Form 10-Q
period 2004-03-31
LBI MEDIA HOLDINGS INC
filed 2004-05-11
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-110122

LBI MEDIA HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-0584918
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1845 West Empire Avenue

Burbank, California 91504

(Address of principal executive offices, excluding zip code) (Zip code)

Registrant’s Telephone Number, Including Area Code: (818) 563-5722

Not Applicable

(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2004, there were approximately 100 shares outstanding of Common Stock, $0.01 par value.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LBI MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2004
	(Note 1)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,670,129	$199,240
Short-term investments	191,650	189,020
Accounts receivable (less allowance for doubtful accounts of $965,132 in 2003 and $1,091,879 in 2004)	13,724,961	10,627,103
Current portion of program rights, net	1,177,325	1,182,611
Amounts due from related parties	334,693	349,714
Current portion of employee advances	57,856	67,221
Prepaid expenses and other current assets	1,092,047	931,131

Total current assets	23,248,661	13,546,040

Property and equipment, net	56,837,070	66,214,702
Program rights, excluding current portion	1,642,887	1,335,727
Notes receivable from related parties	2,518,581	2,537,400
Employee advances, excluding current portion	687,970	680,158
Deferred financing costs, net	6,080,009	5,942,856
Broadcast licenses, net	239,405,098	270,018,847
Acquisition costs	482,455	70,543
Escrow funds	1,500,000	750,000
Other assets	461,351	655,521

Total assets	$332,864,082	$361,751,794

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$4,015,770	$4,292,557
Accrued interest	7,430,702	3,839,241
Program rights payable	69,324	42,324
Amounts due to related parties	189,485	135,981
Current portion of long-term debt	163,078	167,012

Total current liabilities	11,868,359	8,477,115

Long-term debt, excluding current portion	281,843,787	313,550,140
Deferred compensation	8,506,000	9,567,000
Deferred state income taxes	236,078	250,414
Other liabilities	218,163	241,733

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares —1,000
Issued and outstanding shares —100	1	1
Additional paid-in capital	22,657,667	22,657,667
Retained earnings	7,470,797	6,947,124
Accumulated other comprehensive income	63,230	60,600

Total stockholder’s equity	30,191,695	29,665,392

Total liabilities and stockholder’s equity	$332,864,082	$361,751,794

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2003	2004
Revenues	$18,719,240	$22,150,355
Less agency commissions	2,265,672	2,778,060

Net revenues	16,453,568	19,372,295

Operating expenses:
Program and technical, exclusive of noncash employee compensation of $159,000 and $245,000 for the three months ended March 31, 2003 and 2004, respectively, and depreciation shown below	2,910,956	3,572,477
Promotional, exclusive of depreciation shown below	248,062	381,301
Selling, general and administrative, exclusive of noncash employee compensation of $524,000 and $816,000 for the three months ended March 31, 2003 and 2004, respectively, and depreciation shown below	5,802,062	6,718,283
Noncash employee compensation	683,000	1,061,000
Depreciation	794,211	1,124,563

Total operating expenses	10,438,291	12,857,624

Operating income	6,015,277	6,514,671
Interest expense	(4,979,572)	(6,272,879)
Interest and other income	22,614	24,123

Income before income taxes	1,058,319	265,915
Provision for income taxes	(20,000)	(18,558)

Net income	$1,038,319	$247,357

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2004
Operating activities
Net income	$1,038,319	$247,357
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	794,211	1,124,563
Amortization of deferred financing costs	133,233	199,755
Accretion on senior discount notes	—	1,100,007
Noncash employee compensation	683,000	1,061,000
Provision for doubtful accounts	216,813	198,513
Changes in operating assets and liabilities:
Accounts receivable	110,510	2,899,345
Program rights	(31,720)	301,874
Amounts due from related parties	(145,459)	(15,021)
Prepaid expenses and other current assets	(451,086)	160,916
Employee advances	(9,826)	(1,553)
Accounts payable and accrued expenses	(526,057)	276,787
Accrued interest	(4,336,298)	(3,591,461)
Program rights payable	—	(27,000)
Amounts due to related parties	(13,874)	(53,504)
Deferred state income tax payable	9,600	14,336
Other assets and liabilities	(3,840)	(189,419)

Net cash (used in) provided by operating activities	(2,532,474)	3,706,495

Investing activities
Purchase of property and equipment	(1,302,984)	(3,502,195)
Acquisition of radio and television station property and equipment	—	(7,000,000)
Acquisition costs	(149,886)	(70,543)
Acquisition of broadcast licenses	(8,351)	(28,631,294)
Amounts deposited in escrow for the acquisition of broadcast licenses	—	(750,000)

Net cash used in investing activities	(1,461,221)	(39,954,032)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings, net of financing costs	6,821,128	35,837,398
Payments on long-term debt and bank borrowings	(37,243)	(5,289,720)
Distributions to Parent	—	(771,030)

Net cash provided by financing activities	6,783,885	29,776,648

Net increase (decrease) in cash and cash equivalents	2,790,190	(6,470,889)
Cash and cash equivalents at beginning of period	1,396,636	6,670,129

Cash and cash equivalents at end of period	$4,186,826	$199,240

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,460,651	$8,544,680

Income taxes	$10,400	$—

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

LBI Media Holdings, Inc. was incorporated in Delaware on June 23, 2003, and is a qualified subchapter S subsidiary of LBI Holdings I, Inc. (the “Parent”). Pursuant to an Assignment and Exchange Agreement dated September 29, 2003 between the Parent and LBI Media Holdings, Inc., the Parent assigned to LBI Media Holdings, Inc. all of its right, title and interest in 100 shares of common stock of LBI Media, Inc. (LBI Media) (constituting all of the outstanding shares of LBI Media) in exchange for 100 shares of common stock of LBI Media Holdings, Inc. Thus, upon consummation of the exchange, LBI Media, the principal operating company, became a wholly owned subsidiary of LBI Media Holdings, Inc. (LBI Media Holdings).

As the above transaction was between entities under common control, it was accounted for at historical cost. LBI Media Holdings’ financial statements and financial information presented for prior periods include the historical activity of LBI Media.

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance of senior discount notes and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends and distributions from its operating subsidiaries, which are subject to restriction by LBI Media’s senior credit facility and the indenture governing the senior subordinated notes issued by LBI Media. Parent-only condensed financial information of LBI Media Holdings on a stand-alone basis has been presented in Note 10.

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California and Texas. In addition, the Company, through its indirect wholly owned subsidiary, Empire Burbank Studios, Inc. (Empire), owns a television studio facility that is primarily used to produce programming for Company-owned television stations. Portions of this facility are also leased to independent third parties. The Company sells commercial airtime on its radio and television stations to local and national advertisers. In addition, the Company has entered into time brokerage agreements with third parties for three of its radio stations.

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM and KEBN-FM radio stations service the Los Angeles, California market, while its KQUE-AM, KJOJ-AM, KSEV-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM, KIOX-FM and KXGJ-FM radio stations service the Houston, Texas market.

The Company’s television stations, KRCA, KZJL, KMPX and KSDX, service the Los Angeles, California, Houston, Texas, Dallas Fort-Worth, Texas and San Diego, California markets, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The condensed consolidated financial statements include the accounts of LBI Media Holdings and its subsidiaries. All significant intercompany amounts and transactions have been eliminated. The accounts of the Parent, including certain indebtedness (see Note 4), are not included in the accompanying unaudited condensed financial statements.

2. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 became effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of FIN 46 become effective for the first interim or annual period ending after March 15, 2004. The Company adopted the provisions of FIN 46 in the first quarter of 2004, however such adoption has not had an impact on the Company’s results of operations or financial position.

3. Broadcast Licenses

The Company accounts for its broadcast licenses in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The Company believes its broadcast licenses have indefinite useful lives given they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. As such, in accordance with SFAS 142, the broadcast licenses are reviewed for impairment at least annually.

The carrying value of broadcast licenses is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television stations for indicators of impairment. If indicators of impairment are identified and the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded, if necessary. The fair value of the Company’s broadcast licenses is determined using the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present valuation equivalent through the use of a discount rate. No adjustments to the carrying amounts of broadcast licenses for impairment were made during the three months ended March 31, 2003 and 2004.

Accumulated amortization of broadcast licenses totaled approximately $17,696,000 at December 31, 2003 and March 31, 2004.

4. Long-Term Debt

Long-term debt consists of the following (not including the debt of the Parent – see discussion below):

	December 31, 2003	March 31, 2004
2002 Revolver	$88,349,736	$118,999,736
Senior Subordinated Notes	150,000,000	150,000,000
Senior Discount Notes	40,978,056	42,078,064
Empire Note	2,679,073	2,639,352

	282,006,865	313,717,152
Less current portion	(163,078)	(167,012)

	$281,843,787	$313,550,140

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 1999, Empire Burbank Studios, Inc., an indirect, wholly owned subsidiary of the Company, issued an installment note payable to a bank for $3.25 million (the “Empire Note”), which bears interest at the rate of 8.13% per annum. The Empire Note is payable in monthly principal and interest payments of $31,530 through maturity in August 2014. The borrowings under the Empire Note are secured by substantially all of the Empire assets.

On July 9, 2002, LBI Media issued $150.0 million of Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) and entered into a new $160.0 million senior revolving credit facility (the “2002 Revolver”). The proceeds of the Senior Subordinated Notes and 2002 Revolver were used to repay LBI Media’s former senior credit facility and senior notes.

The Senior Subordinated Notes bear interest at the rate of 10 1/8% per annum, and interest payments are to be made on a semi-annual basis each January 15 and July 15. LBI Media is a holding company that has no independent assets or operations, other than its investment in its subsidiaries. All of LBI Media’s subsidiaries are wholly owned and have provided full and unconditional joint and several guarantees of the Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes contains certain restrictive covenants that, among other things, limit the Company’s ability to borrow under the 2002 Revolver. The Company may borrow up to $150.0 million under the 2002 Revolver without restrictions, but any amount over $150.0 million will be subject to the Company’s compliance with a specified leverage ratio (as defined in the indenture governing the Senior Subordinated Notes). The indenture also limits the Company’s ability to pay dividends.

Amounts available under the 2002 Revolver will begin decreasing quarterly, commencing on June 30, 2005, and continuing until maturity on September 30, 2009. Borrowings under the 2002 Revolver bear interest at the election of the Company, based on either the base rate (as defined in the senior credit agreement) or the LIBOR rate, in each case plus the applicable margin stipulated in the agreement ranging from 0.25% to 3.00% based on certain leverage ratios, as defined in the senior credit agreement. The 2002 Revolver bears interest at floating rates (ranging from 3.69% to 3.70% and 3.13% to 4.75% at December 31, 2003 and March 31, 2004, respectively), and borrowings are secured by substantially all of LBI Media’s and its subsidiaries’ assets. The Company may increase its borrowing capacity under the 2002 Revolver by an additional $40.0 million ($30.0 million after the increase in the Company’s borrowing capacity described below) subject to participation by its existing lenders or new lenders acceptable to the administrative agent under the 2002 Revolver and subject to restrictions in the indenture relating to its Senior Subordinated Notes. On August 16, 2002, the Company’s borrowing capacity under the 2002 Revolver was increased by $10.0 million to $170.0 million.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 10, 2003, the Company issued $68.4 million aggregate principal amount at maturity of Senior Discount Notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. The net proceeds from the offering were used to repay a portion of the indebtedness outstanding under the 2002 Revolver. Under the terms of the notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008 and instead the value of the notes will be increased each period such that it will be equal to $68.4 million on such date; such accretion (approximately $1.1 million for the three months ended March 31, 2004) is recorded as additional interest expense by the Company. Thereafter, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that the Company may make a cash interest election on any interest payment date prior to October 15, 2008. If the Company makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the day of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the day the Company makes such election. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and pay dividends. The Senior Discount Notes are structurally subordinated to the 2002 Revolver and Senior Subordinated Notes.

In connection with the July 2002 refinancing discussed above, the Company loaned approximately $1.9 million to a stockholder of the Parent. The loan matures in 2009 and bears interest at the applicable federal rate (2.84% per annum). The Company also repaid notes payable to the stockholders of the Parent of approximately $1.9 million.

The 2002 Revolver, Senior Subordinated Notes and Senior Discount Notes contain certain financial and non-financial covenants including restrictions on LBI Media’s and LBI Media Holdings’ ability to pay dividends. At March 31, 2004, the Company was in compliance with all such covenants.

As of March 31, 2004, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

2004	$123,267
2005	177,675
2006	192,887
2007	17,209,137
2008	34,226,872

$51,929,838

The above table does not include interest payments or scheduled repayments relating to debt of the Parent, and does not include any deferred compensation amounts the Company may ultimately pay. Pursuant to SEC guidelines, such debt of the Parent is not reflected in the Company’s financial statements because (a) the Company will not assume the debt of the Parent, either presently or in a planned transaction in the future; (b) the proceeds from the offering of the Senior Discount Notes in October 2003 were not used to retire all or a part of the Parent’s debt; and (c) the Company does not guarantee or pledge its assets as collateral for the Parent’s debt. The Parent is a holding company that has no assets, operations or cash flows other than its investment in the Company. Accordingly, funding from the Company may be required for the Parent to repay its debt. The Parent’s debt, which is subordinated in right of payment to the 2002 Revolver, Senior Subordinated Notes and Senior Discount Notes, is described below.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 20, 2001, the Parent entered into an agreement whereby in exchange for $30.0 million, it issued junior subordinated notes (the “Parent Subordinated Notes”) and warrants to the holders of the Parent Subordinated Notes to initially acquire 14.02 shares (approximately 6.55%) of the Parent’s common stock at an initial exercise price of $.01 per share. In connection with the refinancing in July 2002 and the issuance of the Senior Discount Notes in October 2003, described above, the terms of the Parent Subordinated Notes and the related warrants were amended. The following information gives effect to such amendments. The Parent Subordinated Notes initially bear interest at 9% per year and will bear interest at 13% per year beginning September 21, 2009. The Parent Subordinated Notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default (as defined in the agreement), (iii) a merger, sale or similar transaction involving the Parent or substantially all of the subsidiaries of the Parent, (iv) a sale or other disposition of a majority of the Parent’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of the Parent’s board of directors, and (v) the date on which the warrants issued in connection with the Parent Subordinated Notes are repurchased pursuant to the call options applicable to such warrants. Interest is not payable until maturity.

The warrants will expire on the earlier of (i) the later of (a) July 31, 2015, and (b) the date which is six months from the payment in full of all outstanding principal and interest on the Parent Subordinated Notes or (ii) the closing of an underwritten public equity offering in which the Parent raises at least $25.0 million (subject to extension in certain circumstances).

A performance-based adjustment may increase or decrease the number of shares issued upon exercise of the warrants based on the future consolidated broadcast cash flow (as defined) of the Parent. Upon the maturity date of the Parent Subordinated Notes, the payment in full of the Parent Subordinated Notes and the repurchase of the warrants, a change in control of the Parent or the exercise of the call or put options described below, the number of shares issuable upon the exercise of the warrants at the time of such event will be decreased by multiplying such number of shares by .9367, if the Parent achieves consolidated broadcast cash flow for the trailing 12 months in excess of 125% of its budgeted forecasts and in the case of the sale of the Parent, its total fair market value is greater than 13 times consolidated broadcast cash flow for the trailing 12 months. The number of shares issuable upon the exercise of the warrants will be increased by multiplying such number of shares by 1.0633, if the Parent achieves consolidated broadcast cash flow less than 75% of its budgeted plan for the trailing 12 months and in the case of the sale of the Parent, its total fair market value is less than 15 times consolidated broadcast cash flow for the trailing 12 months.

The warrants contain a put right and a call right as described below. If either of these rights are exercised, it could require a significant amount of cash from the Company to repurchase the warrants, since the Parent is a holding company that has no operations or assets, other than its investment in the Company, and is dependent on the Company for cash flow. However, the Company has no legal obligation to provide that funding.

Put Right: The warrant holders have a “put right,” which entitles them at any time on or after the maturity date of the Parent Subordinated Notes to require the Parent to repurchase the warrants, or if the warrants have been exercised, the stock issued pursuant to the warrants, at the fair market value of the stock/warrants (the fair market value is subject to certain adjustments). Certain mergers, combinations or sales of assets of the Parent, however, will not trigger such put right, even though such events would have accelerated the obligations under the Parent Subordinated Notes.

Call Right: If the Parent proposes an acquisition with a valuation of at least $5.0 million in connection with which any proposed financing source reasonably requires in good faith, as a condition of financing and/or permitting the acquisition, an amendment to the maturity date of the notes and a majority of the holders of the

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Parent Subordinated Notes do not agree to such amendment, the Parent has the right to purchase the warrants (or related stock, if the warrants have been issued) at fair market value, in connection with its payment in full of the aggregate of principal and interest outstanding under the Parent Subordinated Notes.

Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. These fair values were determined by using the income and market valuation approaches. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The Parent Subordinated Notes will be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $227,000 and $228,000 during the three months ended March 31, 2003 and 2004, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants are stated at fair value each reporting period (approximately $31,400,000 at March 31, 2004), with subsequent changes in fair value being recorded as deferred financing costs and amortized to interest expense over the remaining life of the Parent Subordinated Notes.

On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission for the proposed initial public offering of its Class A common stock (the “Offering”). Immediately before the Offering, Liberman Broadcasting, Inc. will merge with the Parent, a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate the Parent into a Delaware corporation. It is anticipated that a portion of the net proceeds to the Parent from the Offering will be contributed to the Company and used to repay:

•	$21.8 million of the outstanding principal amount under the 2002 Revolver, plus accrued and unpaid interest,

•	$52.5 million of the principal amount of the Senior Subordinated Notes at a redemption price of 110.125%, plus accrued and unpaid interest, and

•	$16.8 million of the accreted value of the Senior Discount Notes at a redemption price of 111.0% of the accreted value to the redemption date.

Assuming the above redemptions occurred on March 31, 2004, the Company would have incurred (1) approximately $6.0 million in one-time charges relating to the Senior Subordinated Notes, of which approximately $0.7 million relates to the noncash write-off of previously deferred financing costs and (2) approximately $2.6 million in one-time charges relating to the Senior Discount Notes, of which approximately $0.7 million relates to the noncash write-off of previously deferred financing costs.

Liberman Broadcasting, Inc. plans to redeem all of its outstanding Parent Subordinated Notes at a redemption price of 100.0% with the net proceeds from the Offering. In addition, Liberman Broadcasting, Inc. expects that the warrants will be exercised for shares of its Class A common stock at the closing of the Offering. Liberman Broadcasting, Inc. also intends to enter into an agreement with the holders of the warrants to terminate certain of their rights under the warrant agreement, including the put and call rights. Assuming the Offering closed and the warrants were exercised on March 31, 2004, Liberman Broadcasting, Inc. would have incurred a one-time $6.0 million noncash charge to adjust the fair market value of the warrants resulting from the immediate increase in its net equity value. In addition, Liberman Broadcasting, Inc. would have incurred approximately $16.6 million in one-time noncash expenses, relating to the write-off of previously deferred financing costs and a loss resulting from the early retirement of the Parent Subordinated Notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Acquisitions

On April 22, 2003, the Company completed its acquisition of selected assets of KEYH-AM, licensed to Houston, Texas, pursuant to an asset purchase agreement, dated as of April 5, 2002, as amended on October 8, 2002. At the same time, the Company terminated its local marketing agreement, which became effective on May 20, 2002. The aggregate purchase price was approximately $6,487,000, including acquisition costs of approximately $762,000. The Company changed the format, customer base, and employee base of the acquired station and allocated the purchase price as follows:

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

$35,642,000

On January 12, 2004, the Company completed its acquisition of selected assets of KMPX-TV, licensed to Decatur-Dallas, Texas, pursuant to an asset purchase agreement, dated as of July 14, 2003. The aggregate purchase price was approximately $37,613,000, including acquisition costs of approximately $613,000. The Company changed the format, customer base, and employee base of the acquired station and the initial purchase price allocation is as follows:

Broadcast licenses	$30,613,000
Property and equipment	7,000,000

$37,613,000

On March 18, 2004, the Company entered into an agreement to purchase selected assets of radio station KNOR-FM, serving the Dallas-Fort Worth, Texas market for an aggregate purchase price of approximately $15.5 million, of which $750,000 has been deposited into escrow. The Company expects to complete this acquisition in the third quarter of 2004.

In connection with certain of the above acquisitions of selected radio station assets, the Company entered into local marketing agreements to operate the stations until the purchase was completed. Under such agreements, the Company paid a negotiated monthly fee, provided programming for the related stations, and received the related advertising revenues. The Company expensed the monthly fees as they were incurred. Local marketing agreement expense amounted to $672,000 and $0 during the three months ended March 31, 2003 and 2004, respectively. The Company had no local marketing agreements in effect as of March 31, 2004.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Deferred Compensation

The Company and the Parent have entered into employment agreements with certain employees. The services required under the employment agreements are rendered to the Company, and payment of amounts due under the employment agreements is made by the Company. Accordingly, the Company has reflected amounts due under the employment agreements in its financial statements. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” (as defined) of the Parent over certain base amounts (Incentive Compensation). There are two components of Incentive Compensation: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures. The time vesting component is accounted for over the vesting periods specified in the employment agreements. Performance based amounts are accounted for at the time it is considered probable that the performance measures will be attained.

The employment agreements contain provisions which allow for limited accelerated vesting in the event of a change in control of the Parent (as defined). Unless there is a change in control of the Parent (as defined), the “net value” (as defined) of the Parent is to be determined on December 31, 2005, December 31, 2006 or December 31, 2009 (depending upon the particular employment agreement). Any Incentive Compensation amounts due are required to be paid within thirty days after the date the “net value” of the Parent is determined. If the Parent is publicly traded, the employees may elect to receive all or a portion of the deferred compensation in the form of common stock of the Parent.

At December 31, 2003 and March 31, 2004, the “net value” of the Parent exceeded the base amounts set forth in certain of the respective employment agreements, and the employees had vested in approximately $8,506,000 and $9,567,000, respectively, of Incentive Compensation. As a part of the calculation of this incentive compensation, the Company used the income and market valuation approaches to determine the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The base amounts were negotiated with each employee at the time the employment agreement was entered into. The vested amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense is shown as noncash employee compensation in the accompanying consolidated statements of operations.

At March 31, 2004, neither the Company nor Parent had funded any portion of the deferred compensation liability.

Upon the closing of the Parent’s proposed initial public offering of its Class A common stock, the Company currently anticipates an immediate increase in the “net value” of the Parent based on preliminary equity market valuations. Assuming this offering closed on March 31, 2004, the Company’s deferred compensation expense would have increased by an additional $2.5 million for the three months ended March 31, 2004.

7. Related Party Transactions

The Company’s national sales representative is an entity owned by the stockholders of the Parent. This national sales representative charged the Company approximately $231,000 and $320,000 during the three months ended March 31, 2003 and 2004, respectively. Such amounts, which the Company believes represent market rates, are included in selling expenses in the accompanying condensed consolidated statements of operations.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company owed its national sales representative approximately $189,000 and $136,000 as of December 31, 2003 and March 31, 2004, respectively. Such amounts are included in amounts due to related parties in the accompanying condensed consolidated balance sheets.

The Company had approximately $2,735,000 and $2,777,000 due from stockholders of the Parent and from affiliated companies at December 31, 2003 and March 31, 2004, respectively. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company has made advances to certain religious and charitable organizations and individuals totaling approximately $118,000 and $110,000 at December 31, 2003 and March 31, 2004, respectively. These loans and advances plus accrued interest, are included in amounts due from related parties and notes receivable from related parties in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2003 and 2004, the Company forgave approximately $24,000 and $0, respectively, in advances made to certain organizations.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (LDL), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its television stations.

8. Comprehensive Income

Comprehensive income amounted to approximately $1,020,234 and $244,727 for the three months ended March 31, 2003 and 2004, respectively.

9. Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, requires companies to provide certain information about their operating segments. The Company has two reportable segments – radio operations and television operations.

Management uses operating income before depreciation and noncash employee compensation as its measure of profitability for purposes of assessing performance and allocating resources.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	2003	2004
Net revenues:
Radio operations	$8,776,217	$8,951,104
Television operations	7,677,351	10,421,191

Consolidated net revenues	16,453,568	19,372,295

Operating expenses, excluding depreciation and noncash employee compensation:
Radio operations	4,841,462	4,809,927
Television operations	4,119,618	5,862,134

Consolidated operating expenses, excluding depreciation and noncash employee compensation	8,961,080	10,672,061

Operating income before depreciation and noncash employee compensation:
Radio operations	3,934,755	4,141,177
Television operations	3,557,733	4,559,057

Consolidated operating income before depreciation and noncash employee compensation	7,492,488	8,700,234

Depreciation expense:
Radio operations	317,874	461,609
Television operations	476,337	662,954

Consolidated depreciation expense	794,211	1,124,563

Noncash employee compensation:
Radio operations	683,000	1,061,000

Consolidated noncash employee compensation	683,000	1,061,000

Operating income:
Radio operations	2,933,881	2,618,568
Television operations	3,081,396	3,896,103

Consolidated operating income	$6,015,277	$6,514,671

Total assets:
Radio operations	$133,131,247	$172,698,316
Television operations	126,643,204	167,702,425
Corporate	17,916,827	21,351,053

Consolidated total assets	$277,691,278	$361,751,794

Reconciliation of operating income before depreciation and noncash employee compensation to income before income taxes:
Operating income before depreciation and noncash employee compensation	$7,492,488	$8,700,234
Depreciation	(794,211)	(1,124,563)
Noncash employee compensation	(683,000)	(1,061,000)
Interest expense	(4,979,572)	(6,272,879)
Interest and other income	22,614	24,123

Income before income taxes	$1,058,319	$265,915

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31, 2003	March 31, 2004
Condensed Balance Sheet Information:
Assets
Deferred financing costs	$1,889,708	$1,848,820
Investment in subsidiaries	69,197,460	69,802,812
Other assets	19,353	31,223

Total assets	$71,106,521	$71,682,855

Liabilities and stockholder’s equity
Long term debt	$40,978,056	$42,078,063
Stockholder’s equity:
Common stock	1	1
Additional paid-in capital	22,657,667	22,657,667
Retained earnings	7,470,797	6,947,124

Total stockholder’s equity	30,128,465	29,604,792

Total liabilities and stockholder’s equity	$71,106,521	$71,682,855

	Three Months Ended March 31,
	2003	2004
Condensed Statement of Operations Information:
Income:
Equity in earnings of subsidiaries	$1,038,319	$1,381,380
Expenses:
Interest expense	—	(1,147,143)

Income before income taxes	1,038,319	234,237
Income tax benefit	—	13,120

Net income	$1,038,319	$247,357

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended March 31,
	2003	2004
Condensed Statement of Cash Flows Information:
Cash flows provided by operating activities:
Net income	$1,038,319	$247,357
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(1,038,319)	(1,381,380)
Amortization of deferred financing costs	—	45,886
Accretion on discount notes	—	1,100,007
Change in other assets	—	(11,870)
Distributions from subsidiaries	—	776,028

Net cash provided by operating activities	$—	$776,028

Cash flows used in financing activities:
Payments of deferred financing costs	$—	$(4,998)
Distributions to Parent	—	(771,030)

Net cash used in financing activities	$—	$(776,028)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K (File No. 333-110122). This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements.

Overview

We own and operate radio and television stations in Los Angeles, California and Houston, Texas and television stations in Dallas, Texas and San Diego, California. Our radio stations consist of four FM and two AM stations serving Los Angeles, California and its surrounding areas and five FM and four AM stations serving Houston, Texas and its surrounding areas. We expect to add an FM radio station in the Dallas-Fort-Worth, Texas market in the third quarter of 2004, pursuant to a definitive agreement we entered into in March 2004. Our four television stations consist of three full-power stations serving Los Angeles, California, Houston, Texas and Dallas-Fort Worth, Texas and a low-power station serving San Diego, California. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we primarily use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth that will allow us to produce local programming for those markets.

We operate in two reportable segments, radio and television. We generate revenue from the sale of national, regional and local advertising time on our television and radio stations, the sale of time on a contractual basis to brokered or infomercial customers on our radio and television stations, and, to a lesser extent, the leasing of our production facilities to outside entertainment companies. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from agencies on local, regional and national advertising and our revenue reflects deductions from gross revenue for commissions to these agencies.

Our primary expenses are employee compensation, including commissions paid to our sales staff, promotion, selling, programming, commissions paid to our national representative firm, SMRT, and general and administrative expenses. Our programming expenses for television consist of costs related to the production of original programming content, production of local newscasts, and the acquisition of programming content from other sources.

We are organized as a Delaware corporation and are a “qualified S subsidiary” under federal and California state tax laws. As such, we are deemed for tax purposes to be part of our parent, an “S corporation,” and our taxable income is reported by the shareholders of LBI Holdings I, on their respective federal and state income tax returns.

On April 22, 2003, we completed our acquisition of the selected assets of radio station KEYH-AM, licensed in the Houston, Texas market, for an aggregate purchase price of approximately $6.5 million (including acquisition costs), and have significantly changed the format, customer base, revenue stream and employee base of this station.

On May 15, 2003, we completed our acquisition of the selected assets of KMXN-FM, licensed in Garden Grove, California, for an aggregate purchase price of approximately $35.6 million (including acquisition costs) and subsequently changed the station’s call letters to KEBN-FM. We have significantly changed the format, customer base, revenue stream and employee base of this station.

On January 12, 2004, we completed our acquisition of the selected assets of KMPX-TV serving the Dallas-Fort Worth, Texas market, for an aggregate purchase price of approximately $37.6 million (including acquisition costs), and have significantly changed the format, customer base, revenue stream and employee base of this station.

On March 18, 2004 we entered into an agreement to purchase the selected assets of radio station KNOR-FM serving the Dallas-Fort Worth, Texas market for an aggregate purchase price of $15.5 million, of which $750,000 has been placed into escrow. We intend to significantly change the format, customer base, revenue stream and employee base of this station. We anticipate completing this acquisition in the third quarter of 2004.

We generally experience lower operating margins for several months following the acquisition of radio and television stations. This is primarily due to the time it takes to fully implement our format changes, build our advertiser base and gain viewer or listener support.

From time to time, we engage in discussions with third parties concerning our possible acquisition of additional radio or television stations or related assets. Any such discussions may or may not lead to our acquisition of additional broadcasting assets.

Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission on February 12, 2004 for the initial public offering of its Class A common stock. Immediately before the offering, Liberman Broadcasting, Inc. will merge with our parent, LBI Holdings, I, Inc., a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate our parent into a Delaware corporation. In this report, “Liberman Broadcasting” refers to LBI Holdings I, Inc. before the merger and Liberman Broadcasting, Inc. after the merger, each on an unconsolidated basis.

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended March 31,
	2003	2004
Net revenues:
Radio	$8,776,217	$8,951,104
Television	7,677,351	10,421,191

Total	$16,453,568	$19,372,295

Total operating expenses before noncash employee compensation and depreciation:
Radio	$4,841,462	$4,809,927
Television	4,119,618	5,862,134

Total	$8,961,080	$10,672,061

Noncash employee compensation:
Radio	$683,000	$1,061,000
Television	—	—

Total	$683,000	$1,061,000

Depreciation:
Radio	$317,874	$461,609
Television	476,337	662,954

Total	$794,211	$1,124,563

Operating income:
Radio	$2,933,881	$2,618,568
Television	3,081,396	3,896,103

Total	$6,015,277	$6,514,671

Adjusted EBITDA (1):
Radio	$3,934,755	$4,141,177
Television	3,557,733	4,559,057

Total	$7,492,488	$8,700,234

Total assets:
Radio	$133,131,247	$172,698,316
Television	126,643,204	167,702,425
Corporate	17,916,827	21,351,053

Total	$277,691,278	$361,751,794

(1)	We define Adjusted EBITDA as net income plus income tax expense, net interest expense, depreciation and noncash employee compensation. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of noncash items. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure.”

The table set forth below reconciles net cash (used in) provided by operating activities, calculated and presented in accordance with accounting principles generally accepted in the United States, to Adjusted EBITDA:

	Three Months Ended March 31,
	2003	2004
Net cash used in operating activities	$(2,532,474)	$3,706,495
Add:
Income tax expense	20,000	18,558
Interest expense, net	4,956,958	6,248,756
Less:
Amortization of deferred financing costs	(133,233)	(199,755)
Accretion on senior discount notes	—	(1,100,007)
Provision for doubtful accounts	(216,813)	(198,513)
Changes in operating assets and liabilities:
Accounts receivable	(110,510)	(2,899,345)
Program rights	31,720	(301,874)
Amounts due from related parties	145,459	15,021
Prepaid expenses and other current assets	451,086	(160,916)
Employee advances	9,826	1,553
Accounts payable and accrued expenses	526,057	(276,787)
Accrued interest	4,336,298	3,591,461
Program rights payable	—	27,000
Amounts due to related parties	13,874	53,504
Deferred state income tax payable	(9,600)	(14,336)
Other assets and liabilities	3,840	189,419

Adjusted EBITDA	$7,492,488	$8,700,234

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Net Revenues. Net revenues increased by $2.9 million, or 17.7%, to $19.4 million for the three months ended March 31, 2004, from $16.5 million for the same period in 2003. This increase was primarily attributable to the performance of our television segments in the California and Texas markets, along with modest growth from our radio division.

We currently anticipate continued net revenue growth through the end of 2004 from both our radio and television segments due to increased advertising time sold, increased advertising rates, and incremental net revenue from our new Dallas-Fort Worth television station, KMPX-TV. Our programming, focused sales strategy and the expected continued demand by advertisers for Spanish-language advertising should continue to increase our advertising time sold and advertising rates for the duration of 2004.

Net revenues for our radio segment increased by $0.2 million, or 2.0%, to $9.0 million for the three months ended March 31, 2004, from $8.8 million for the same period in 2003. This increase was attributable to revenue growth in our Texas market, primarily reflecting higher advertising rates, increased advertising time sold and a stronger sales force presence. Our targeted local programming and a strong retail advertiser base have enabled us to increase rates and advertising time sold.

Net revenues for our television segment increased by $2.7 million, or 35.7%, to $10.4 million for the three months ended March 31, 2004, from $7.7 million for the same period in 2003. This increase was attributable to revenue growth in our California and Texas markets, reflecting higher advertising rates, advertising time sold and incremental revenues from our new Dallas-Fort Worth station, KMPX-TV, acquired in January 2004. Our internally produced programming continues to achieve higher ratings, enabling us to raise advertising rates and increase advertising time sold.

Total operating expenses. Total operating expenses increased by $2.4 million, or 23.2%, to $12.8 million for the three months ended March 31, 2004 from $10.4 million for the same period in 2003. This increase was due to:

(1) a $0.7 million increase in program and technical expenses related to (a) additional production of in-house television programs, (b) incremental expenses related to our new television station in the Dallas-Fort Worth market, which began operations in January 2004 and (c) overall revenue growth,

(2) a $0.2 million increase in promotional expenses primarily resulting from the addition of our television station in the Dallas-Fort Worth market,

(3) a $0.9 million increase in selling, general and administrative expenses due to (a) higher sales salaries and commissions, reflecting our net revenue growth, (b) additional expenses related to the acquisition of selected assets of KMPX-TV in January 2004, and (c) moderate increases in other general and administrative expenses associated with our revenue growth,

(4) a $0.3 million increase in depreciation expense, primarily due to (a) the acquisition of selected assets of KMPX-TV in January 2004, (b) the completion of our corporate office and television production facility during the first three months of 2004, (c) incremental expenses relating to two asset acquisitions completed in the second quarter of 2003 and (d) increased capital expenditures since the first quarter of 2003, and

(5) a $0.3 million increase in noncash employee compensation. Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting.

Upon the closing of Liberman Broadcasting’s proposed initial public offering of its Class A common stock, we currently anticipate an immediate increase in the “net value” of Liberman Broadcasting, based on preliminary equity market valuations. Assuming this offering closed on March 31, 2004, our deferred compensation expense would have increased by an additional $2.5 million for the three months ended March 31, 2004.

We believe that our total operating expenses will continue to increase in 2004 due to increased programming costs for our television segment, increased sales commissions and administrative expenses associated with our net revenue growth, and increased expenses associated with our new Dallas-Fort Worth television station, KMPX-TV. Our television programming expenses will likely continue to increase in 2004 due to additional in-house programming. Continued growth in expenses may occur as a result of the acquisition of radio and television assets that we may complete. We anticipate that the growth rate of our 2004 total operating expenses, excluding noncash employee compensation, will be lower than the growth rate of our 2004 net revenue. This expectation could be negatively impacted by the number and size of additional radio and television assets that we may acquire, if any, and public equity expenses resulting from the proposed initial public offering of Liberman Broadcasting’s Class A common stock.

Total operating expenses for our radio segment increased by $0.5 million, or 8.4%, to $6.3 million for the three months ended March 31, 2004, from $5.8 million for the same period in 2003. This increase was primarily the result of:

(1) a $0.2 million increase in program and technical expenses related to (a) additional ratings service and market research costs associated with our Los Angeles and Houston stations, and (b) general expense increases associated with overall revenue growth,

(2) a $0.1 million increase in depreciation expense, resulting from (a) the completion of our corporate office and production facility during the first three months of 2004 and (b) incremental expenses relating to two asset acquisitions completed in the second quarter of 2003, and

(3) a $0.3 million increase in noncash employee compensation.

These increases were offset by a $0.1 million decline in selling, general and administrative expenses, primarily resulting from a $0.7 million decline in local marketing agreement fees relating to asset acquisitions we completed in the second quarter of 2003. This decrease was offset by (1) higher sales commissions associated with our growth in net revenue and (2) general expense increases associated with overall revenue growth.

Total operating expenses for our television segment increased by $1.9 million, or 42.0%, to $6.5 million for the three months ended March 31, 2004, from $4.6 million, for the same period in 2003. This increase was primarily the result of:

(1) a $0.5 million increase in program and technical expenses related to (a) the additional production of in-house programming, (b) the incremental costs associated with our newly acquired television station in the Dallas-Fort Worth market, and (c) general cost increases associated with overall revenue growth,

(2) a $0.2 million increase in promotional expenses, primarily due to the addition of our new Dallas-Fort Worth television station acquired in January 2004,

(3) a $1.0 million increase in selling, general and administrative expenses related to (a) higher sales salaries and commissions associated with our growth in net revenue, (b) incremental costs associated with the our new Dallas-Fort Worth television station acquired in January 2004, and (c) general expense increases associated with revenue growth, and

(4) a $0.2 million increase in depreciation expense, primarily resulting from (a) an increase in capital expenditures, (b) the completion of our corporate office and television production facility during the quarter and (c) incremental expenses relating to our most recent asset acquisition.

Interest expense. Interest expense increased by $1.3 million, or 26.0%, to $6.3 million for the three months ended March 31, 2004, from $5.0 million for the same period in 2003. This change is attributable to a $1.1 million accretion in our senior discount notes issued in October 2003, and a higher average debt balance during the first quarter of 2004, as compared to the same period in 2003. In January 2004, we borrowed an additional $35.5 million under LBI Media’s senior credit facility to finance the acquisition of KMPX-TV.

As a result of Liberman Broadcasting’s proposed initial public offering of its Class A common stock and the contribution of a portion of the net proceeds to us, we plan to redeem a portion of our outstanding indebtedness. Consequently, excluding one-time charges, we expect our interest expense to decrease during the remaining nine months of 2004. However, if we acquire additional radio and television station assets, we may need to incur more debt, which would result in an increase in our interest expense.

Interest and other income. Interest and other income increased to $24,000 for the three months ended March 31, 2004, from $23,000 for the same period in 2003.

Net income. We recognized net income of $0.2 million for the three months ended March 31, 2004, as compared to $1.0 million for the same period of 2003, a decrease of $0.8 million. This change was primarily due to the debt accretion associated with our senior discount notes issued in October 2003.

Adjusted EBITDA. Adjusted EBITDA increased by $1.2 million, or 16.1%, to $8.7 million for the three months ended March 31, 2004, from $7.5 million for the same period in 2003. This increase was primarily attributable to net revenue growth from our existing stations in the California and Texas markets and the addition of our television station in the Dallas-Fort Worth market, offset by moderate increases in operating expenses.

Liquidity and Capital Resources

LBI Media’s Senior Credit Facility

Our primary sources of liquidity are cash provided by operations and available borrowings under our subsidiary’s, LBI Media’s, $170.0 million revolving senior credit facility. Amounts available under LBI Media’s senior credit facility will begin decreasing quarterly, commencing on June 30, 2005 until the facility matures on September 30, 2009. Borrowings under LBI Media’s senior credit facility bear interest at a rate based on LIBOR or a base rate, plus an applicable margin that is dependent upon our leverage ratio (as defined in the senior credit agreement). As of March 31, 2004, LBI Media had approximately $119.0 million aggregate principal amount outstanding under the senior credit facility. Under the indenture governing LBI Media’s senior subordinated notes and our senior discount notes, LBI Media is limited in its ability to borrow under the senior credit facility. LBI Media may borrow up to $150.0 million under its senior credit facility without having to meet any restrictions under the indentures governing LBI Media’s senior subordinated notes and our senior discount notes, but any amount over $150.0 million that LBI Media may borrow under the senior credit facility will be subject to specified leverage ratios (as defined in the indentures governing LBI Media’s senior subordinated notes and our senior discount notes). LBI Media may increase the borrowing capacity under its senior credit facility by up to an additional $30.0 million, subject to participation by its existing lenders or new lenders acceptable to the administrative agent under the senior credit facility and subject to restrictions in the indentures governing LBI Media’s senior subordinated notes and our senior discount notes.

LBI Media’s senior credit facility contains customary restrictive covenants that, among other things, limit its ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the senior credit facility, LBI Media must also maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the senior credit agreement) to fixed charges. As of March 31, 2004, LBI Media was in compliance with all these covenants. Based on the current anticipated size and timing of Liberman Broadcasting’s initial public offering of its Class A common stock, LBI Media plans to repay approximately $21.8 million of the outstanding principal amount under its senior credit facility, plus accrued and unpaid interest, with the net proceeds contributed from Liberman Broadcasting. We also plan to amend or replace LBI Media’s senior credit facility in connection with the anticipated initial public offering.

LBI Media’s Senior Subordinated Notes

In July 2002, LBI Media issued $150.0 million of Senior Subordinated Notes that mature in 2012. Under the terms of its senior subordinated notes, LBI Media pays semi-annual interest payments of approximately $7.6 million each January 15 and July 15. After giving effect to the partial redemption of LBI Media’s senior subordinated notes with the net proceeds contributed to LBI Media from Liberman Broadcasting’s anticipated initial public offering of its Class A common stock (discussed below), the semi-annual payments will be approximately $4.9 million. The indenture governing LBI Media’s senior subordinated notes contains certain restrictive covenants that, among other things, limit LBI Media’s ability to incur additional indebtedness and pay dividends. As of March 31, 2004, LBI Media was in compliance with all these covenants. LBI Media plans to redeem $52.5 million of the principal amount of its senior subordinated notes at a price of 110.125%, plus accrued and unpaid interest, with the net proceeds contributed to LBI Media from its indirect parent, Liberman Broadcasting, from the anticipated initial public offering of its Class A common stock. Assuming this redemption occurred on March 31, 2004, LBI Media would have incurred approximately $6.0 million in one-time charges, of which approximately $0.7 million relates to the noncash write-off of previously deferred financing costs.

Senior Discount Notes

In October 2003, we issued $68.4 million aggregate principal amount at maturity of 11% Senior Discount Notes that mature in 2013. Under the terms of the notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008 and instead the accreted value of the notes will increase until such date. Thereafter, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that we may make a cash interest election on any interest payment date prior to October 15, 2008. If we make a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the day of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the day we make such election. The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. Our senior discount notes are structurally subordinated to LBI Media’s senior credit facility and senior subordinated notes. We plan to redeem $16.8 million of the accreted value of our senior discount notes at a redemption price of 111.0% of the accreted value to the redemption date with the net proceeds contributed by Liberman Broadcasting, from its initial public offering. Assuming this redemption occurred on March 31, 2004, we would have incurred approximately $2.6 million in one-time charges, of which approximately $0.7 million relates to the noncash write-off of previously deferred financing costs.

Liberman Broadcasting’s 9% Subordinated Notes

In March 2001, our parent, Liberman Broadcasting, issued $30.0 million principal amount of 9% subordinated notes. The 9% subordinated notes are subordinate in right of payment to LBI Media’s senior credit facility and senior subordinated notes, and are structurally subordinated to our senior discount notes. The 9% subordinated notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default, (iii) a merger, sale or similar transaction involving Liberman Broadcasting or substantially all of the subsidiaries of Liberman Broadcasting, (iv) a sale or other disposition of a majority of Liberman Broadcasting’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of Liberman Broadcasting’s board of directors, and (v) the date on which the warrants issued in connection with Liberman Broadcasting’s 9% subordinated notes are repurchased pursuant to the call options applicable to the warrants. Interest is not payable until maturity. Liberman Broadcasting plans to redeem all of its outstanding 9% subordinated notes at a price of 100.0% with the net proceeds of its anticipated offering of its Class A common stock. Assuming this redemption occurred on March 31, 2004, Liberman Broadcasting would have incurred approximately $16.6 million in one-time noncash expenses, relating to the write-off of previously deferred financing costs and a loss resulting from the early redemption of the 9% subordinated notes.

In connection with these 9% subordinated notes, Liberman Broadcasting also issued warrants to purchase shares of its common stock. The warrants have a put feature, which would allow the warrant holders at any time on or after the maturity date of the 9% subordinated notes, to require Liberman Broadcasting to repurchase the warrants or common stock issued upon exercise of the warrants at fair market value under certain events, and a call feature, which would allow Liberman Broadcasting to repurchase the warrants at its option under certain events. Certain mergers, combinations or sales of assets of Liberman Broadcasting, however, will not trigger the put right, even though such events would have accelerated the obligations under the 9% subordinated notes. Since Liberman Broadcasting is a holding company that has no operations or assets, other than its investment in us, and is dependent on our subsidiaries for cash flow, funding from us may be required. However, we have no legal obligation to provide that funding to Liberman Broadcasting. We expect that these warrants will be exercised for shares of Liberman Broadcasting’s Class A common stock at the closing of the anticipated initial public offering. Assuming this offering closed and the warrants were exercised on March 31, 2004, Liberman Broadcasting would have incurred a one-time $6.0 million noncash charge to adjust the fair market value of the warrants, resulting from the immediate increase in Liberman Broadcasting’s net equity value, based on preliminary market valuations.

Empire Burbank Studios’ Mortgage Note

One of our indirect, wholly owned subsidiaries, Empire Burbank Studios, Inc. (Empire), borrowed $3.25 million from City National Bank in July 1999, of which approximately $2.6 million was outstanding as of March 31, 2004. To secure that borrowing on a non-recourse basis, Empire executed a mortgage on its property in Burbank, California in favor of City National Bank as security for the loan. The loan bears interest at 8.13% per annum and is payable in monthly principal and interest payments of approximately $32,000 through maturity in August 2014.

Summary of Indebtedness

The following table summarizes our various levels of indebtedness at March 31, 2004.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity	Interest rate
LBI Media, Inc.	$170.0 million Senior secured revolving credit facility	$119.0 million	September 30, 2009; amount available begins decreasing quarterly on June 30, 2005	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio

LBI Media, Inc.	Senior subordinated notes	$150.0 million	July 15, 2012	10.125%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million aggregate amount at maturity	October 15, 2013	11%

Empire Burbank Studios, Inc.	Mortgage note	$2.6 million	August 1, 2014	8.13%

The above table does not include the 9% subordinated notes of our parent, Liberman Broadcasting.

Cash Flows

Cash and cash equivalents were $6.7 million and $0.2 million at December 31, 2003 and March 31, 2004, respectively.

Net cash flow used in operating activities was $2.5 million for the three months ended March 31, 2003 and net cash flow provided by operating activities was $3.7 million for the three months ended March 31, 2004. The increase in our net cash flow provided by operating activities was primarily the result of an increase in operating income, higher depreciation, noncash employee compensation and debt accretion and a larger decline in net operating assets during the first three months of 2004, as compared to the same period in 2003.

Net cash flow used in investing activities was $1.5 million and $40.0 million for the three months ended March 31, 2003 and 2004, respectively. The increase in net cash flow used in investing activities is primarily attributable to the purchase of selected assets of a television station during the first three months of 2004, requiring $35.6 million in cash, and an increase in capital expenditures from $1.3 million during the first quarter of 2003 to $3.5 million during the first three months of 2004. The increase in capital expenditures is primarily attributable to additional costs incurred in 2004 for our newly acquired television station.

Net cash flow provided by financing activities was $6.8 million and $29.8 million for the three months ended March 31, 2003 and 2004. The increase in our net cash flow provided by financing activities is primarily attributable to the additional funds required during the first three months of 2004 to acquire selected assets of a television station in Dallas-Fort Worth, Texas.

Contractual Obligations

We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At March 31, 2004, such obligations and commitments were LBI Media’s senior credit facility and senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries, our operating leases and an obligation to acquire selected assets of a radio station as follows:

		Payments due by Period from March 31, 2004
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 Years	After 5 Years
Long term debt	$526,166,663	$19,361,539	$38,723,079	$110,967,405	$357,114,640
Operating leases	10,752,354	1,229,061	2,187,546	2,229,398	5,106,349
Asset purchases	14,750,000	14,750,000	—	—	—

Total contractual cash obligations	$551,669,017	$35,340,600	$40,910,625	$113,196,803	$362,220,989

The above table includes principal and interest payments under our debt agreements, based on our interest rates as of March 31, 2004, and assumes no additional borrowings or principal payments on LBI Media’s senior credit facility until its maturity in 2009. It does not include Liberman Broadcasting’s 9% subordinated notes or any deferred compensation amounts we may ultimately pay. Asset purchases in the table reflects our obligation under a definitive agreement, dated March 18, 2004, to acquire selected assets of radio station KNOR-FM serving the Dallas-Fort Worth, Texas market. Subject to approval by the Federal Communications Commission and other customary closing conditions, we expect to complete this acquisition in the third quarter of 2004.

Expected Use of Cash Flows

For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the construction a new analog antenna for our television station in Houston, Texas at the same site as our digital antenna. We estimate the costs to be approximately $1.3 million for this project. We will also incur approximately $2.7 million in costs to relocate our Dallas television antenna to a new tower site. For our radio segment, our planned uses of liquidity during the next twelve months will include the acquisition of certain assets of radio station KNOR-FM for a remaining purchase price of approximately $14.8 million ($0.7 million has been deposited in escrow), which we anticipate completing the in third quarter of 2004. We may also upgrade several of our radio stations and towers located in the Houston market for approximately $3.5 million.

We have used, and expect to continue to use, a significant portion of our capital resources to fund acquisitions. Future acquisitions will be funded from amounts available under LBI Media’s senior credit facility, contributions from our parent, the proceeds of future equity or debt offerings and our internally generated cash flows. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months.

Inflation

We believe that inflation in recent years has not had a significant effect on our business. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Non-GAAP Financial Measure

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income plus income tax expense, net interest expense, depreciation and noncash employee compensation.

This term, as we define it, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, or GAAP.

Management considers this measure an important indicator of our liquidity relating to our operations, as it eliminates the effects of noncash items. Management believes liquidity is an important measure for our company because it reflects our ability to meet the interest payments under our substantial indebtedness and is a measure of the amount of cash available to grow our company through our acquisition strategy. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with GAAP, such as cash flows from operating activities, operating income and net income.

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•	it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as depreciation and noncash employee compensation. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that by eliminating the effects of noncash items, Adjusted EBITDA provides a meaningful measure of liquidity.

•	it gives investors another measure to evaluate and compare the results of operations from period to period by removing the impact of noncash expense items, such as noncash employee compensation and depreciation. By removing the noncash items, it allows investors to better determine whether we will be able to meet our debt obligations as they become due; and

•	it provides a liquidity measure before the impact of a company’s capital structure by removing net interest expense items.

Our management uses Adjusted EBITDA:

•	as a measure to assist us in planning our acquisition strategy;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of liquidity and cash flow used by management;

•	as a measure for determining our operating budget and our ability to fund working capital; and

•	as a measure for planning and forecasting capital expenditures.

The SEC recently adopted rules regulating the use of non-GAAP financial measures, such as Adjusted EBITDA, in filings with the SEC and in disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP. We have included a presentation of net cash provided by operating activities and a reconciliation to Adjusted EBITDA on a consolidated basis under “Item 2. Results of Operations”.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to acquisitions of radio and television station assets, allowance for bad debts, intangible assets, deferred compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Acquisitions of radio and television station assets

Our radio and television station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market (broadcast licenses). We generally acquire the existing format and change it upon acquisition. As a result, a substantial portion of the purchase price for the assets of a radio or television station is allocated to its broadcast license. The allocations assigned to acquired broadcast licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired.

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

Intangible assets

The Company accounts for its broadcast licenses in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The Company believes its broadcast licenses have indefinite useful lives given they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. As such, in accordance with SFAS 142, the broadcast licenses are reviewed for impairment at least annually.

The assessment of the fair values of our broadcast licenses are estimates which require careful consideration and judgments. In determining these fair values, we use the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present value equivalent through the use of a discount rate. If the operating results of our stations or conditions in the markets in which they operate change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Deferred compensation

We and our parent, Liberman Broadcasting, have entered into employment agreements with certain employees. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” of Liberman Broadcasting over certain base amounts. As part of the calculation of this incentive compensation, we use the income and market valuation approaches to determine the “net value” of Liberman Broadcasting. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Based on the “net value” of Liberman Broadcasting as determined in these analyses, and based on the percentage of incentive compensation that has vested (as set forth in the employment agreements), we record noncash employee compensation expense (and a corresponding deferred compensation liability).

Our deferred compensation liability can increase based on changes in the applicable employee’s vesting percentage and can increase or decrease based on changes in the “net value” of Liberman Broadcasting. We have two deferred compensation components that comprise the employee’s vesting percentage: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures (each unique to the individual agreements). We account for the time vesting component over the vesting periods specified in the employment agreements and account for the performance based component when we consider it probable that the performance measures will be attained.

Assuming no change in the “net value” of Liberman Broadcasting from that at March 31, 2004, we would expect to record an additional $1.3 million of noncash deferred compensation expense through the end of 2004 relating solely to the time vesting portion of the deferred compensation.

Upon the closing of Liberman Broadcasting’s proposed initial public offering of its Class A common stock, we currently anticipate an immediate increase in the “net value” of Liberman Broadcasting based on preliminary equity market valuations. Assuming this offering closed on March 31, 2004, our deferred compensation expense would have increased by approximately $2.5 million for the three months ended March 31, 2004.

Commitments and contingencies

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called “contingencies,” and our accounting for such events is prescribed by SFAS No. 5, “Accounting for Contingencies.”

The accrual of a contingency involves considerable judgment on the part of our management. We use our internal expertise, and outside experts (such as lawyers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. We currently do not have any material contingencies that we believe require accrual or disclosure in our consolidated financial statements.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 became effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of FIN 46 become effective for the first interim or annual period ending after March 15, 2004. We adopted the provisions of FIN 46 in the first quarter of 2004, however such adoption has not had an impact on our results of operations or financial position.

Cautionary Statement Regarding Forward-Looking Statements

The forward looking statements in this report, including statements concerning projections of our future results, operating profits and earnings, are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include but are not limited to:

•	our dependence on advertising revenues;

•	general economic conditions in the United States;

•	our ability to reduce costs without adversely impacting revenues;

•	changes in the rules and regulations of the FCC;

•	our ability to attract, motivate and retain salespeople and other key personnel;

•	our ability to successfully convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	potential disruption from natural hazards;

•	our ability to protect our intellectual property rights; and

•	strong competition in the radio and television broadcasting industries.

The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, changes in interest rates related to borrowings under our senior credit facility, and changes in the fair value of LBI Media’s senior subordinated notes and our senior discount notes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We currently do not hedge interest rate exposure and are not exposed to the impact of foreign currency fluctuations.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

LBI MEDIA HOLDINGS, INC.

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of LBI Media Holdings, Inc.(1)

3.2	Bylaws of LBI Media Holdings, Inc.(1)

4.1	Indenture dated as of October 10, 2003, between LBI Media Holdings, Inc. and U.S. Bank, National Association, as Trustee(1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Registration Rights Agreement dated October 10, 2003, among LBI Media Holdings, Inc. and the Initial Purchasers(1)

10.1

Asset Purchase Agreement dated as of March 18, 2004, among A.M. & P.M. Broadcasters, LLC, LBI Media, Inc., Liberman Broadcasting of Dallas, Inc. and Liberman Broadcasting of Dallas License Corp. relating to the acquisition of KNOR (FM) (2)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122) filed on October 30, 2003, as amended.
(2)	Incorporated by reference to LBI Media Holdings, Inc.’s Annual Report on Form 10-K (Registration No. 333-110122) filed on March 30, 2004.

(b) Form 8-K

LBI Media Holdings, Inc. filed an 8-K on January 14, 2004 under Item 5 announcing the completion of the acquisition of selected assets of television station KMPX-TV serving the Dallas-Fort Worth, Texas market for a total purchase price of $37.0 million.

LBI Media Holdings, Inc. filed another 8-K on March 23, 2004 under Item 5 announcing an agreement to purchase selected assets of KNOR-FM, licensed to Krum, Texas, for a total purchase price of approximately $15.5 million.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ BRETT ZANE
Brett Zane Chief Financial Officer

Date: May 11, 2004

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of LBI Media Holdings, Inc.(1)

3.2	Bylaws of LBI Media Holdings, Inc.(1)

4.1	Indenture dated as of October 10, 2003, between LBI Media Holdings, Inc. and U.S. Bank, National Association, as Trustee(1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Registration Rights Agreement dated October 10, 2003, among LBI Media Holdings, Inc. and the Initial Purchasers(1)

10.1

Asset Purchase Agreement dated as of March 18, 2004, among A.M. & P.M. Broadcasters, LLC, LBI Media, Inc., Liberman Broadcasting of Dallas, Inc. and Liberman Broadcasting of Dallas License Corp. relating to the acquisition of KNOR (FM) (2)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122) filed on October 30, 2003, as amended.
(2)	Incorporated by reference to LBI Media Holdings, Inc.’s Annual Report on Form 10-K (Registration No. 333-110122) filed on March 30, 2004.