Form 10-Q
period 2005-06-30
LBI MEDIA HOLDINGS INC
filed 2005-08-15
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 15, 2005, there were approximately 100 shares outstanding of Common Stock, $0.01 par value.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2005
	(Note 1)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,742,299	$3,892,876
Short-term investments	33,860	35,340
Accounts receivable (less allowance for doubtful accounts of $1,312,765 as of December 31, 2004 and $1,247,528 as of June 30, 2005)	13,563,455	15,001,086
Current portion of program rights, net	878,570	887,350
Amounts due from related parties	705,939	67,360
Current portion of employee advances	81,973	81,297
Prepaid expenses and other current assets	1,217,756	899,163

Total current assets	22,223,852	20,864,472
Property and equipment, net	66,874,250	68,039,723
Program rights, excluding current portion	1,617,518	1,455,780
Notes receivable from related parties	2,586,098	2,619,487
Employee advances, excluding current portion	762,292	826,506
Deferred financing costs, net	6,779,535	6,306,911
Broadcast licenses, net	288,809,598	288,818,328
Other assets	439,768	313,226

Total assets	$390,092,911	$389,244,433

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$3,751,744	$2,555,080
Accrued interest	7,864,146	8,015,370
Program rights payable	33,500	33,500
Amounts due to related parties	—	1,800,000
Current portion of long-term debt	118,043	121,337

Total current liabilities	11,767,433	12,525,287
Long-term debt, excluding current portion	327,508,965	326,455,877
Deferred compensation	11,430,000	10,937,000
Deferred state income taxes	766,362	766,362
Other liabilities	333,460	472,501

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares —1,000
Issued and outstanding shares —100	1	1
Additional paid-in capital	22,657,667	16,865,264
Retained earnings	15,629,447	21,221,085
Accumulated other comprehensive (loss) income	(424)	1,056

Total stockholder’s equity	38,286,691	38,087,406

Total liabilities and stockholder’s equity	$390,092,911	$389,244,433

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net revenues	$24,770,601	$26,404,788	$44,142,896	$46,941,665
Operating expenses:
Program and technical, exclusive of noncash employee compensation of ($48,000) and $(52,000) for the three months ended June 30, 2004 and 2005, respectively, and $197,000 and $(127,000) for the six months ended June 30, 2004 and 2005, respectively, and depreciation shown below	3,933,513	4,440,597	7,505,990	8,562,460
Promotional, exclusive of depreciation shown below	429,869	682,899	811,170	959,063
Selling, general and administrative, exclusive of noncash employee compensation of ($127,000) and $(147,000) for the three months ended June 30, 2004 and 2005, respectively, and $689,000 and $(366,000) for the six months ended June 30, 2004 and 2005, respectively, and depreciation shown below	7,017,236	7,467,923	13,735,519	14,893,217
Noncash employee compensation	(175,000)	(199,000)	886,000	(493,000)
Depreciation	1,314,660	1,483,734	2,439,223	2,971,197
Offering costs	—	246,961	—	246,961

Total operating expenses	12,520,278	14,123,114	25,377,902	27,139,898

Operating income	12,250,323	12,281,674	18,764,994	19,801,767
Interest expense	(6,271,876)	(7,246,317)	(12,544,755)	(14,261,261)
Interest and other income	66,466	35,984	90,589	65,538
Gain on sale of property and equipment	2,354	—	2,354	—

Income before income taxes	6,047,267	5,071,341	6,313,182	5,606,044
Provision for income taxes	(105,311)	24,950	(123,869)	(14,406)

Net income	$5,941,956	$5,096,291	$6,189,313	$5,591,638

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2005
Operating activities
Net income	$6,189,313	$5,591,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,439,223	2,971,197
Amortization of deferred financing costs	407,578	496,312
Accretion on senior discount notes	2,251,833	2,508,414
Noncash employee compensation	886,000	(493,000)
Offering costs	—	246,961
Gain on sale of investments	(47,614)	—
Gain on sale of property and equipment	(2,354)	—
Provision for doubtful accounts	457,693	444,440
Changes in operating assets and liabilities:
Accounts receivable	107,432	(1,882,071)
Program rights	461,347	152,958
Amounts due from related parties	(190,528)	638,579
Prepaid expenses and other current assets	163,118	318,593
Employee advances	(27,536)	6,712
Accounts payable and accrued expenses	624,593	(1,196,667)
Accrued interest	(192,501)	151,224
Program rights payable	(6,833)	—
Amounts due from (to) related parties	(189,485)	—
Deferred state income tax payable	67,971	—
Other assets and liabilities	(134,149)	242,194

Net cash provided by operating activities	13,265,101	10,197,484

Investing activities
Purchase of property and equipment	(6,269,434)	(4,133,351)
Acquisition of radio and television station property and equipment	(7,000,000)	—
Acquisition costs	(142,483)	—
Acquisition of broadcast licenses	(28,660,985)	(8,730)
Amounts deposited in escrow for the acquisition of broadcast licenses	(750,000)	—
Proceeds from sale of property and equipment	140,000	—
Proceeds from sale of investments	141,750	—
Acquisition of Spanish Media Rep Team, Inc.	—	(4,075,970)

Net cash used in investing activities	(42,541,152)	(8,218,051)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings	36,702,499	1,100,000
Payments of deferred financing costs	(1,390,749)	(270,648)
Payments on long-term debt and bank borrowings	(10,832,168)	(4,658,208)
Distributions to Parent	(1,165,802)	—

Net cash provided by (used in) financing activities	23,313,780	(3,828,856)

Net decrease in cash and cash equivalents	(5,962,271)	(1,849,423)
Cash and cash equivalents at beginning of period	6,670,129	5,742,299

Cash and cash equivalents at end of period	$707,858	$3,892,876

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,038,052	$11,063,768

Income taxes	$10,400	$19,306

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

The carrying value of broadcast licenses is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

stations for indicators of impairment. If indicators of impairment are identified and the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. The fair value of the Company’s broadcast licenses is determined using the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present valuation equivalent through the use of a discount rate. No adjustments to the carrying amounts of broadcast licenses for impairment were required during the six months ended June 30, 2004 and 2005.

Accumulated amortization of broadcast licenses totaled approximately $17,696,000 at December 31, 2004 and June 30, 2005.

4.	Long-Term Debt

Long-term debt consists of the following (not including the debt of the Parent – see discussion below):

	December 31, 2004	June 30, 2005
2004 Revolver	$129,449,736	$125,949,736
Senior Subordinated Notes	150,000,000	150,000,000
Senior Discount Notes	45,607,533	48,115,947
2004 Empire Note	2,569,739	2,511,531

	327,627,008	326,577,214
Less current portion	(118,043)	(121,337)

	$327,508,965	$326,455,877

On July 1, 2004, Empire, an indirect, wholly owned subsidiary of the Company, issued an installment note payable that is secured by substantially all of the Empire assets for approximately $2.6 million (the “2004 Empire Note”). The 2004 Empire Note bears interest at the rate of 5.52% per annum and is payable in monthly principal and interest payments of $21,411 through maturity in July 2019. The borrowings under the 2004 Empire Note are secured primarily by all of Empire’s real property.

On July 9, 2002, LBI Media issued $150.0 million of senior subordinated notes due 2012 (the “Senior Subordinated Notes”), entered into a new $160.0 million senior revolving credit facility (the “2002 Revolver”), repaid its former senior credit facility and loaned approximately $54.3 million to LBI Intermediate Holdings, Inc. (“LBI Intermediate Holdings”) pursuant to an intercompany note (the “July 2002 Refinancing”). The proceeds from the intercompany note were used to repay LBI Intermediate Holdings’ former senior notes (including a $2.5 million early redemption penalty). After such repayment, LBI Media merged with and into LBI Intermediate Holdings, at which time the intercompany note was cancelled.

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

On June 11, 2004, LBI Media amended and restated the 2002 Revolver (as amended and restated, the “2004 Revolver”). The 2004 Revolver includes an initial $175.0 million revolving loan facility and a $5.0 million swing loan sub-facility. There are no scheduled reductions of commitments under the 2004 Revolver. In addition, LBI Media has the option to request its lenders to increase the amount of the 2004 Revolver by an additional $50.0 million ($5.0 million after the increase in LBI Media’s borrowing capacity described below) in the aggregate; however, the lenders are not obligated to do so. Borrowings under the 2004 Revolver bear interest at the election of LBI Media, based on either the prime rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreement. The applicable margin, which is based on LBI Media’s total leverage ratio, ranges from 0.25% to 1.75% per annum for base rate loans and 1.50% to 3.00% per annum for LIBOR loans. As of June 30, 2005, borrowings under the 2004 Revolver bore interest at rates ranging from 5.42% to 5.99% per annum.

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

On October 10, 2003, the Company issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. The Company contributed all of the net proceeds from the offering to LBI Media, which it used to repay a portion of the indebtedness outstanding under the 2002 Revolver. Under the terms of the Senior Discount Notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008, and instead, the value of the notes will increase each period until it equals $68.4 million on October 15, 2008; such accretion (approximately $1.2 million and $1.3 million for the three months ended June 30, 2004 and 2005, respectively, and $2.3 million and $2.5 million for the six months ended June 30, 2004 and 2005, respectively) is recorded as additional interest expense by the Company. After October 15, 2008, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that the Company may make a cash interest election on any interest payment date prior to October 15, 2008. If the Company makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date the Company makes such election. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and pay dividends. The Senior Discount Notes are structurally subordinated to the 2004 Revolver and Senior Subordinated Notes.

The 2004 Revolver, Senior Subordinated Notes and Senior Discount Notes contain certain financial and non-financial covenants including restrictions on LBI Media’s and LBI Media Holdings’ ability to pay dividends. At June 30, 2005, the Company was in compliance with all such covenants.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2005, the Company’s long-term debt had scheduled repayments as follows:

2005	$59,833
2006	124,724
2007	131,786
2008	139,247
2009	147,131
Thereafter	325,974,493

$326,577,214

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

Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. These fair values were determined by using the income and market valuation approaches. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The Parent Subordinated Notes will be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $231,000 and $244,000 during the three months ended June 30, 2004 and 2005, respectively, and $459,000 and $481,000 for the six months ended June 30, 2004 and 2005, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

are stated at fair value each reporting period (approximately $29,900,000 at June 30, 2005) with subsequent changes in fair value being recorded as deferred financing costs and amortized to interest expense over the remaining life of the Parent Subordinated Notes.

On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission for the proposed initial public offering of its Class A common stock (the “Offering”). Immediately before the anticipated Offering, Liberman Broadcasting, Inc. will merge with the Parent, a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate the Parent into a Delaware corporation. If Liberman Broadcasting completes the anticipated Offering, it plans to repay all of its outstanding Parent Subordinated Notes with the net proceeds from the Offering. If Liberman Broadcasting completes the anticipated Offering, it is also anticipated that a portion of the net proceeds from the Offering will be contributed to LBI Media and used to repay a portion of the outstanding borrowings under the 2004 Revolver. In addition, Liberman Broadcasting may contribute a portion of the net proceeds from the Offering to the Company to redeem a portion of the accreted value of the Company’s Senior Discount Notes. As of August 15, 2005, the Offering has not been consummated and there is no fixed date at this time to consummate the Offering.

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

At December 31, 2004 and June 30, 2005, the “net value” of the Parent exceeded the base amounts set forth in certain of the respective employment agreements, and the employees had vested in approximately $11,430,000 and $10,940,000, respectively, of Incentive Compensation. As a part of the calculation of this incentive compensation, the Company used the income and market valuation approaches to estimate the “net value’ of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The base amounts were negotiated with each employee at the time the employment agreement was entered into. The vested amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense is shown as noncash employee compensation in the accompanying consolidated statements of operations.

At June 30, 2005, neither the Company nor Parent had funded any portion of the deferred compensation liability.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Related Party Transactions

The Company’s national sales representative, Spanish Media Rep Team, Inc. (“SMRT”), is an entity owned by the stockholders of the Parent. The Company was charged approximately $578,000 and $160,000 during the three months ended June 30, 2004 and the month of April 2005, respectively, and $898,000 and $495,000 during the six months ended June 30, 2004 and four months ended April 30, 2005, respectively. Such amounts, which the Company believes represent market rates, are included in selling expenses in the accompanying condensed consolidated statements of operations.

On April 27, 2005, SMRT merged with and into Liberman Broadcasting, Inc. (“LBI”), a wholly owned subsidiary of the Company. LBI paid $3,286,000 in cash and issued notes payable totaling $1,800,000 to the stockholders of the Parent in exchange for the common stock of SMRT (representing a total purchase price of $5,086,000). The notes payable bear interest at the rate of 3.35% and are due April 28, 2006. As the merger constitutes a transaction between entities under common control, it is required to be accounted for at historical cost. The prior periods were not restated to give effect to the consolidation of SMRT since the impact was not significant. SMRT had a net book deficit of approximately $706,000 at the date of the merger. Such amount, plus the $5,086,000 purchase price, has been recorded as a distribution to the stockholders of the Parent in the accompanying balance sheets.

The Company had approximately $3,270,000 and $2,644,000 due from stockholders of the Parent and from affiliated companies at December 31, 2004 and June 30, 2005, respectively. The Company loaned approximately $1,917,000 to a stockholder of Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company has made advances to certain religious and charitable organizations and individuals totaling approximately $102,000 and $132,000 at December 31, 2004 and June 30, 2005, respectively. These loans and advances, plus accrued interest, are included in amounts due from related parties and other assets in the accompanying condensed consolidated balance sheets.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (LDL), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its television stations.

8.	Comprehensive Income

Comprehensive income, which includes net income plus unrealized gains (losses) on investments in marketable securities, amounted to approximately $5,889,032 and $5,093,192 for the three months ended June 30, 2004 and 2005, respectively, and $6,133,759 and $5,593,119 for the six months ended June 30, 2004 and 2005, respectively.

Accumulated other comprehensive income (loss) at December 31, 2004 and June 30, 2005 consists of unrealized gains (losses) on investments in marketable securities.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net revenues:
Radio operations	$11,755,483	$14,165,800	$20,706,587	$23,797,548
Television operations	13,015,118	12,238,988	23,436,309	23,144,117

Consolidated net revenues	24,770,601	26,404,788	44,142,896	46,941,665

Operating expenses, excluding depreciation and noncash employee compensation:
Radio operations	5,168,493	5,432,619	9,978,420	10,391,019
Television operations	6,212,125	7,405,761	12,074,259	14,270,682

Consolidated operating expenses, excluding depreciation and noncash employee compensation	11,380,618	12,838,380	22,052,679	24,661,701

Operating income before depreciation and noncash employee compensation:
Radio operations	6,586,990	8,733,181	10,728,167	13,406,529
Television operations	6,802,993	4,833,227	11,362,050	8,873,435

Consolidated operating income before depreciation and noncash employee compensation :	13,389,983	13,566,408	22,090,217	22,279,964

Depreciation expense:
Radio operations	529,395	580,151	991,004	1,160,301
Television operations	785,265	903,583	1,448,219	1,810,896

Consolidated depreciation expense	1,314,660	1,483,734	2,439,223	2,971,197

Noncash employee compensation:
Radio operations	(175,000)	(199,000)	886,000	(493,000)

Consolidated noncash employee compensation	(175,000)	(199,000)	886,000	(493,000)

Operating income:
Radio operations	6,232,595	8,352,030	8,851,163	12,739,228
Television operations	6,017,728	3,929,644	9,913,831	7,062,539

Consolidated operating income	$12,250,323	$12,281,674	$18,764,994	$19,801,767

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Total assets:
Radio operations	$175,388,402	$203,374,896	$175,388,402	$203,374,896
Television operations	169,290,293	172,675,434	169,290,293	172,675,434
Corporate	22,505,208	13,194,103	22,505,208	13,194,103

Consolidated total assets	$367,183,903	$389,244,433	$367,183,903	$389,244,433

Reconciliation of operating income before depreciation and noncash employee compensation to income before income taxes:
Operating income before depreciation and noncash employee compensation	$13,389,983	$13,566,408	$22,090,217	$22,279,964
Depreciation	(1,314,660)	(1,483,734)	(2,439,223)	(2,971,197)
Noncash employee compensation	175,000	199,000	(886,000)	493,000
Interest expense	(6,271,876)	(7,246,317)	(12,544,755)	(14,261,261)
Interest and other income	66,466	35,984	90,589	65,538
Gain on sale of property and equipment	2,354	—	2,354	—

Income before income taxes	$6,047,267	$5,071,341	$6,313,182	$5,606,044

10.	LBI Media Holdings, Inc. (Parent Company Only)

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

Condensed Balance Sheet Information:

	December 31, 2004	June 30, 2005
Assets
Prepaid and other assets	$—	$9,056
Deferred financing costs	1,733,526	1,634,937
Investment in subsidiaries	82,149,892	84,559,360
Other assets	10,806	—

Total assets	$83,894,224	$86,203,353

Liabilities and stockholder’s equity
Amounts payable and accrued expenses	$—	$—
Long term debt	45,607,533	48,115,947
Stockholder’s equity:
Common stock	1	1
Additional paid-in capital	22,657,667	16,865,264
Retained earnings	15,629,447	21,221,085
Accumulated other comprehensive income	(424)	1,056

Total stockholder’s equity	38,286,691	38,087,406

Total liabilities and stockholder’s equity	$83,894,224	$86,203,353

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Operations Information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Income:
Equity earnings of subsidiaries	$7,157,538	$6,420,810	$8,538,918	$8,200,391
Expenses:
Interest expense	(1,201,517)	(1,332,475)	(2,348,660)	(2,608,753)

Income before taxes	5,956,021	5,088,335	6,190,258	5,591,638
Income tax expense	(14,065)	7,956	(945)	—

Net income	$5,941,956	$5,096,291	$6,189,313	$5,591,638

Condensed Statement of Cash Flows Information:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Cash flows provided by operating activities:
Net income	$5,941,956	$5,096,291	$6,189,313	$5,591,638
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(7,157,538)	(6,420,810)	(8,538,918)	(8,200,391)
Amortization of deferred financing costs	48,442	49,295	94,327	98,589
Accretion on senior discount notes	1,151,825	1,282,305	2,251,833	2,508,414
Change in prepaid expenses and other current assets	—	(7,014)	—	(9,056)
Change in other assets	15,315	—	3,445	10,806
Change in accounts payable and accrued expenses	—	(67)	—	—
Distributions from subsidiaries	397,534	—	1,173,562	—

Net cash provided by operating activities	397,534	—	1,173,562	—

Cash flows used in financing activities:
Payments of deferred financing costs	(2,762)	—	(7,760)	—
Distributions to Parent	(394,772)	—	(1,165,802)	—

Net cash used in financing activities	(397,534)	—	(1,173,562)	—
Net change in cash and cash equivalents	—	—	—	—
Cash and cash equivalents at beginning of period	—	—	—	—

Cash and cash equivalents at end of period	$—	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net revenues:
Radio	$11,755,483	$14,165,800	$20,706,587	$23,797,548
Television	13,015,118	12,238,988	23,436,309	23,144,117

Total	$24,770,601	$26,404,788	$44,142,896	$46,941,665

Total operating expenses before noncash employee compensation and depreciation:
Radio	$5,168,493	$5,432,619	$9,978,420	$10,391,019
Television	6,212,125	7,405,761	12,074,259	14,270,682

Total	$11,380,618	$12,838,380	$22,052,679	$24,661,701

Noncash employee compensation:
Radio	$(175,000)	$(199,000)	$886,000	$(493,000)
Television	—	—	—	—

Total	$(175,000)	$(199,000)	$886,000	$(493,000)

Depreciation:
Radio	$529,395	$580,151	$991,004	$1,160,301
Television	785,265	903,583	1,448,219	1,810,896

Total	$1,314,660	$1,483,734	$2,439,223	$2,971,197

Operating income:
Radio	$6,232,595	$8,352,030	$8,851,163	$12,739,228
Television	6,017,728	3,929,644	9,913,831	7,062,539

Total	$12,250,323	$12,281,674	$18,764,994	$19,801,767

Adjusted EBITDA (1):
Radio	$6,586,990	$8,733,181	$10,728,167	$13,406,529
Television	6,802,993	4,833,227	11,362,050	8,873,435

Total	$13,389,983	$13,566,408	$22,090,217	$22,279,964

Total assets:
Radio	$175,388,402	$203,374,896	$175,388,402	$203,374,896
Television	169,290,293	72,675,434	169,290,293	172,675,434
Corporate	22,505,208	13,194,103	22,505,208	13,194,103

Total	$367,183,903	$389,244,433	$367,183,903	$389,244,433

(1)	We define Adjusted EBITDA as net income (loss) plus cumulative effect of accounting change, income tax expense, (loss) gain on sale of property and equipment, net interest expense, depreciation and noncash employee compensation. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain noncash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

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

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net cash provided by operating activities	$9,558,606	$10,151,394	$13,265,101	$10,197,484
Add:
Income tax expense	105,311	(24,950)	123,869	14,406
Gain on sale of investment	47,614	—	47,614	—
Interest expense, net	6,205,410	7,210,333	12,454,166	14,195,723
Less:
Amortization of deferred financing costs	(207,823)	(248,583)	(407,578)	(496,312)
Offering costs	—	(246,961)	—	(246,961)
Accretion on senior discount notes	(1,151,826)	(1,282,305)	(2,251,833)	(2,508,414)
Provision for doubtful accounts	(259,180)	(248,571)	(457,693)	(444,440)
Changes in operating assets and liabilities:
Accounts receivable	2,791,913	3,107,158	(107,432)	1,882,071
Program rights	(159,473)	(6,998)	(461,347)	(152,958)
Amounts due from related parties	175,507	(779,751)	190,528	(638,579)
Prepaid expenses and other current assets	(2,202)	(227,866)	(163,118)	(318,593)
Employee advances	25,983	12,223	27,536	(6,712)
Accounts payable and accrued expenses	(347,806)	176,045	(624,593)	1,196,667
Accrued interest	(3,398,960)	(3,834,691)	192,501	(151,224)
Program rights payable	(20,167)	25,252	6,833	—
Amounts due to related parties	135,981	—	189,485	—
Deferred state income tax payable	(53,635)	—	(67,971)	—
Other assets and liabilities	(55,270)	(215,321)	134,149	(242,194)

Adjusted EBITDA	$13,389,983	$13,566,408	$22,090,217	$22,279,964

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Net Revenues. Net revenues increased by $1.6 million, or 6.6%, to $26.4 million for the three months ended June 30, 2005, from $24.8 million for the same period in 2004. This increase was attributable to revenue growth from our radio stations in California and Texas, along with incremental revenue growth from our television stations in Houston and Dallas-Forth Worth, Texas. These increases were offset by a decline in revenue from our television stations in California, primarily resulting from lower national advertising revenues.

Net revenues for our radio segment increased by $2.4 million, or 20.5%, to $14.2 million for the three months ended June 30, 2005, from $11.8 million for the same period in 2004. This increase was primarily attributable to increased national advertising revenues.

Net revenues for our television segment decreased by $0.8 million, or 6.0%, to $12.2 million for the three months ended June 30, 2005, from $13.0 million for the same period in 2004. This decrease was attributable to (a) lower national advertising revenues in our California market during the second quarter of 2005, as compared to 2004, and (b) strong results posted during the second quarter of 2004, when our revenues for our television segment increased 30.6% from the second quarter of 2003.

We currently anticipate net revenue growth for 2005 from both our radio and television segments due to increased advertising time sold and increased advertising rates. Our programming, focused sales strategy and the expected continued demand for Spanish-language advertising should continue to increase our advertising time sold and advertising rates in 2005 for both segments.

Total operating expenses. Total operating expenses increased by $1.6 million, or 12.8%, to $14.1 million for the three months ended June 30, 2005 from $12.5 million for the same period in 2004. This increase was due to:

(1)	a $0.5 million increase in program and technical expenses primarily related to (a) additional production of in-house television programs, (b) incremental expenses related to our new television station in the Dallas-Fort Worth market, which began operations in January 2004 and (c) higher music license fees,

(2)	a $0.4 million increase in selling, general and administrative expenses due to higher salaries, commissions and other selling expenses in our radio and television stations in Texas,

(3)	a $0.2 million increase in depreciation expense, primarily due to increased capital expenditures for our existing properties,

(4)	a $0.3 million increase in outside promotional expenses, and

(5)	$0.2 million of costs associated with our anticipated initial public offering, which were expensed.

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

Total operating expenses for our radio segment increased by $0.3 million, or 5.3%, to $5.8 million for the three months ended June 30, 2005, from $5.5 million for the same period in 2004. This change was the result of:

(1)	a $0.1 million increase in outside promotional expenses,

(2)	a $0.1 million increase in depreciation, and

(3)	$0.1 million of costs associated with our anticipated initial public offering, which were expensed.

Total operating expenses for our television segment increased by $1.3 million, or 18.8%, to $8.3 million for the three months ended June 30, 2005, from $7.0 million, for the same period in 2004. This increase was primarily the result of:

(1)	a $0.5 million increase in program and technical expenses related to (a) the additional production of in-house programming, (b) the incremental costs associated with our newly acquired television station in the Dallas-Fort Worth market, and (c) higher music license fees,

(2)	a $0.4 million increase in selling, general and administrative expenses related to higher sales salaries, commissions and selling expenses in our Texas stations,

(3)	a $0.1 million increase in depreciation expense,

(4)	a $0.2 million increase in outside promotional expenses, and

(5)	$0.1 million of costs associated with our anticipated initial public offering, which were expensed.

Interest expense, net. Interest expense, net increased by $1.0 million, or 16.2%, to $7.2 million for the three months ended June 30, 2005, from $6.2 million for the corresponding period in 2004. This change is primarily attributable to (i) additional accretion on our senior discount notes issued in October 2003 and (ii) higher interest rates on borrowings under our senior credit facility.

If Liberman Broadcasting’s anticipated initial public offering were to be completed, we plan to use the proceeds contributed to us from our parent to redeem a portion of our outstanding indebtedness. However, if we acquire additional radio or television station assets, we may need to incur additional debt, which would result in an increase in our interest expense.

Net income. We recognized net income of $5.1 million for the three months ended June 30, 2005, as compared to $5.9 million for the same period of 2004, a decrease of $0.8 million. This change was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $0.1 million, or 1.3%, to $13.5 million from the three months ended June 30, 2005 from $13.4 million for the same period in 2004. The increase was primarily attributable to the overall net revenue growth, offset by moderate increases in total operating expenses before noncash employee compensation and depreciation. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment increased by $2.1 million, or 32.6%, to $8.7 million for the three months ended June 30, 2005 from $6.6 million for the same period in 2004. The increase was primarily the result of higher local and national advertising revenue during the second quarter of 2005, resulting from (i) an increase in advertising time sold to local and national advertisers and (ii) improved ratings for our stations.

Adjusted EBITDA for our television segment decreased by $2.0 million, or 29.0%, to $4.8 million for the three months ended June 30, 2005, from $6.8 million for the same period in 2004. The decline was primarily attributable to the decrease in revenue from our California stations, coupled with an increase in operating expenses before noncash employee compensation and depreciation.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004

Net Revenues. Net revenues increased by $2.8 million, or 6.3%, to $46.9 million for the six months ended June 30, 2005, from $44.1 million for the same period in 2004. This increase was attributable to increased advertising across all of our radio markets as well as our Dallas television station. The increase in our radio segment was offset by a decline in revenue from our television division, primarily resulting from lower national advertising revenue during the first six months of 2005, as compared to the corresponding period in 2004. Our percentage increase in revenue growth was partially dampened by strong results posted during the six months ended June 30, 2004, when our revenues increased 13.0% from the same period in 2003.

Net revenues for our radio segment increased by $3.1 million, or 14.9%, to $23.8 million for the six months ended June 30, 2005, from $20.7 million for the same period in 2004. This increase was primarily attributable to increased local and national advertising revenues during the first half of 2005, as compared to 2004.

Net revenues for our television segment decreased by $0.3 million, or 1.2%, to $23.1 million for the six months ended June 30, 2005, from $23.4 million for the same period in 2004. This decrease was primarily attributable to advertising revenue declines at our California television stations. This decrease was offset in part by the incremental revenues from our television operations in Dallas. Our percentage decrease in revenue growth for our television segment was further dampened by strong results posted during the first six months of 2004, when our revenues for our television segment increased 32.8% from the first six months of 2003.

The overall decrease in net revenues for our television segment included a decline in revenues from the leasing of our television production facility, Empire Burbank Studios, Inc. This resulted from an increase in the use of the facility for the production of in-house programming, thereby reducing available leasing space. We expect to continue using space in our production facility primarily to produce our internal programs and therefore expect future leasing revenues to be minimal. As a result, we believe that in order to provide a comparable basis for evaluating our results for the six months ended June 30, 2005 compared to the same period in 2004, it is necessary to exclude net revenues of $0.1 million generated from leasing this facility in the six months ended June 30, 2004. Below is a reconciliation of net revenues for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to net revenues excluding leasing revenues from our production facility:

	Six months ended June 30,
	2004	2005
	(in thousands)
Net revenues for television segment Less: Television production facility leasing revenues	$23,436 (122)	$23,144 —

Net revenues for television segment excluding production facility leasing revenues	$23,314	$23,144

Total operating expenses. Total operating expenses increased by $1.8 million, or 6.9%, to $27.2 million for the six months ended June 30, 2005 from $25.4 million for the same period in 2004. This increase was due to:

(1)	a $1.1 million increase in program and technical expenses primarily related to (a) additional production of in-house television programs, (b) incremental expenses related to our new television station in the Dallas-Fort Worth market, which began operations in January 2004 and (c) higher music license fees,

(2)	a $1.2 million increase in selling, general and administrative expenses due to (a) higher salaries, commissions and other selling expenses, reflecting net revenue growth, (b) additional operating expenses related to the operation of our recently acquired television station, KMPX-TV, in January 2004 and (c) moderate increases in other general and administrative expenses associated with our revenue growth,

(3)	a $0.5 million increase in depreciation expense, primarily due to increased capital expenditures for our existing properties,

(4)	a $1.4 million decrease in noncash employee compensation. Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting,

(5)	a $0.2 million increase in outside promotional expenses, and

(6)	$0.2 million of costs associated with our anticipated initial public offering, which were expensed.

Total operating expenses for our radio segment decreased by $0.8 million, or 6.7%, to $11.1 million for the six months ended June 30, 2005, from $11.9 million for the same period in 2004. This change was the result of:

(1)	a $0.1 million increase in program and technical expenses,

(2)	a $0.2 million increase in selling, general and administrative expenses,

(3)	a $1.4 million decrease in noncash employee compensation,

(4)	a $0.1 million increase in depreciation,

(5)	a $0.1 million increase in outside promotional expenses, and

(6)	$0.1 million of costs associated with our anticipated initial public offering, which were expensed.

Total operating expenses for our television segment increased by $2.6 million, or 18.9%, to $16.1 million for the six months ended June 30, 2005, from $13.5 million, for the same period in 2004. This increase was primarily the result of:

(1)	a $1.0 million increase in program and technical expenses related to (a) the additional production of in-house programming, (b) the incremental costs associated with our newly acquired television station in the Dallas-Fort Worth market, and (c) higher music license fees,

(2)	a $1.0 million increase in selling, general and administrative expenses related to (a) higher sales salaries and commissions and (b) incremental costs associated with our Dallas-Fort Worth television station acquired in January 2004,

(3)	a $0.4 million increase in depreciation expense, primarily resulting from increased capital expenditures for our existing properties,

(4)	a $0.1 million increase in outside promotional expenses, and

(5)	$0.1 million of costs associated with our anticipated initial public offering, which were expensed.

The overall increase in operating expenses for our television segment was offset in part by a decline in expenses relating to the leasing of our television production facility, Empire Burbank Studios. This resulted from an increase in the use of the facility for the production of in-house programming, thereby reducing available leasing space. We expect to continue using space in our production facility primarily to produce our internal programs and therefore expect future leasing expenses to be minimal. As a result, we believe that in order to provide a comparable basis for evaluating our results for the six months ended June 30, 2005, compared to the same period in 2004, it is necessary to exclude $0.1 million in expenses related to the leasing of this facility in the six months ended June 30, 2004. Below is a reconciliation of total operating expenses for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to total operating expenses excluding our production facility leasing expenses:

	Six months ended June 30,
	2004	2005
	(in thousands)
Television segment operating expenses	$13,522	$16,082
Less: Television production facility leasing expenses	(43)	—

Television segment operating expenses excluding production facility leasing expenses	$13,479	$16,082

Interest expense, net. Interest expense, net increased by $1.7 million, or 14.0%, to $14.2 million for the six months ended June 30, 2005, from $12.5 million for the corresponding period in 2004. This change is primarily attributable to (i) additional accretion on our senior discount notes issued in October 2003 and (ii) higher interest rates on borrowings under our senior credit facility.

If Liberman Broadcasting’s anticipated initial public offering were to be completed, we plan to use the proceeds contributed to us from our parent to redeem a portion of our outstanding indebtedness. However, if we acquire additional radio or television station assets, we may need to incur additional debt, which would result in an increase in our interest expense.

Net income. We recognized net income of $5.6 million for the six months ended June 30, 2005, as compared to $6.2 million for the same period of 2004, a decrease of $0.6 million. This change was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $0.2 million, or 0.9%, to $22.3 million for the six months ended June 30, 2005 from $22.1 million for the same period in 2004. The increase was primarily attributable to the overall net revenue growth, particularly in our radio segment and our Dallas television operations, offset by an overall increase in operating expenses before noncash employee compensation and depreciation. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment increased by $2.7 million, or 25.0%, to $13.4 million for the six months ended June 30, 2005 from $10.7 million for the same period in 2004. The increase was primarily the result of higher local and national advertising revenue during the first half of 2005, resulting from (i) an increase in advertising time sold to local and national advertisers and (ii) improved ratings for our stations.

Adjusted EBITDA for our television segment decreased by $2.5 million, or 21.9%, to $8.9 million for the six months ended June 30, 2005, from $11.4 million for the same period in 2004. The decrease was primarily the result of a decline in revenue from our California television stations and an overall increase in operating expenses.

Liquidity and Capital Resources

LBI Media’s Senior Credit Facility. Our primary sources of liquidity are cash provided by operations and available borrowings under our subsidiary’s, LBI Media’s, $220.0 million revolving senior credit facility. The facility matures on September 30, 2010, and there are no scheduled reductions of commitments. Borrowings under LBI Media’s senior credit facility bear interest at a rate based on LIBOR, or a base rate, plus an applicable margin that is dependent upon LBI Media’s leverage ratio (as defined in the senior credit agreement). As of June 30, 2005, LBI Media had approximately $125.9 million aggregate principal amount outstanding under the senior credit facility. Since June 30, 2005, LBI Media has borrowed, net of repayments, an additional $2.2 million under its senior credit facility. Under the indentures governing LBI Media’s senior subordinated notes and our senior discount notes (described below), LBI Media is limited in its ability to borrow under the senior credit facility. LBI Media may borrow up to $150.0 million under its senior credit facility without having to meet any restrictions under the indentures governing its senior subordinated notes and our senior discount notes, but any amount over $150.0 million that LBI Media may borrow under the senior credit facility will be subject to our and LBI Media’s compliance with specified leverage ratios (as defined in the indentures governing LBI Media’s senior subordinated notes and our senior discount notes). LBI Media may increase the borrowing capacity under its senior credit facility by up to an additional $5.0 million, subject to participation by its existing lenders or new lenders acceptable to the administrative agent under the senior credit facility and subject to restrictions in the indentures governing its senior subordinated notes and our senior discount notes.

LBI Media’s senior credit facility contains customary restrictive covenants that, among other things, limit its ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the senior credit facility, LBI Media must also maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the senior credit agreement) to fixed charges. As of June 30, 2005, LBI Media was in compliance with the covenants in its senior credit facility. If Liberman Broadcasting completes its anticipated initial public offering, LBI Media may repay a portion of the outstanding principal amount under its senior credit facility with the net proceeds contributed to it from its indirect parent, Liberman Broadcasting.

LBI Media’s Senior Subordinated Notes. In July 2002, LBI Media issued $150.0 million of senior subordinated notes that mature in 2012. Under the terms of its senior subordinated notes, LBI Media pays semi-annual interest payments of approximately $7.6 million each January 15 and July 15. The indenture governing LBI Media’s senior subordinated notes contains certain restrictive covenants that, among other things, limit its ability to incur additional indebtedness and pay dividends. As of June 30, 2005, LBI Media was in compliance with these covenants.

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

Empire Burbank Studios’ Mortgage Note. On July 1, 2004 one of our indirect, wholly owned subsidiaries, Empire Burbank Studios, Inc., issued an installment note for approximately $2.6 million. The loan is secured by Empire Burbank Studio’s real property and bears interest at 5.52% per annum. The loan is payable in monthly principal and interest payments of $21,000 through maturity in July 2019.

Summary of Indebtedness. The following table summarizes our various levels of indebtedness at June 30, 2005.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc.	$220.0 million Senior secured revolving credit facility	$125.9 million	September 30, 2010	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio

LBI Media, Inc.	Senior subordinated notes	$150.0 million	July 15, 2012	10.125%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million aggregate amount at maturity	October 15, 2013	11%

Empire Burbank Studios, Inc.	Mortgage note	$2.5 million	July 1, 2019	5.52%

The above table does not include the 9% subordinated notes of our parent, Liberman Broadcasting.

Cash Flows. Cash and cash equivalents were $5.7 million and $3.9 million at December 31, 2004 and June 30, 2005, respectively.

Net cash flow provided by operating activities was $13.3 million and $10.2 million for the six months ended June 30, 2004 and 2005, respectively. The decrease in our net cash flow provided by operating activities was primarily the result of a decline in accounts receivable collections and an increase in payments of accounts payable and accrued expenses during the first half of 2005, as compared to the same period in 2004.

Net cash flow used in investing activities was $42.5 million and $8.2 million for the six months ended June 30, 2004 and 2005, respectively. The net cash flow used in investing activities in the first six months of 2004 includes $35.7 million attributable to the acquisitions of selected radio and television station assets. The net cash flow used in investing activities in the first six months of 2005 includes $4.1 million attributable to the acquisition of SMRT. The decrease is also attributable to the decrease in capital expenditures from $6.3 million during the first six months of 2004 to $4.1 million for the first six months of 2005.

Net cash flow provided by financing activities was $23.3 million for the six months ended June 30, 2004. Net cash flow used in financing activities was $3.8 million for the six months ended June 30, 2005. The net cash flow provided by financing activities for the first six months of 2004 was primarily attributable to the additional funds borrowed under our senior credit facility to acquire the selected assets of KMPX-TV and KNOR-FM in the Dallas-Fort Worth, Texas market. The net cash flow used in financing activities for the six months ended June 30, 2005 reflects the principal payment on outstanding borrowings under our senior credit facility.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At June 30, 2005, such obligations and commitments were LBI Media’s senior credit facility and senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries and our operating leases as follows:

		Payments due by Period from June 30, 2005
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 Years	After 5 Years
Long term debt	$536,392,644	$22,464,393	$44,928,788	$56,219,408	$412,780,055
Operating leases	15,786,460	1,415,759	2,719,088	2,559,528	9,092,085

Total contractual cash obligations	$552,179,104	$23,880,152	$47,647,876	$58,778,936	$421,872,140

The above table includes principal and interest payments under our debt agreements, based on our interest rates as of June 30, 2005, and assumes no additional borrowings or principal payments on LBI Media’s senior credit facility until its maturity in 2010. It does not include Liberman Broadcasting’s 9% subordinated notes or any deferred compensation amounts we may ultimately pay.

Expected Use of Cash Flows. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include completing the relocation of our Dallas television antenna to a new tower site at an estimated cost of $1.4 million and the addition of studio and transmission equipment for our Los Angeles and Houston television stations at an estimated cost of $1.0 million. For our radio segment, our planned uses of liquidity during the next twelve months will include the construction of a new tower site for our recently acquired Dallas-Fort Worth radio station, KNOR-FM, at an estimated cost of $3.1 million. We also plan to upgrade several of our radio stations and towers located in the Houston market for approximately $5.3 million.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2004 and 2005. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

We also use non-GAAP numbers in the evaluation of our television segment. We exclude the results of the leasing of our production facility from our net revenue and operating expenses, because we began using our production facility for more in-house programming in 2003, thereby reducing available leasing space. As a result, we believe that in order to provide a comparable basis for evaluation our results for the six months ended June 30, 2004 and 2005, it is necessary to exclude the financial results related to the leasing of our television production facility.

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 9.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3% of our outstanding receivables as of June 30, 2005, from 8.2% to 11.2% or $1.2 million to $1.7 million, would result in a decrease in net income of $0.5 million for the three and six months ended June 30, 2005.

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

If we assumed no change in the “net value” of Liberman Broadcasting from that at June 30, 2005, we would expect to record $0.8 million in noncash deferred compensation expense during 2005 relating solely to the time vesting portion of the deferred compensation.

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

We are exposed to changes in interest rates on LBI Media’s variable rate senior credit facility. A hypothetical 10% increase in the interest rates applicable to the six months ended June 30, 2005 would have increased interest expense by approximately $0.7 million. Conversely, a hypothetical 10% decrease in the interest rates applicable to the six months ended June 30, 2005 would have decreased interest expense by approximately $0.7 million. At June 30, 2005, we believe that the carrying value of amounts payable under LBI Media’s senior credit facility approximates its fair value based upon current yields for debt issues of similar quality and terms.

The fair value of our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of our fixed rate debt would have decreased by approximately $7.6 million at June 30, 2005. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would have resulted in an increase in market value of approximately $8.1 million at June 30, 2005.

Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

Item 4.	Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Executive Vice President, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on the foregoing, our President and Executive Vice President concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

LBI MEDIA HOLDINGS, INC.

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of LBI Media Holdings, Inc. (1)

3.2	Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture dated as of October 10, 2003, among LBI Media Holdings, Inc., and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	Merger Agreement, dated April 27, 2005, among Liberman Broadcasting, Inc., Spanish Media Rep Team, Inc. and the shareholders of Spanish Media Rep Team, Inc. (2)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of President and Executive Vice President pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122) filed on October 30, 2003, as amended.

(2)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K (Registration No. 333-110122) filed on April 29, 2005

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/S/ LENARD D. LIBERMAN
Lenard D. Liberman
Executive Vice President and Chief Financial Officer

Date: August 15, 2005

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of LBI Media Holdings, Inc. (1)

3.2	Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture dated as of October 10, 2003, among LBI Media Holdings, Inc., and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	Merger Agreement, dated April 27, 2005, among Liberman Broadcasting, Inc., Spanish Media Rep Team, Inc. and the shareholders of Spanish Media Rep Team, Inc. (2)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as created by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as created by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of President and Executive Vice President pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122) filed on October 30, 2003, as amended.

(2)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K (Registration No. 333-110122) filed on April 29, 2005