Form 10-K
period 2005-12-31
LBI MEDIA HOLDINGS INC
filed 2006-03-31
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule12b-2 of the Exchange Act. (Check one): Large Accelerated Filer  ☐     Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 30, 2006, no shares of LBI Media Holdings, Inc.’s voting stock were held by non-affiliates.

As of March 30, 2006, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

Documents Incorporated by Reference: None.

-i-

PART I

ITEM 1. BUSINESS

Market data and other statistical information included in this Business section are based on industry publications, government publications and reports by market research firms or other published independent sources, including the United States Census Bureau, Arbitron and Nielsen surveys and Television Bureau Advertising (TVB).

Overview

We are one of the largest owners and operators of Spanish-language radio and television stations in the United States based on revenues and number of stations. We own 16 radio stations (ten FM and six AM) and four television stations in Los Angeles, Houston, Dallas-Fort Worth and San Diego, the first, fourth, sixth and thirteenth largest Hispanic markets in the United States, respectively, based on Hispanic television households. We operate radio and television stations in markets that comprise approximately 27% of the U.S. Hispanic population.

Our Los Angeles cluster consists of five Spanish-language radio stations, one AM radio station with time-brokered programming and a television station. Our Houston cluster consists of seven Spanish-language radio stations, two AM radio stations with time-brokered programming and a television station. Our Dallas-Fort Worth cluster consists of one radio station and one television station. We also own a television station serving San Diego, California. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we primarily use to produce nine hours of television programming each day. There are also television production facilities in Houston and Dallas-Fort Worth that allow for the production of local programming for those markets.

We seek to own and operate radio and television stations in the nation’s largest and most densely populated Hispanic markets. Our strategy is to increase revenue and cash flow in our markets by reformatting acquired stations with programming that is focused on the demographic composition of the market, providing creative advertising solutions for clients, executing targeted marketing campaigns to develop a local audience and implementing strict cost controls. We had a substantial debt balance of $319.3 million at December 31, 2005.

Liberman Broadcasting, Inc., a Delaware corporation, has filed with the Securities and Exchange Commission a registration statement on Form S-1 (File No. 333-112773) for the initial public offering of its Class A common stock. Immediately before the anticipated offering, Liberman Broadcasting, Inc. will merge with our parent, LBI Holdings I, Inc., a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate our parent into a Delaware corporation. In this annual report, “Liberman Broadcasting” refers to LBI Holdings I, Inc. before the merger and Liberman Broadcasting, Inc. after the merger, each on an unconsolidated basis. Notwithstanding the foregoing, we can provide no assurance that the anticipated initial public offering will be consummated in the near future, or at all.

Operating Strategy

The principal components of our operating strategy are set forth below:

Develop popular stations by targeting the local community

As not all Hispanics have the same cultural and ethnic backgrounds, we seek to create radio and television programming specifically tailored to the preferences of each individual Hispanic market to create a highly recognizable local station identity. We believe that we are particularly adept at programming to the tastes and preferences of the Hispanics of Mexican heritage, which comprise 80%, 80%, 85% and 91% of the Hispanic populations in Los Angeles, Houston, Dallas-Fort Worth and San Diego, respectively, according to a 2004 survey by the U.S. Census Bureau. We believe our ability to produce locally targeted programming gives us an advantage over most other Spanish-language broadcasters that develop and distribute their programming on a national or regional basis and, as a result, we have generally been able to achieve and maintain strong station ratings in our markets.

Cross-promote our radio and television stations

We utilize a portion of our commercial inventory time at both our radio and television stations to run advertisements promoting our other stations and programming, which helps us capitalize on the strong ratings and targeted audience of our stations with no incremental cash outlay. In addition, we utilize our radio and television stations to create complementary programs that attract our radio listeners to our television programs and our television viewers to our radio stations. For example, in Los Angeles and Houston, we produce music variety television shows hosted by our radio station disc jockeys that feature music industry news, interviews and videos of songs played on our popular radio stations in those markets. We have also successfully launched a television program that exploits the popularity of our number one radio personality, Don Cheto. Don Cheto’s television program is shown on all of our stations. While this radio show was originally aired in Los Angeles, the program was syndicated in Houston in February 2006 and will likely be syndicated in Dallas beginning June 2006.

Capitalize on our complementary radio and television stations to capture a greater share of advertising revenue

We create cross-selling opportunities by offering our advertisers customized marketing programs that allows them to cross-advertise on radio and television, as well as to cross-merchandise through product integration in our programming. This allows us to effectively compete for a significant portion of an advertiser’s Hispanic budget since advertisers have historically spent over 80% of these budgets on radio and television. We believe that we are able to capture a larger share of advertising revenues in our markets because of our ability to cross-sell and cross-promote our radio and television stations. We also take advantage of the advertiser relationships by allowing our account executives to sell across platforms.

Develop a diverse local advertiser base

Consistent with our locally targeted programming strategy, our sales strategy is focused on establishing direct relationships with the local advertising community. Local advertising accounted for approximately 84% of our gross advertising revenue in 2005. We believe that local advertisers are more responsive to Hispanic advertising opportunities in our markets. Other advantages of our locally focused sales strategy include:

•	our cash flows have been generally less vulnerable to ratings fluctuations as a result of our strong relationships with our advertisers;

•	our cash flows have been relatively more recession resistant because local advertising has historically been less cyclical than national advertising; and

•	our large and diverse client base has resulted in no single advertiser accounting for more than 4% of our net revenues in 2005.

Offer cost-effective advertising and value-added services to our advertisers

We believe that we differentiate ourselves from other Spanish-language broadcasters by offering advertisers the greatest value for their advertising dollar. By supporting advertisers’ media campaigns with creative promotions and offering our studio facilities to provide value-added services, such as free production of television commercials, we are able to cross-sell our broadcasting properties and attract new customers currently not advertising on radio or television. As a result, we have been able to significantly increase our advertiser base.

Utilize cost-effective television programming to drive cash flow growth

Our television programming consists of both internally produced and purchased programming which creates a compelling programming line-up for our television stations. Our in-house television production facilities provide us with an efficient cost structure to create programming, such as our popular talk show José Luis Sin Censura, our reality-based program Buscando Amor Desafio, our musical variety shows Estudio 2, El Show de Don Cheto, La Raza TV and Que Buena TV, and our scripted dramas Secretos and Secretos Houston. In addition, we realize programming synergies between our radio and television assets by leveraging our dominant market presence in Spanish radio by creating music-backed variety programs like Estudio 2. Estudio 2 is the number two television program in prime time across our markets in the adult aged 18 to 34 category. Furthermore, we supplement our internally produced programming with purchased programs, primarily Spanish-language movies, which we obtain from numerous producers in Latin America. If we acquire additional television stations, we will be able to further leverage our programming library across a broader base of stations, thereby potentially increasing our profitability.

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

We have built a long-term track record of acquiring and developing underperforming radio and television stations that has enabled us to achieve significant increases in our net revenue over the past decade. Since our founding in 1987, we have developed 16 Spanish-language, start-up radio and television stations by reformatting acquired stations with programming that is focused on the demographic composition of the market, providing creative advertising solutions for clients, executing targeted marketing campaigns to develop a local audience and implementing strict cost controls. For example, we entered the Houston market in March 2001 and within two and one-half years, we built the second-highest rated Hispanic radio station group and the second-highest rated Hispanic television station in that market. We believe that our record of successfully executing our acquisition strategy in new Hispanic markets will position us to continue creating top-ranked Hispanic station groups in other Hispanic markets.

Hispanic Market Opportunity

We believe the Hispanic community represents an attractive market for future growth. In 2004, the U.S. Hispanic population was the largest minority group in the United States. The U.S. Hispanic population grew 3.6% from July 2003 to July 2004, accounting for about one-half of all U.S. population growth during that period, and more than three times that of the total U.S. population, as reported by the U.S. Census Bureau. By 2010, the U.S. Hispanic population is expected to reach approximately 47.8 million people, or 16% of the total U.S. population, according to the U.S. Census Bureau.

In addition, advertisers have begun to direct more advertising dollars towards U.S. Hispanics and, consequently, Spanish-language radio and television advertising has grown approximately 12.1% in 2005, with Hispanic advertisement spending estimated to achieve 10.3% compound annual growth rate from the years 2004 through 2009, according to “Economics of Hispanic Television in the United States” by Kagan Research. Spanish-language advertising rates have been rising faster in recent years when compared to the general media, yet these rates are still lower than those for English-language media. As advertisers continue to recognize the buying power of the U.S. Hispanic population, especially in areas where the concentration of Hispanics is very high and where a growing percentage of the retail purchases are made by Hispanic customers, we expect the gap in advertising rates between Spanish-language and English-language media to narrow. As U.S. Hispanic consumer spending continues to grow relative to overall consumer spending, industry analysts expect that advertising expenditures targeted to Hispanics will increase significantly, eventually closing the gap between the current level of advertising targeted to Hispanic station audiences and the current level of advertising targeted to general market station audiences.

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

Our Markets

The following table sets forth certain demographic information about the markets in which our radio and television stations operate.

Market	Total Population	Hispanic Population	% Hispanic Population	% Hispanic Population of Mexican Descent	Hispanic Population Growth (5)
Los Angeles(1)	17,199,115	7,375,686	43%	80%	54%
Houston(2)	4,526,770	1,501,838	33%	80%	94%
Dallas(3)	5,676,651	1,416,176	25%	85%	169%
San Diego(4)	2,833,275	831,580	29%	91%	63%
Total U.S. (for comparison)	285,691,501	40,459,196	14%	64%	81%

Source: American Community Survey Profile 2004 by the U.S. Census Bureau

(1)	Represents the Los Angeles consolidated metropolitan statistical area.
(2)	Represents the Houston consolidated metropolitan statistical area.
(3)	Represents the Dallas-Fort Worth consolidated metropolitan statistical area.
(4)	Represents the San Diego consolidated metropolitan statistical area.
(5)	Represents growth from 1990 to 2004.

Our Radio and Television Stations

The following tables set forth certain information about our radio and television stations and their broadcast markets.

Radio Stations

Market/Station(1)	Market Rank(2)	Hispanic Market Rank(3)	Frequency	Format	Station Audience Share(4)
Los Angeles	2	1
KBUE-FM/KBUA-FM/KEBN-FM(5)			105.5/94.3/94.3	Norteña	3.5
KHJ-AM			930	Ranchera	0.8
KWIZ-FM			96.7	Hit Music	0.5
KVNR-AM(6)			1480	Time Brokered	—

Total					4.8

Houston	10	4
KTJM-FM/KJOJ-FM(7)			98.5/103.3	Norteña	2.8
KQQK-FM/KIOX-FM(8)			107.9/96.9	Spanish Pop	1.0
KQUE-AM			1230	Ranchera	0.7
KEYH-AM/KXGJ-FM(9)			850/101.7	Ballad	0.5
KSEV-AM(6)			700	Time Brokered	—
KJOJ-AM(6)			880	Time Brokered	—

Total					5.0

Dallas-Fort Worth
KNOR-FM(10)	7	6	93.7	Hip Hop	N/A

(1)	Our radio stations are in some instances licensed to communities other than the named principal community for the market.
(2)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(3)	Represents rank among U.S. Hispanic markets by Hispanic television households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the United States.
(4)	Represents the average share of listeners, ages 12 and older, listening to our radio stations during a specified period of time from the four most recent Arbitron surveys (Winter 2005, Spring 2005, Summer 2005 and Fall 2005). A 3.5 station audience share means that 3.5% of all radio listeners in the station’s market listen to that station.
(5)	KBUA-FM and KEBN-FM (formerly KMXN-FM) currently simulcast the signal of KBUE-FM in the San Fernando Valley and Orange County, respectively. We have upgraded the signals of KBUA-FM and KEBN-FM from 3kW to 6kW, thereby improving our coverage of the Los Angeles market and enabling us to use the stations for purposes other than to simulcast with KBUE-FM, if we so choose.
(6)	Three of our stations, KVNR-AM, KSEV-AM and KJOJ-AM, are operated by third parties under time brokerage agreements. We receive a monthly fee from the third parties for the air time and the third parties receive revenues from their sale of advertising spots.
(7)	KJOJ-FM simulcasts the signal of KTJM-FM.
(8)	KIOX-FM simulcasts the signal of KQQK-FM. We will upgrade KIOX-FM’s signal by increasing its antenna height to 1,476 feet from 981 feet, thereby improving our coverage of the Houston market along with its simulcast partner, KQQK-FM. An application for approval of a construction permit has been granted by the FCC.
(9)	KXGJ-FM simulcasts the signal of KEYH-AM. We will upgrade KXGJ-FM’s signal by increasing its antenna height to 1,476 feet from 981 feet, thereby improving our coverage of the Houston market along with its simulcast partner, KEYH-AM, if we so choose. An application for approval of a construction permit has been granted by the FCC.
(10)	We acquired KNOR-FM in July 2004. KNOR-FM currently broadcasts an English-language hip hop music format. We plan to convert KNOR-FM into one of our Spanish language formats once we have completed construction of a new tower site. We estimate that KNOR’s tower will be completed in June 2006.

Television Stations

Station	Channel	Market	DMA Rank(1)	Hispanic Market Rank (2)	Number of Hispanic TV Households
KRCA	62	Los Angeles	2	1	1,741,860
KZJL	61	Houston	10	4	472,690
KMPX	29	Dallas-Fort Worth	7	6	413,030
KSDX	29	San Diego	26	13	215,630

Source: Nielsen Media Research, January, 2006

(1)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(2)	Represents rank among U.S. Hispanic markets by Hispanic TV households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the United States.

Programming

Radio. Our Spanish-language radio stations are targeted to the Spanish-speaking portion of the Hispanic population that is dominant in the local markets in which we operate. We tailor the format of each of our radio stations to reach a specific target demographic in order to maximize our overall listener base without causing direct format competition among our stations. We determine the optimal format for each of our stations based upon extensive local market research. To create brand awareness and loyalty in the local community, we seek to enhance our market positions by sending on-air talent to participate in local promotional activities, such as concerts and live special events or promotions at client locations and other street level activities. These types of events also provide attractive promotional and advertising opportunities for our clients. We also promote our radio stations in our television programming airing in these markets. We have recently begun to syndicate some of our radio programming to multiple markets allowing us to program multiple stations with the same programming and to leverage the cost of our radio programming across multiple markets and thus creating operating leverage. For example, Don Cheto’s radio show was originally aired only in Los Angeles, but after achieving high ratings, it was syndicated to Houston in February 2006 and is expected to be syndicated to our Dallas radio station in June 2006.

The following provides a brief description of our Spanish-language radio station formats:

•	KBUE-FM/KBUA-FM/KEBN-FM (Que Buena) plays contemporary, up-tempo, regional Mexican music that includes Norteña, Banda, Corrido and Ranchera music. The target audience for these stations is adult listeners aged 18 to 34.

•	KHJ-AM (La Ranchera) plays traditional Ranchera, also known as Mariachi music. The target audience for this station is adult listeners aged 25 to 54.

•	KWIZ-FM (Sonido) plays a mix of hit music from various musical genres. The target audience for this station is adult listeners aged 18 to 49.

•	KTJM-FM/KJOJ-FM (La Raza) plays contemporary, up-tempo, regional Mexican music, similar to the music played on Que Buena, which includes Norteña, Banda, Corrido and Ranchera music. The target audience for these stations is adult listeners aged 18 to 34 and the station adjusts its music to the tastes of Houston Hispanics.

•	KQQK-FM/KIOX-FM (XO) plays contemporary, up-tempo, Spanish pop music. The target audience for these stations is adult listeners aged 18 to 34.

•	KQUE-AM (Radio Ranchito) plays traditional Ranchera music. The target audience for this station is adult listeners aged 25 to 54.

•	KEYH-AM/KXGJ-FM (Concierto) plays ballad music from the ‘70s and ‘80s. The target audience for these stations is adult listeners aged 18 to 49.

•	KNOR-FM will be launched as La Raza in Dallas in June 2006.

Three of our radio stations are operated by third parties under time brokered agreements. Our time brokered stations are a source of stable cash flow given that they are typically operated under long-term contracts with annual price escalators, and we do not incur any of the programming costs associated with these stations. Currently, stations KVNR-AM in the Los Angeles market and KJOJ-AM in the Houston market broadcast Vietnamese-language programming. According to the 2000 U.S. Census, Los Angeles and Houston represent the first- and third-largest Vietnamese markets, respectively, in the United States. KSEV-AM in Houston broadcasts an English-language talk format that is operated by a local broker.

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

Production Facilities

We own Empire Burbank Studios, a fully equipped television production complex next to our corporate offices in Burbank, California. We also own studios and production facilities in Houston and Dallas, enabling us to produce local programming in these markets. The studio provides us with all of the physical facilities needed to produce our own Spanish-language television programming without the variable expense of renting these services from an outside vendor. We believe this enables us to produce our programming at a very low cost relative to our competitors. Owning our own production facilities also enables us to control the content of the programs we produce on air. During 2005, we produced the following Spanish-language programs at our Burbank facilities:

•	Noticias 62 En Vivo: two local newscasts airing on KRCA-TV, Channel 62, in Los Angeles and anchored by Emmy Award winner, Jesús Javier, that airs every weekday from 12:00 PM to 12:30 PM and from 9:00 PM to 10:00 PM;

•	Los Angeles En Vivo: a local Los Angeles live entertainment variety show hosted by Natalia Gorduno that airs on KRCA-TV every weekday from 12:30 PM to 1:00 PM;

•	Que Buena TV: a music-oriented variety show centered around the music played by our Que Buena radio format in Los Angeles that airs on KRCA-TV every weekday from 3:00 PM to 4:00 PM;

•	El Show de Don Cheto: a musical variety and game show featuring our number one radio personality and entertainer, Don Cheto. Airing on KRCA-TV and KSDX-TV weekdays from 4:00 PM to 5:00 PM and 5:00 PM to 6:00 PM, respectively, and on Saturdays from 9:00 PM to 10:00 PM. The show also airs in Houston and Dallas on KZJL-TV and KMPX-TV, respectively, weekdays from 3:00 PM to 4:00 PM;

•	Buscando Amor Desafio: a reality-based dating show that airs on KRCA-TV and KSDX-TV every weekday from 5:00 PM to 6:00 PM, and 6:00 PM to 7:00 PM, respectively, and on Saturdays from 6:00 PM to 7:00 PM. The show airs on KZJL-TV and KMPX-TV every weekday from 4:00 PM to 5:00 PM;

•	José Luis Sin Censura: a fast-paced single topic talk show hosted by well-known Spanish television personality José Luis Gonzáles that airs on KRCA-TV every weekday from 6:00 PM to 7:00 PM, on KSDX-TV every weekday from 7:00 PM to 8:00 PM, and on KZJL-TV and KMPX-TV every weekday from 5:00 PM to 6:00 PM. The show also airs on Saturdays from 5:00 PM to 6:00 PM;

•	Estudio 2: a talent musical variety show that features a live performance by a hit musical artist, a talent search and the performance of a famous Mexican comedian. The show airs on KRCA-TV every weekday from 7:00 PM to 8:00 PM, on KSDX-TV from 8:00 PM to 9:00 PM, KZJL-TV and KMPX-TV 6:00 PM to 7:00 PM. The show also airs on Saturdays from 8:00 PM to 9:00 PM; and

•	Secretos: a half-hour undercover investigative program that airs on KRCA-TV every weekday from 8:00 PM to 8:30 PM, on KSDX-TV every weekday from 9:00 PM to 9:30 PM, and on KZJL-TV and KMPX-TV every weekday from 7:00 PM to 7:30 PM. The show also airs on Saturdays from 7:00 PM to 7:30 PM.

During the year 2005, we produced the following Spanish-language programs at our Houston facilities:

•	La Raza TV: a music-oriented variety show centered around the music played by our La Raza radio format in Houston. The show airs on KZJL-TV and KMPX-TV every weekday from 2:00 PM to 3:00 PM; and

•	Secretos Houston: a drama investigative program that is produced on the streets of Houston, Texas. The show airs on KRCA-TV every weekday from 8:30 PM to 9:00 PM and KSDX-TV, KZJL-TV and KMPX-TV every weekday from 9:30 PM to 10:00 PM. The show also airs on Saturdays from 7:30 PM to 8:00 PM.

We also produced the following shows:

•	Sabados de la Sierra: a one hour music show featuring the most up-to-date concert footage of today’s hottest bands in the Musica de la Sierra movement. Musica de la Sierra is the latest trend in regional music and comes from the state of Sinaloa, Mexico;

•	Domingos Duranguense: a one hour music show similar to Sabados de la Sierra, but featuring the latest music videos and live concert footage from the Duranguense musical movement. This is music from the state of Durango, Mexico; and

•	Specials: throughout the year, we will program musical specials based on some of our bigger premier events from different markets. Premios de la Radio is a live, televised special of our musical awards show at the Gibson Amphitheater in Los Angeles. The awards show features every top artist in the industry performing and presenting awards. Another popular special features our giant Cinco de Mayo and Fiestas Patrias concerts from Houston. These are daytime music festivals that draw crowds in excess of 60,000 and feature eight or ten of the biggest bands in the business.

Sales and Advertising

Most of our net revenues are generated from the sale of local, regional and national advertising for broadcast on our radio and television stations. For the year ended December 31, 2005, approximately 84% of our gross advertising revenues were generated from the sale of local advertising and approximately 16% of our gross advertising revenues were generated from the sale of regional and national advertising. Local sales are made by our sales staff located in Los Angeles, Orange County, Houston, and Dallas. Prior to April 2005, national sales were made by our national sales representative, Spanish Media Rep Team, Inc., or SMRT, an affiliate of our parent’s two principal stockholders, in exchange for a commission from us that was based on a percentage of our net revenues from the national advertising sold. We merged SMRT into one of our wholly owned subsidiaries in April 2005 and as a result, our national sales are now made by our sales staff in Los Angeles, Miami, New York and Dallas.

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

In September 2003, two of our competitors, Univision Communications, Inc. and Hispanic Broadcasting Corporation, merged with each other. The combined company has resources substantially greater than ours and is our first competitor to operate both radio and television stations in the Los Angeles, Houston, and Dallas-Fort Worth markets.

Employees

As of December 31, 2005, LBI had approximately 595 employees, of which approximately 405 were full-time employees. Of the full-time employees, approximately 247 were in television and approximately 158 were in radio. None of our employees are represented by labor unions, and we have not entered into any collective bargaining agreements. We believe that we maintain good relations with our employees.

REGULATION OF TELEVISION AND RADIO BROADCASTING

General

The Federal Communications Commission (“FCC”) regulates television and radio broadcast stations pursuant to the Communications Act of 1934, as amended (“Communications Act” or “Communications Act of 1934”). Among other things, the FCC:

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

The FCC completed a comprehensive review of its ownership rules in 2003, significantly relaxing restrictions on the common ownership of television stations, radio stations and daily newspapers within the same local market. Many of the new rules have yet to take effect due to legal challenges. New rules that effectively tighten restrictions on local radio ownership, however, are in place. The outcome of FCC proceedings and legislative efforts and the ultimate landscape of FCC ownership regulation are in flux and may not be resolved for some time.

Specifically, on June 24, 2004, a three-judge panel of the United States Court of Appeals for the Third Circuit released a split-decision rejecting many of the new rules governing media ownership adopted by the FCC in 2003. While affirming the FCC in certain respects, the Third Circuit found fault with the FCC’s proposed new limits on media combinations, remanded them to the agency for further proceedings, and extended the stay on the effectiveness of the new rules it had imposed in September 2003. In January 2005, several parties filed petitions for Supreme Court review of the Third Circuit’s decision, but the Supreme Court declined to review the decision. As a result, with the exception of certain new regulations governing local radio ownership, the restrictions in place prior to the FCC’s 2003 decision continue to govern media transactions, pending completion of the agency proceedings on remand and/or further judicial review.

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

The FCC’s new rules would also allow, in certain circumstances, common ownership of three television stations in a single market. In the largest markets — those with 18 or more television stations — a company would be permitted to own three TV stations, although this portion of the rule also would be subject to the “top four” limitation described above.

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

In contrast to the other local media ownership rules, the FCC did not attempt to significantly relax its radio rules in 2003. The agency decided to retain these numerical caps, which were set by Congress in the Telecommunications Act of 1996 (1996 Act). The FCC did adjust certain aspects of the radio rules, however, by adopting a new definition of a “radio market,” deciding to take noncommercial radio stations into account in its determination of market size and limiting the transferability of existing radio clusters that would not comply with the new regulations. The Third Circuit upheld these changes and, upon FCC request, in September 2004 lifted its stay as applied to these rules. However, the Court of Appeals remanded the agency’s decision to retain the numerical caps, and that aspect of the FCC’s decision remains under review.

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

National TV Ownership Limit

In its 2003 decision, the FCC raised the national TV ownership cap – the percentage of U.S. households that a single owner can reach through common owned television stations – from 35% to 45% of the national audience. In that same decision, the FCC decided to retain the 50% “discount” that it currently grants to ultra-high frequency (“UHF”) stations, finding that the discount continues to be necessary to promote competition.

This rule change sparred considerable controversy in Congress, eventually leading lawmakers to include a new limitation in an appropriations bill. On January 22, 2004, President Bush signed into law the Consolidated Appropriations Act of 2004. Section 6229 of that legislation set the national television ownership cap at 39%. The Third Circuit subsequently ruled that challenges before it to the national television ownership cap and UHF discount were moot.

The FCC is expected to initiate proceedings to address the issues raised by the Third Circuit in 2006. Any new rules the FCC adopts would be subject to further judicial review.

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

Cable and Satellite Transmission of Local Television Signals

The FCC has adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended by the 1996 Act, governing the relationship between broadcasters and cable operators. Among other matters, these regulations require cable systems to devote a specified portion of their channel capacity to the carriage of the signals of local television stations and permit TV stations to elect between “must carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (“retransmission consent”). The Communications Act and FCC regulations also contain measures to facilitate competition among cable systems, telephone companies and other systems in the distribution of TV signals, video programming and other services. We have elected “must carry” status for each of our stations on certain cable systems in our designated market areas. These elections and agreements will entitle our stations to carriage on those systems until December 31, 2008.

In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA” or “1999 Satellite Act”), which established a copyright licensing system for limited distribution of television programming to direct broadcast satellite viewers and directed the FCC to initiate rulemaking proceedings to implement the new system. SHVIA also extended the current system of satellite distribution of distant network signals to unserved households - those that do not receive a Grade B signal from a local network affiliate.

As part of the rulemakings required under SHVIA, the FCC established a market-specific requirement for mandatory carriage of local television stations. Similar to the obligations applicable to cable systems, the rules require satellite operators to carry all local broadcast signals in those markets in which they choose to provide any local signal, beginning January 1, 2002. Stations in affected markets were required to select either must carry or retransmission consent rights by October 1, 2005. This election is effective from January 1, 2006 to December 31, 2008. Further, under SHVIA, those broadcasters selecting retransmission consent (as opposed to must carry rights) originally were required to meet certain “good faith” requirements in negotiating for carriage rights until 2006.

With SHVIA set to expire on December 31, 2004, Congress recently passed the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which extends the compulsory copyright license for carriage of distant signals through December 31, 2009 and addresses a variety of other issues related to the carriage of broadcast television signals on direct broadcast satellite systems. Specifically, SHVERA requires satellite carriers to phase out the carriage of distant signals in markets where they carry local broadcast signals. The new statute also permits satellite carriers to deliver the distant signal of a network station to consumers in unserved digital households (also referred to as “digital white areas”), but only if the local station affiliated with that network misses the FCC’s deadlines for increasing its digital signal power (also discussed below). In addition, the law extends to direct broadcast satellite operators the obligation to negotiate in good faith with respect to retransmission consent arrangements. Previously, only broadcasters were subject to the good faith requirement, which was scheduled to expire on December 31, 2005 but will now expire on December 31, 2009. In February 2005, the FCC adopted rules relating to station eligibility for satellite carriage and subscriber eligibility for receiving signals, and which stations are entitled to “significantly viewed” status. In March 2005, the FCC adopted rules for carriage elections, unified retransmission consent negotiation, and a requirement that satellite carriers notify local broadcasters concerning carriage of significantly viewed signals.

We have taken advantage of this law to secure carriage of our full-service television stations in the Los Angeles, Houston, and Dallas-Fort Worth markets through 2008.

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

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station are allocated a separate channel for digital television operation. When the transition to digital television is complete, stations will be required to operate as single digital channel and to surrender any other channel on which they previously operated. Federal legislation specifies February 17, 2009 as the end of the transition, when broadcasters must cease analog operation.

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

We have developed a plan for complying with the FCC’s continuing digital television requirements. During 2005 and 2006, we have and will elect the currently-allotted digital channels for KZJL-TV and KMPX-TV as their permanent post-transition digital channels. In the case of KRCA-TV, we will need to change the frequency on which our digital station operates. By July 1, 2006, we must complete construction of digital facilities for KZJL-TV and KMPX-TV at full authorized power. In the case of KRCA, by July 1, 2006, we must complete construction of digital facilities that serve at least 80 percent of the population served by the analog station. We will continue to operate those facilities until the end of the transition, when we will be required to complete construction of full power digital facilities on the new channel chosen for post-transition operation.

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

Indecency

Provisions of federal law regulate the broadcast of obscene, indecent or profane material. The FCC has substantially increased its monetary penalties for violations of these regulations. Congress currently has under consideration legislation that addresses the FCC’s enforcement of its rules in this area. Potential changes to enhance the FCC’s authority in this area include the ability to impose substantially higher monetary penalties, consider violations to be “serious” offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. We cannot predict the likelihood that this, or similar legislation, will ultimately be enacted into law.

Public Interest Programming

Broadcasters are required to air programming addressing the needs and interests of their communities of license, and to place “issues/programs lists” in their public inspection files to provide their communities with information on the level of “public interest” programming they air. In October 2000, the FCC commenced a proceeding seeking comment on whether it should adopt a standardized form for reporting information on a station’s public interest programming and whether it should require television broadcasters to post the new form - as well as all other documents in their public inspection files - either on station websites or the websites of state broadcasters’ associations. Moreover, in August 2003 the FCC introduced a “Localism in Broadcasting” initiative that, among other things, has resulted in the creation of an FCC Localism Task Force, localism hearings at various locations throughout the country, and the July 2004 initiation of a proceeding to consider whether additional FCC rules and procedures are necessary to promote localism in broadcasting.

Equal Employment Opportunity

The FCC’s equal employment opportunity rules generally require broadcasters to engage in broad and inclusive recruitment efforts to fill job vacancies, keep a considerable amount of recruitment data and report much of this data to the FCC and to the public via stations’ public files and websites. The FCC is still considering whether to apply these rules to part-time employment positions. Broadcasters are also obligated not to engage in employment discrimination based on race, color, religion, national origin or sex.

Digital Radio Services

The FCC has adopted spectrum allocation and service rules for satellite digital audio radio service. Satellite digital audio radio service systems can provide regional or nationwide distribution of radio programming with fidelity comparable to compact discs. Two companies—Sirius Satellite Radio Inc. and XM Radio—have launched satellite digital audio radio service systems and are currently providing nationwide service. The FCC is currently considering what rules to impose on both licensees’ operation of terrestrial repeaters that support their satellite services. The FCC also has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters (except for nighttime broadcasting by AM stations, which is undergoing further testing), and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. We and other broadcasters have intensified efforts to roll out terrestrial digital radio service. The FCC has commenced rulemaking to address formal standards and related licensing and service rule changes for terrestrial digital audio broadcasting. We cannot predict the impact of either satellite or terrestrial digital audio radio service on our business.

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

Low-Power Radio Broadcast Service

In January 2000, the FCC created two new classes of noncommercial low power FM radio stations (“LPFM”). One class (LP100) is authorized to operate with a maximum power of 100 watts and a service radius of about 3.5 miles. The other class (LP10) is authorized to operate with a maximum power of 10 watts and a service radius of about 1 to 2 miles. In establishing the new LPFM service, the FCC said that its goal is to create a class of radio stations designed “to serve very localized communities or underrepresented groups within communities.” The FCC has accepted applications for LPFM stations and has granted some of these applications. In December 2000, Congress passed the Radio Broadcasting Preservation Act of 2000. This legislation requires the FCC to maintain interference protection requirements between LPFM stations and full-power radio stations on third-adjacent channels. It also requires the FCC to conduct field tests to determine the impact of eliminating such requirements. The FCC has commissioned a preliminary report on such impact and on the basis of that report, has recommended to Congress that such requirements be eliminated. We cannot predict the number of LPFM stations that eventually will be authorized to operate or the impact of such stations on our business.

Other Regulations Affecting Broadcast Stations

The FCC has adopted rules on children’s television programming pursuant to the Children’s Television Act of 1990 and rules requiring closed captioning of television programming. The FCC has also taken steps to implement digital television broadcasting in the U.S. Furthermore, the 1996 Act contains a number of provisions related to television violence. We cannot predict the effect of the FCC’s present rules or future actions on our television broadcasting operations.

Finally, Congress and the FCC from time to time consider, and may in the future adopt, new laws, regulations and policies regarding a wide variety of other matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. In addition to the changes and proposed changes noted above, such matters have included, for example, spectrum use fees, political advertising rates, and potential restrictions on the advertising of certain products such as beer and wine. Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, “streaming” of audio and video programming via the Internet, digital television and radio technologies, the establishment of a low power FM radio service, and possible telephone company participation in the provision of video programming service.

ITEM 1A. RISK FACTORS

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

As we have done in the past, we intend to continue to supplement our internal growth by acquiring media properties that complement or augment our existing markets. We may be unable to identify or complete acquisitions for many reasons, including:

•	competition among buyers;

•	the need for regulatory approvals, including FCC and antitrust approvals;

•	revisions to the FCC’s restrictions on cross-ownership and on the number of stations or the market share that a particular company may own or control, locally or nationally;

•	the high valuations of media properties; and

•	the need to raise additional financing, which may be limited by the terms of our debt instruments, including LBI Media’s existing and proposed senior credit facilities and the indentures governing LBI Media’s senior subordinated notes and our senior discount notes.

If we are unable to successfully execute our acquisition strategy, our growth may be impaired.

In addition, future acquisitions by us could also result in the following consequences:

•	issuances of equity securities;

•	incurrence of debt and contingent liabilities;

•	impairment of goodwill and other intangibles; and

•	other acquisition-related expenses.

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

We currently have a substantial amount of debt. At December 31, 2005, we had total indebtedness of approximately $319.3 million, representing approximately 90.4% of our total capitalization.

Based on our interest rates as of December 31, 2005 and assuming no additional borrowings or principal payments on LBI Media’s senior credit facility until its maturity in 2010 or on our other indebtedness, as of December 31, 2005, we would need approximately $245.7 million over the next five years to meet our principal and interest payments under our debt agreements, of which approximately $23.3 million would be due over the next year.

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

These covenants may affect our ability to operate and finance our business as we deem appropriate. In addition, we are dependent on our subsidiaries for cash and the covenants in our debt instruments restrict the ability of our subsidiaries to make cash distributions which could affect our ability to meet our cash obligations, including obligations under our indebtedness. We expect that LBI Media’s new senior credit facilities will contain substantially similar restrictive covenants as LBI Media’s existing senior credit facility. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness, this could constitute an event of default under the instruments governing our indebtedness.

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

The success of our television and radio operations depends on acquiring and maintaining broadcast licenses issued by the FCC, which are typically issued for a maximum term of eight years and are subject to renewal. Our FCC licenses are subject to renewal at various times in 2006. Any renewal applications submitted by us may not be approved, and the FCC may impose conditions or qualifications that could restrict our television and radio operations. In addition, third parties may challenge our renewal applications.

If we violate the Communications Act of 1934, or the rules and regulations of the FCC, the FCC may issue cease-and-desist orders or admonishments, impose fines, renew a license for less than eight years or revoke our licenses. The FCC recently has begun aggressive enforcement of its rules on broadcasting indecent or obscene material, and has stated that, in addition to increased fines, the FCC may initiate license revocation procedures against licensees that broadcast material the FCC considers to be indecent. The FCC has the right to revoke a license before the end of its term for acts committed by the licensee or its officers, directors or stockholders. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio or television station covered by the license, which could have a material adverse effect on our financial condition and results of operations. In addition, Congress currently has under consideration legislation that addresses the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent, or profane material. Potential changes to enhance the FCC’s authority in this area include the ability to impose substantially higher monetary penalties, consider violations to be “serious” offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. In the event that this or similar legislation is ultimately enacted into law, we could face increased costs in the form of fines and a greater risk that we could lose one or more of our broadcasting licenses.

Our failure to maintain our FCC broadcast licenses could cause a default under LBI Media’s senior credit facility and cause an acceleration of our indebtedness.

LBI Media’s senior credit facility requires us to maintain all of our material FCC licenses and we expect LBI Media’s new senior credit facilities will have the same requirement. If the FCC were to revoke any of our material licenses, our lenders could declare all amounts outstanding under the senior credit facility to be immediately due and payable, which would cause a cross-default under the indentures governing LBI Media’s senior subordinated notes and our senior discount notes. If our indebtedness is accelerated, we may not have sufficient funds to pay the amounts owed.

Our broadcast licenses could be revoked if more than 25% of our outstanding capital stock is owned of record or voted by non-U.S. citizens, foreign governments or non-U.S. corporations.

Under the Communications Act of 1934, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S.

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

Recent and prospective actions by the FCC could cause us to face increased competition in the future. The recent or prospective changes include:

•	relaxation of restrictions on the participation by regional telephone operating companies in cable television and other direct-to-home audio and video technologies;

•	establishment of a Class A television service for low-power stations that makes those stations primary stations and gives them protection against full-service stations;

•	licensing of low-power FM radio stations designed to serve small localized areas and niche audiences;

•	competition from direct broadcast satellite television providing the programming of traditional over-the-air stations, including local and out-of-market network stations;

•	competition from satellite radio companies providing continuous, nationwide digital radio services; and

•	revision of restrictions on cross-ownership (that is, ownership of both television and radio stations in combination with newspapers in the same market) and caps on the number of stations or market share that a particular company may own or control, locally or nationally.

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

We have acquired in the past, and may continue to acquire in the future, additional television and radio stations. Revisions to the FCC’s restrictions on the number of stations or market share that a particular company may own or control, locally or nationally, and to its restrictions on cross-ownership (that is, ownership of both television and radio stations in the same market) may limit our ability to acquire additional broadcast properties. The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission, or FTC, and the Department of Justice, may investigate certain acquisitions. These agencies have, in certain cases, examined proposed acquisitions or combinations of broadcasters, and in certain cases, required divestiture of one or more stations to complete a transaction.

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

The television and radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies are being employed or developed, including the following:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and Internet-based audio radio services;

•	satellite digital audio radio service with numerous channels and sound quality equivalent to that of compact discs;

•	In-Band On-Channel ™ digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low-power FM radio, with additional FM radio broadcast outlets that are designed to serve local interests;

•	streaming video programming delivered via the Internet;

•	video-on-demand programming offered by cable television companies; and

•	digital video recorders with hard-drive storage capacity that offer time-shifting of programming and the capability of deleting advertisements when playing back the recorded programs.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The types of properties required to support our radio and television stations include offices, studios and transmitter and antenna sites. Through our wholly owned subsidiary, we own studio and office space at 1845 West Empire Avenue, Burbank, California 91504. This property is subject to a mortgage in favor of Jefferson Pilot Financial, with whom one of our indirect subsidiaries has entered into a loan agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Empire Burbank Studios’ Mortgage Note.” We also own studio and office space at 1813 Victory Place, Burbank, California 91504. In addition, we own offices, studio and production facilities in Houston and Dallas, Texas for our operations there. We own a number of our transmitter and antenna sites and lease or license the remainder from third parties. We generally select our tower and antenna sites to provide maximum market coverage. In general, we do not anticipate difficulties in renewing these site leases. No single facility is material to us, and we believe our facilities are generally in good condition and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business, but we are not currently a party to any material lawsuit or proceeding against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the last quarter of our fiscal year ended December 31, 2005.

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

LBI Media Holdings has not sold or reacquired any of its equity securities for the three years ended December 31, 2005, other than in connection with internal restructurings in which no proceeds were received. LBI Media Holdings received a capital contribution from its parent of $39,531 for the year ended December 31, 2004 and paid dividends to its parent of $39,532 for the year ended December 31, 2003. LBI Media Holdings did not receive any capital contributions from or pay any dividends to its parent for the year ended December 31, 2005. The indenture governing LBI Media Holdings’ senior discount notes imposes restrictions on the payment of cash dividends or payments on account of or on redemption, retirement or purchase of its common stock or other distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the corresponding audited consolidated financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Net revenues:
Radio	$31,585	$39,311	$45,631	$44,780	$49,882
Television	28,072	31,685	38,406	46,655	47,620

Total net revenues	59,657	70,996	84,037	91,435	97,502
Operating expenses (exclusive of noncash employee compensation, depreciation and amortization, impairment of broadcast license and offering costs shown below)	26,744	33,782	41,347	47,081	51,416
Noncash employee compensation	1,398	3,642	2,226	2,924	(2,422)
Depreciation and amortization	8,673	3,131	3,510	5,125	7,164
Impairment of broadcast license	—	1,750	—	—	10,282
Offering costs (1)	—	—	—	1,450	287

Total operating expenses	36,815	42,305	47,083	56,580	66,727

Operating income	22,842	28,691	36,954	34,855	30,775
Interest expense, net	(20,972)	(28,058)	(21,174)	(25,857)	(29,122)
Gain on sale of investments	—	—	—	—	13
(Loss) gain on sale of property and equipment	—	(388)	(4)	2	(3)

Income before income taxes and cumulative effect of accounting change	1,870	245	15,776	9,000	1,663
Income tax expense	(81)	(42)	(44)	(881)	(162)

Income before cumulative effect of accounting change	1,789	203	15,732	8,119	1,501
Cumulative effect of accounting change	—	(8,106)	—	—	—

Net income (loss)	$1,789	$(7,903)	$15,732	$8,119	$1,501

Net income (loss) per share from continuing operations	$17,890	$(79,030)	$157,320	$81,190	$15,010

Cash dividends per share	$—	$—	$—	$—	$—

Other Data:
Adjusted EBITDA (2)	$32,913	$37,214	$42,690	$42,904	$45,799
Cash interest expense (3)	11,877	15,613	20,480	19,979	22,947

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Other Data (continued)
Cash flows provided by operating activities	$14,343	$18,147	$21,045	$23,515	$23,254
Cash flows used in investing activities	(108,677)	(37,419)	(51,392)	(62,441)	(13,458)
Cash flows provided by (used in) financing activities	94,980	19,537	35,620	37,998	(13,741)
Balance Sheet Data:
Cash and cash equivalents	1,131	1,397	6,670	5,742	1,797
Working capital (deficit)	(4,902)	4,355	11,380	10,456	2,191
Broadcast licenses, net	181,294	198,323	239,405	288,810	278,536
Total assets	248,400	273,967	332,864	390,093	378,286
Total debt (4)	218,768	242,830	282,007	327,627	319,314
Total stockholder’s equity	22,540	14,443	30,192	38,287	33,996

(1)	On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 with the Securities and Exchange Commission for the proposed initial public offering of its Class A Common Stock. The offering has been postponed for more than 90 days and, as a result, approximately $1.5 and $0.3 million of costs initially deferred in connection with the registration process have been written-off in the years ended December 31, 2004 and 2005, respectively. The offering costs were expensed by us, because we advanced the funds used by Liberman Broadcasting, Inc. to pay the offering costs and a portion of the net proceeds from the offering were to be used to repay borrowings under LBI Media’s senior credit facility.
(2)	We define Adjusted EBITDA as net income (loss) plus cumulative effect of accounting change, income tax expense, (loss) gain on sale of property and equipment, net interest expense, impairment of broadcast license, depreciation and amortization, and noncash employee compensation. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of noncash items. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income (loss). In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “Item 7. Management’s Discussion and Analysis of Finance Condition and Results of Operations—Non-GAAP Financial Measure.”

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Net cash provided by operating activities	$14,343	$18,147	$21,045	$23,515	$23,254
Add:
Gain on sale of investments	—	53	—	46	—
Income tax expense	81	42	44	881	163
Interest expense, net	20,972	28,058	21,174	25,857	29,122
Less:
Amortization of deferred financing costs	(3,551)	(6,845)	(590)	(883)	(994)
Accretion on discount notes	—	—	(978)	(4,630)	(5,155)
Offering costs	—	—	—	(1,450)	(287)
Provision for doubtful accounts	(170)	(862)	(1,066)	(955)	(959)
Changes in operating assets and liabilities:
Accounts receivable	1,901	3,701	4,804	794	2,648
Program rights	(314)	317	(52)	(324)	(587)
Amounts due from related parties	456	(88)	(396)	371	(460)
Prepaid expenses and other current assets	656	101	(109)	126	49
Employee advances	124	511	31	98	353
Accounts payable and accrued expenses	133	5	(2,247)	264	(954)
Accrued interest	(1,656)	(5,746)	663	(433)	(105)
Program rights payable	56	(58)	(11)	36	33
Amounts due to related parties	15	(34)	(56)	190	—
Deferred state income tax payable	(133)	(31)	28	(530)	(100)
Other assets and liabilities	—	(57)	406	(69)	(222)

Adjusted EBITDA	$32,913	$37,214	$42,690	$42,904	$45,799

(3)	Represents cash paid for interest. Does not include accrued but unpaid interest expense.

(4)	Total debt does not include the 9% subordinated notes issued by our parent, Liberman Broadcasting. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this annual report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Item 1A. Risk Factors” included elsewhere in this annual report. You should also carefully review the risk factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in this annual report.

Overview

We own and operate radio and television stations in Los Angeles, California, Houston, Texas and Dallas, Texas and a television station in San Diego, California. Our radio stations consist of four FM and two AM stations serving Los Angeles, California and its surrounding area, five FM and four AM stations serving Houston, Texas and its surrounding areas, and one FM station serving Dallas-Fort Worth, Texas and its surrounding areas. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we primarily use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth that allows us to produce local programming for those markets.

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

Our primary expenses are employee compensation, including commissions paid to our local and national sales staff, promotion, selling, programming and engineering expenses, general and administrative expenses and interest expense. Our programming expenses for television consist of costs related to the production of original programming content, production of local newscasts and the acquisition of programming content from other sources. Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. We may need to pursue one or more alternative strategies in the future to meet our debt obligations, such as selling assets, refinancing or restructuring our indebtedness or selling equity securities. If Liberman Broadcasting completes its initial public offering, we expect some of the proceeds will be contributed to us for repayment of our outstanding debt.

We are organized as a Delaware corporation and are a “qualified S subsidiary” under federal and California state tax laws. As such, we are deemed for tax purposes to be part of our parent, an “S corporation,” and our taxable income is reported by the shareholders of LBI Holdings I, Inc. on their respective federal and state income tax returns.

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

On January 12, 2004, we completed our acquisition of the selected assets of KMPX-TV, licensed to Decatur-Texas, for an aggregate purchase price of approximately $37.6 million (including acquisition costs) and have significantly changed the format, customer base, revenue stream and employee base of this station.

On July 20, 2004, we completed our acquisition of the selected assets of radio station KNOR-FM, licensed to Krum, Texas, for an aggregate purchase price of approximately $16.1 million (including acquisition costs), and have changed the format, customer base, revenue stream and employee base of this station.

On April 27, 2005, we acquired our national sales representative, Spanish Media Rep Team, or SMRT, for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into Liberman Broadcasting, Inc., a California corporation and our wholly owned subsidiary. Liberman Broadcasting paid approximately $3.3 million in cash and issued notes totaling $1.8 million to the stockholders of SMRT. The notes bear interest at the rate of 3.35% and are due April 28, 2006. The stockholders of SMRT are the same stockholders of our parent, LBI Holdings I, Inc.

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

Liberman Broadcasting, Inc., a Delaware corporation, currently has filed with the Securities and Exchange Commission a registration statement on Form S-1 (File No. 333-112773) for the initial public offering of its Class A common stock. Immediately before the anticipated offering, Liberman Broadcasting, Inc. will merge with our parent, LBI Holdings I, Inc., a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate our parent into a Delaware corporation. In this annual report, “Liberman Broadcasting” refers to LBI Holdings I, Inc. before the merger and Liberman Broadcasting, Inc. after the merger, each on an unconsolidated basis. Notwithstanding the foregoing, we can provide no assurance that the anticipated initial public offering will be consummated in the near future, or at all.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Net revenues:
Radio	$45,631	$44,780	$49,882
Television	38,406	46,655	47,620

Total	$84,037	$91,435	$97,502

Total operating expenses before noncash employee compensation, depreciation and amortization, impairment of broadcast license and offering costs:
Radio	$21,723	$21,595	$22,037
Television	19,624	25,486	29,379

Total	$41,347	$47,081	$51,416

Noncash employee compensation:
Radio	$2,226	$2,924	$(2,422)
Television	—	—	—

Total	$2,226	$2,924	$(2,422)

Depreciation and amortization:
Radio	$1,411	$2,123	$3,388
Television	2,099	3,002	3,776

Total	$3,510	$5,125	$7,164

Impairment of broadcast license:
Radio	$—	$—	$1,847
Television	—	—	8,435

Total	$—	$—	$10,282

Offering costs:
Radio	$—	$710	$145
Television	—	740	142

Total	$—	$1,450	$287

Operating income:
Radio	$20,271	$17,427	$24,887
Television	16,683	17,427	5,888

Total	$36,954	$34,854	$30,775

Adjusted EBITDA (1):
Radio	$23,908	$22,475	$27,700
Television	18,782	20,429	18,099

Total	$42,690	$42,904	$45,799

Total assets:
Radio	$173,949	$191,396	$201,183
Television	131,074	170,628	165,849
Corporate	27,841	28,069	11,254

Total	$332,864	$390,093	$378,286

(1)	We define Adjusted EBITDA as net income (loss) plus cumulative effect of accounting change, income tax expense, (loss) gain on sale of property and equipment, net interest expense, impairment of broadcast license, depreciation and amortization, and noncash employee compensation. See footnote (2) under Item 6. Selected Financial Data for a reconciliation of Adjusted EBITDA to net cash provided by operating activities. We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Revenues. Net revenues increased by $6.1 million, or 6.6%, to $97.5 million for the year ended December 31, 2005, from $91.4 million in 2004. This increase was primarily attributable to revenue growth from our radio stations in the Los Angeles and Houston markets as well as our Dallas television station. Our percentage increase in revenue growth was partially dampened by results posted during 2004, when our revenues increased 8.8% from 2003.

Net revenues for our radio segment increased by $5.1 million, or 11.4%, to $49.9 million for the year ended December 31, 2005, from $44.8 million in 2004. This increase was primarily attributable to increased revenues from local and national advertisers during 2005, as compared to 2004. Our percentage increase in revenue growth for our radio segment was partially attributable to our results posted in 2004, when net revenues for our radio segment declined slightly by 1.9%.

Net revenues for our television segment increased by $1.0 million, or 2.1%, to $47.6 million for the year ended December 31, 2005, from $46.7 million in 2004. This increase was primarily attributable to advertising revenue increases at our Texas television stations. Advertising revenues at our television operations in California remained relatively stable from 2004 to 2005. Our percentage increase in revenue growth for our television segment was dampened by results posted during 2004, when our revenues for our television segment increased 21.5% from 2003.

The overall increase in net revenues for our television segment was offset by a decline in revenues from the leasing of our television production facility, Empire Burbank Studios, Inc. This resulted from an increase in the use of the facility for the production of in-house programming, thereby reducing available leasing space. We expect to continue using space in our production facility primarily to produce our internal programs and therefore expect future leasing revenues to be minimal. As a result, we believe that in order to provide a comparable basis for evaluating our results for the year ended December 31, 2005 compared to the same period in 2004, it is necessary to exclude net revenues of $0.1 million generated from leasing this facility in 2004. See “—Non-GAAP Financial Measures.” Below is a reconciliation of net revenues for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to net revenues excluding leasing revenues from our production facility:

	Year ended December 31,
	2004	2005
	(in thousands)
Net revenues for television segment	$46,655	$47,620
Less: Television production facility leasing revenues	(122)	—

Net revenues for television segment excluding production facility leasing revenues	$46,533	$47,620

We currently anticipate net revenue growth for 2006 from both our radio and television segments due to increased advertising time sold and increased advertising rates. Our programming, focused sales strategy and the expected continued demand for Spanish-language advertising should continue to increase our advertising time sold and advertising rates in 2006 for both segments.

Total operating expenses. Total operating expenses increased by $10.1 million, or 17.9%, to $66.7 million for the year ended December 31, 2005 from $56.6 million in 2004. The increase was due primarily to a $10.3 million noncash charge to reduce the carrying value of three of our broadcast licenses. The increase was also a result of:

(1)	a $2.7 million increase in selling, general and administrative expenses due to (a) higher salaries and commissions (excluding commissions to our national sales representative, SMRT that merged into a subsidiary of LBI Media in April 2005), (b) additional operating expenses related to the operation of our television station, KMPX-TV, acquired in January 2004 and (c) moderate increases in other general and administrative expenses associated with our revenue growth,

(2)	a $2.0 million increase in depreciation expense, primarily due to increased capital expenditures for our existing properties and an impairment write-down of approximately $864,000 relating to one of our broadcast towers that is scheduled to be replaced in 2006, and,

(3)	a $1.2 million increase in program and technical expenses primarily related to (a) additional production of in-house television programs, (b) incremental expenses related to our new television station in the Dallas-Fort Worth market, which began operations in January 2004 and (c) higher music license fees.

The increases in expenses described above were offset by (i) a $5.3 million decrease in noncash employee compensation, and (ii) a $1.2 million decrease in costs associated with our anticipated initial public offering, which were expensed. Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting.

If and when Liberman Broadcasting consummates its anticipated initial public offering of its Class A common stock, we currently expect an immediate change in Liberman Broadcasting’s “net value” based on preliminary equity market valuations. As such, we expect a change in our deferred compensation expense in the period when and if the anticipated initial public offering closes.

We believe that our total operating expenses before consideration of any impairment charges will increase in 2006 due to increased programming costs for our television segment, and increased sales commissions and administrative expenses associated with our anticipated net revenue growth. Continued growth in expenses may also occur as a result of the acquisition of radio and television assets that we may complete. We anticipate that the growth rate of our 2006 total operating expenses, excluding noncash employee compensation and any impairment charges, will be lower than the growth rate of our 2006 net revenue. This expectation could be negatively impacted by the number and size of additional radio and television assets that we may acquire, if any, and expenses related to our parent being a publicly traded company if the proposed initial public offering of its Class A common stock is completed in 2006.

Total operating expenses for our radio segment decreased by $2.3 million, or 8.6%, to $25.0 million for the year ended December 31, 2005, from $27.3 million in 2004. This decrease was primarily due to a $5.3 million decrease in noncash employee compensation. The decrease was also the result of:

(1)	a $0.6 million decrease in costs associated with our anticipated initial public offering, which were expensed, and

(2)	a $0.1 million decrease in program and technical expenses.

The decreases in expenses described above were offset by (i) a $1.8 million noncash charge to reduce the carrying value of two of our broadcast licenses, (ii) a $1.3 million increase in depreciation, (iii) a $0.5 million increase in selling, general and administrative expenses primarily from our Houston stations, and (iv) a $0.1 million increase in outside promotional expenses. See “—Critical Accounting Policies — Intangible Assets” for a discussion of the impairment charges to our broadcast licenses.

Total operating expenses for our television segment increased by $12.5 million, or 42.8%, to $41.7 million for the year ended December 31, 2005, from $29.2 million in 2004. This increase was primarily the result of an $8.4 million noncash charge to reduce the carrying value of one of our broadcast licenses. See “—Critical Accounting Policies — Intangible Assets” for a discussion of the impairment charges to our broadcast licenses. This increase was also due to:

(1)	a $2.2 million increase in selling, general and administrative expenses related to (a) higher sales salaries and commissions (excluding commissions to SMRT that merged into a subsidiary of LBI Media in April 2005), and (b) incremental costs associated with our Dallas-Fort Worth television station acquired in January 2004,

(2)	a $1.4 million increase in program and technical expenses related to (a) the additional production of in-house programming, (b) the incremental costs associated with our television station in the Dallas-Fort Worth market acquired in January 2004, and (c) higher music license fees, and

(3)	a $0.8 million increase in depreciation expense, primarily resulting from increased capital expenditures for our existing properties.

The increases described above were offset by a $0.6 million decrease in costs associated with our anticipated initial public offering, which were expensed.

The overall increase in operating expenses for our television segment was offset in part by a decline in expenses relating to the leasing of our television production facility, Empire Burbank Studios, Inc. This resulted from an increase in the use of the facility for the production of in-house programming, thereby reducing available leasing space. We expect to continue using space in our production facility primarily to produce our internal programs and therefore expect future leasing expenses to be minimal. As a result, we believe that in order to provide a comparable basis for evaluating our results for the year ended December 31, 2005, compared to 2004, it is necessary to exclude $43,000 million in expenses related to the leasing of this facility in 2004. Below is a reconciliation of total operating expenses for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to total operating expenses excluding our production facility leasing expenses:

	Year ended December 31,
	2004	2005
	(in thousands)
Television segment operating expenses	$29,228	$41,732
Less: Television production facility leasing expenses	(43)	—

Television segment operating expenses excluding production facility leasing expenses	$29,185	$41,732

Interest expense, net. Interest expense, net increased by $3.2 million, or 12.6%, to $29.1 million for the year ended December 31, 2005, from $25.9 million in 2004. This change is primarily attributable to (i) additional accretion on our senior discount notes issued in October 2003 and (ii) higher interest rates on borrowings under LBI Media’s senior credit facility.

If and when Liberman Broadcasting completes its anticipated initial public offering, we plan to use the proceeds contributed to us from our parent to redeem a portion of our outstanding indebtedness. Consequently, excluding one-time charges, we expect our interest expense to decrease in 2006 if the anticipated initial public offering is completed in 2006. However, if we acquire additional radio or television station assets, we may need to incur additional debt, which would result in an increase in our interest expense.

Net income. We recognized net income of $1.5 million for the year ended December 31, 2005, as compared to $8.1 million in 2004, a decrease of $6.6 million. This change was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $2.9 million, or 6.7%, to $45.8 million for the year ended December 31, 2005 from $42.9 million in 2004. The increase was primarily attributable to the overall net revenue growth, particularly in our radio segment and our Texas television operations, offset by an overall increase in operating expenses before income tax expense, net gain or loss on sale of short-term investments and property and equipment, net interest expense, noncash employee compensation, impairment of broadcast license, and depreciation and amortization. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment increased by $5.2 million, or 23.3%, to $27.7 million for the year ended December 31, 2005 from $22.5 million in 2004. The increase was primarily the result of higher local and national advertising revenue during 2005, resulting from (i) an increase in advertising time sold to local and national advertisers and (ii) improved ratings for our stations.

Adjusted EBITDA for our television segment decreased by $2.3 million, or 11.4%, to $18.1 million for the year ended December 31, 2005, from $20.4 million for the same period in 2004. The decrease was primarily the result of an overall increase in operating expenses before income tax expense, net gain or loss on sale of property and equipment, net interest expense, noncash employee compensation, impairment of broadcast license and depreciation and amortization, while net revenues for our television segment remained relatively stable.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Revenues. Net revenues increased by $7.4 million, or 8.8%, to $91.4 million for the year ended December 31, 2004, from $84.0 million in 2003. This increase was primarily attributable to revenue growth from our television segment, including additional revenue from our station in the Dallas-Fort Worth market, KMPX-TV, acquired in January 2004. The increase in revenues from our television segment was offset by a modest decline in revenues from our radio division, primarily resulting from lower national advertising time sold and results posted during 2003, when revenue growth from our radio segment was 16.1%.

Net revenues for our radio segment decreased by $0.8 million, or 1.9%, to $44.8 million for the year ended December 31, 2004, from $45.6 million in 2003. This decline was primarily attributable to (i) lower national advertising revenue resulting from a decrease in advertising time sold to national advertisers and (ii) results posted during 2003, when revenue growth was 16.1%.

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

Adjusted EBITDA. Adjusted EBITDA increased by $214,000, or 0.5%, to $42.9 million for the year ended December 31, 2004, from $42.7 million in 2003. This increase was primarily attributable to net revenue growth from our existing television stations in the California and Texas markets, and the addition of our television station in the Dallas-Fort Worth market, offset by a decline in net revenues from our radio segment and moderate increases in total operating expenses before income tax expense, net gain or loss on sale of property and equipment, net interest expense, noncash employee compensation, depreciation and amortization, and impairment of broadcast license.

Adjusted EBITDA for our radio segment decreased by $1.4 million, or 6.0%, to $22.5 million for the year ended December 31, 2004, from $23.9 million for the same period in 2003. The decrease was primarily the result of lower national advertising revenue during 2004, resulting from (i) a decrease in advertising time sold to national advertisers and (ii) strong results posted during the year ended December 31, 2004, when revenue growth was 16.1%.

Adjusted EBITDA for our television segment increased by $1.6 million, or 8.7%, to $20.4 million for the year ended December 31, 2004, from $18.8 million for the same period in 2003. The increase was primarily the result of our television revenue growth in our California and Texas markets, resulting from our improved programming ratings and the addition of KMPX-TV in January 2004, offset by moderate increases in total operating expenses before income tax expense, net gain or loss on sale of property and equipment, net interest expense, noncash employee compensation, depreciation and amortization, and impairment of broadcast license.

For the year ended December 31, 2004 and 2003, Adjusted EBITDA for our television segment includes $79,000 and $1.0 million, respectively, in Adjusted EBITDA relating to the leasing of our television production facility, Empire Burbank Studios. During 2003, we began using space in this facility for the production of in-house programming, thereby reducing available leasing space. As a result, we believe that in order to provide a comparable basis for evaluating our results for the year ended December 31, 2004, compared to the same period in 2003, it is necessary to exclude Adjusted EBITDA related to the leasing of this facility. Below is a reconciliation of operating income for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA excluding the leasing of our production facility:

	Year Ended December 31,
	2003	2004
Television segment operating income	$16,683	$17,427
Depreciation	2,099	3,002
Noncash employee compensation	—	—
Television segment Adjusted EBITDA related to the leasing of production facility	(955)	(79)

Television segment Adjusted EBITDA excluding Adjusted EBITDA related to the leasing of the production facility	$17,827	$20,350

For a reconciliation of Adjusted EBITDA to net cash provided by operating activities, see footnote (1) under “Item 6. Selected Financial Data.”

Liquidity and Capital Resources

LBI Media’s Senior Credit Facility. Our primary sources of liquidity are cash provided by operations and available borrowings under our subsidiary’s, LBI Media’s, $220.0 million revolving senior credit facility. The facility matures on September 30, 2010, and there are no scheduled reductions of commitments. Borrowings under LBI Media’s senior credit facility bear interest at a rate based on LIBOR, or a base rate, plus an applicable margin that is dependent upon LBI Media’s leverage ratio (as defined in the senior credit agreement). As of December 31, 2005, LBI Media had approximately $116.1 million aggregate principal amount outstanding under the senior credit facility. Since December 31, 2005, LBI Media has borrowed, net of repayments, an additional $1.0 million under its senior credit facility. Under the indentures governing LBI Media’s senior subordinated notes and our senior discount notes, LBI Media is limited in its ability to borrow under the senior credit facility. LBI Media may borrow up to $150.0 million under the senior credit facility without having to meet any restrictions under the indentures governing its senior subordinated notes and our senior discount notes (described below), but any amount over $150.0 million that LBI Media may borrow under the senior credit facility will be subject to LBI Media’s and our compliance with specified leverage ratios (as defined in the indentures governing LBI Media’s senior subordinated notes and our senior discount notes). LBI Media may increase the borrowing capacity under its senior credit facility by up to an additional $5.0 million, subject to participation by the existing lenders or new lenders acceptable to the administrative agent under the senior credit facility and subject to restrictions in the indentures governing its senior subordinated notes and our senior discount notes.

LBI Media’s senior credit facility contains customary restrictive covenants that, among other things, limits its ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the senior credit facility, LBI Media must also maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the senior credit agreement) to fixed charges. As of December 31, 2005, LBI Media was in compliance with the covenants in its senior credit facility.

On March 13, 2006, LBI Media announced a proposed refinancing of its $220.0 million revolving senior credit facility with new $260.0 million senior secured credit facilities, consisting of a $110.0 term loan credit facility and a $150.0 million revolving credit facility. If consummated, the new facilities would mature in approximately six years from the closing date. If Liberman Broadcasting completes its anticipated initial public offering, LBI Media may repay a portion of the outstanding principal amount under its then existing senior credit facility with the net proceeds contributed to LBI Media from its indirect parent, Liberman Broadcasting.

LBI Media’s Senior Subordinated Notes. In July 2002, LBI Media issued $150.0 million of senior subordinated notes that mature in 2012. Under the terms of its senior subordinated notes, LBI Media will pay semi-annual interest payments of approximately $7.6 million each January 15 and July 15. The indenture governing LBI Media’s senior subordinated notes contains certain restrictive covenants that, among other things, limit its ability to incur additional indebtedness and pay dividends. As of December 31, 2005, LBI Media was in compliance with all these covenants.

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

In connection with these 9% subordinated notes, Liberman Broadcasting also issued warrants to purchase shares of its common stock. The warrants have a put feature, which would allow the warrant holders at any time on or after the maturity date of the 9% subordinated notes, to require Liberman Broadcasting to repurchase the warrants or common stock issued upon exercise of the warrants at fair market value under certain events, and a call feature, which would allow Liberman Broadcasting to repurchase the warrants at its option under certain events. Certain mergers, combinations or sales of assets of Liberman Broadcasting, however, will not trigger the put right, even though such events would have accelerated the obligations under the 9% subordinated notes. We expect that these warrants will be exercised for shares of Liberman Broadcasting’s Class A common stock at the closing of the anticipated offering of its Class A common stock. Liberman Broadcasting also intends to enter into an agreement with the holders of the warrants to terminate certain of their rights under the warrant agreement, including the put and call rights, should the offering of its common stock be consummated.

Empire Burbank Studios’ Mortgage Note. On July 1, 2004, one of our indirect, wholly owned subsidiaries, Empire Burbank Studios, issued an installment note for approximately $2.6 million. The loan is secured by Empire Burbank Studios’ real property and bears interest at 5.52% per annum. The loan is payable in monthly principal and interest payments of approximately $21,000 through maturity in July 2019.

The following table summarizes our various levels of indebtedness at December 31, 2005:

Issuer	Form of Debt	Amount Outstanding	Maturity	Interest Rate
LBI Media, Inc.	$220.0 million senior secured revolving credit facility	$116.1 million	September 30, 2010	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio

LBI Media, Inc.	Senior subordinated notes	$150.0 million	July 15, 2012	10.125%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million aggregate principal amount at maturity	October 15, 2013	11%

Empire Burbank Studios, Inc.	Mortgage note	$2.5 million	July 1, 2019	5.52%

The table above does not include the debt of our parent’s, Liberman Broadcasting’s 9% subordinated notes.

Cash Flows. Cash and cash equivalents were $1.8 million and $5.7 million at December 31, 2005 and 2004, respectively.

Net cash flow provided by operating activities was $23.3 million and $23.5 million for the years ended December 31, 2005 and 2004, respectively. The slight decrease in our net cash flow provided by operating activities was primarily the result of a decline in accounts receivable collections offset by a decrease in payments of accounts payable and accrued expenses during the year ended December 31, 2005, as compared to 2004.

Net cash flow used in investing activities was $13.5 million and $62.4 million for the years ended December 31, 2005 and 2004, respectively. Net cash flow used in investing activities in 2004 includes $51.8 million attributable to the acquisitions of selected radio and television station assets. The net cash flow used in investing activities in 2005 includes $4.1 million attributable to the acquisition of SMRT. The net cash flow used in investing activities for the years ended December 31, 2005 and 2004 also reflects capital expenditures of $9.4 million and $10.9 million, respectively.

Net cash flow used in financing activities was $13.7 million for the year ended December 31, 2005 and net cash flow provided by financing activities was $38.0 million for the year ended December 31, 2004. The net cash flow provided by financing activities in 2004 was primarily attributable to the additional funds borrowed under our senior credit facility in 2004 to acquire the selected assets of KMPX-TV and KNOR-FM in the Dallas-Fort Worth, Texas Market. The net cash flow used in financing activities for the years ended December 31, 2005 and 2004 each reflects principal payments on outstanding borrowings under LBI Media’s senior credit facility of $18.6 million and $20.3 million, respectively.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At December 31, 2005, such obligations and commitments were LBI

Media’s senior credit facility and senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries and our operating leases as follows:

	Payments due by Period from December 31, 2005
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$519,328,462	$23,310,292	$46,620,583	$175,808,014	$273,589,573
Operating leases	15,070,786	1,405,237	2,680,860	2,478,986	8,505,703

Total contractual cash obligations	$534,399,248	$24,715,529	$49,301,443	$178,287,000	$282,095,276

The above table includes principal and interest payments under our debt agreements based on our interest rates as of December 31, 2005 and assuming no additional borrowings or principal payments on LBI Media’s senior credit facility until its maturity in 2010. It does not include Liberman Broadcasting’s 9% subordinated notes or any deferred compensation amounts we may ultimately pay.

Expected Use of Cash Flows

For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the addition of digital transmission equipment for our Houston television station at an estimated cost of $0.6 million. For our radio segment, our planned uses of liquidity during the next twelve months will include the construction of a new tower site for our recently acquired Dallas-Fort Worth radio station, KNOR-FM, at an estimated cost of $2.1 million. We also plan to upgrade several of our radio stations and towers located in the Houston market for approximately $6.7 million. We are also scheduled to make a payment for deferred compensation under our employment agreements in the first half of 2006, for which we have previously been expensing as noncash employee compensation.

We have used, and expect to continue to use, a significant portion of our capital resources to fund acquisitions. Future acquisitions will be funded from amounts available under LBI Media’s exiting senior credit facility or, if consummated, the proposed senior secured credit facilities, the proceeds of future equity or debt offerings and our internally generated cash flows. However, LBI Media’s ability to pursue future acquisitions may be impaired if Liberman Broadcasting is unable to consummate its anticipated initial public offering. As a result, we may not be able to increase our revenues at the same rate as we have in recent years. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s existing senior credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months.

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2005. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•	it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as depreciation and amortization, and impairment of broadcast licenses. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that by eliminating the effect of non-cash items, Adjusted EBITDA provides a meaningful measure of liquidity;

•	it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of noncash expense items, such as noncash employee compensation, cumulative effects of accounting change and impairment of broadcast licenses. By removing the non-cash items, it allows our investors to better determine whether we will be able to meet our debt obligations as they become due; and

•	it provides a liquidity measure before the impact of a company’s capital structure by removing net interest expense items.

Our management uses Adjusted EBITDA:

•	as a measure to assist us in planning our acquisition strategy;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of liquidity and cash flow used by management;

•	as a measure for determining our operating budget and our ability to fund working capital; and

•	as a measure for planning and forecasting capital expenditures.

We also use non-GAAP numbers in the evaluation of our television segment. We exclude the results of the leasing of our production facility from our net revenue, operating expenses and Adjusted EBITDA amounts, because we began using our production facility for more in-house programming in 2003, thereby reducing available leasing space. As a result, we believe that in order to provide a comparable basis for evaluation our results for the years ended December 31, 2004 and 2005, it is necessary to exclude the financial results related to the leasing of our television production facility.

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

Allowance for bad debts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 9.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3% of our outstanding receivables as of December 31, 2005, from 9.2% to 12.2% or $1.4 million to $1.8 million, would result in a decrease in pre-tax income of $0.4 million for the year ended December 31, 2005.

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

In the third quarter of 2005, we completed our annual impairment review of our broadcast licenses, including the engagement of an independent valuation firm to review the fair market value of our licenses. The valuation firm determined the fair value of each broadcast license by assuming that entry into the particular market took place as of the valuation date and considered the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. Based on the data from the valuation firm, projected total advertising revenues to be generated in certain of these markets were adjusted downward due to a general slowdown in broadcast revenues partially explained by greater competition for revenues from non-traditional media. As the fair value of the broadcast license is largely determined based upon projected total advertising revenues for a given market and does not take into consideration our format or management capabilities, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of our broadcast licenses. In the fourth quarter of 2005, we engaged an independent valuation firm to update our impairment analysis. The valuation firm reduced expected advertising revenues in the fourth quarter due partially to additional projected weakness in broadcast advertising revenues for certain of the markets in which we operate and to adjust for signal strength changes that were planned at certain stations. These changes resulted in additional impairment charges in the fourth quarter of 2005 of $5.1 million related to our broadcast licenses.

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

If we assumed no change in the “net value” of Liberman Broadcasting from that at December 31, 2005, we would expect to record $0.9 million in noncash deferred compensation expense during 2006 relating solely to the time vesting portion of the deferred compensation.

When and if Liberman Broadcasting consummates its anticipated offering of its Class A common stock, however, we currently anticipate an immediate change in the “net value” of Liberman Broadcasting based on preliminary equity market valuations. As such, we expect a decrease in our deferred compensation expense in the period when the anticipated initial public offering closes.

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

Statement of Financial Accounting Standards No. 153: In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value accounting for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for us beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on our results of operations or financial position.

Financial Accounting Standards Interpretation No. 47: In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Statement of Financial Accounting Standards No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

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

We are exposed to changes in interest rates on LBI Media’s variable rate senior credit facility. A hypothetical 10% increase in the interest rates applicable to the year ended December 31, 2005 would have increased interest expense by approximately $0.7 million. Conversely, a hypothetical 10% decrease in the interest rates applicable to the year ended December 31, 2005 would have decreased interest expense by approximately $0.7 million. At December 31, 2005, we believe that the carrying value of amounts payable under LBI Media’s senior credit facility approximates its fair value based upon current yields for debt issues of similar quality and terms.

The fair value of our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of our fixed rate debt would have decreased by approximately $10.7 million at December 31, 2005. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would have resulted in an increase in market value of approximately $11.5 million at December 31, 2005. The $150.0 million revolving portion of the proposed $260.0 million senior secured credit facilities, if consummated, will be subject to similar sensitivities to changes in interest rates. Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2005.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We maintain disclosure controls and procedures that are designed to ensure that: (i) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our President and Executive Vice President and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on the foregoing, our President and Executive Vice President and Chief Financial Officer concluded that, as of the end of the annual period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President and Executive Vice President and Chief Financial Officer, concluded that there were no changes during the fourth fiscal quarter of 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information about our directors, executive officers and key non-executive employees:

Name	Position(s)	Age*
Directors and Executive Officers
Jose Liberman	Co-Founder, President and Director	80
Lenard Liberman	Co-Founder, Executive Vice President, Chief Financial Officer, Secretary and Director	44
Key Non-Executive Employees
Eduardo Leon	Vice President—Programming	41
Andrew Mars	Corporate Vice President—Sales	50

*	All ages are as of December 31, 2005

Jose Liberman co-founded Liberman Broadcasting, Inc., a California corporation, in 1987 together with his son, Lenard, and has served as our President and as a member on our board of directors since our formation. Mr. Liberman started his career in radio broadcasting in 1957 with the purchase of XERZ in Mexico and the establishment of a radio advertising representative firm in Mexico. In 1976, Mr. Liberman acquired KLVE-FM, the first Los Angeles FM station to utilize a Hispanic format. In 1979, he purchased KTNQ-AM and combined it with KLVE to create the first Hispanic AM/FM combination in Los Angeles. Mr. Liberman is the father of our Executive Vice President, Chief Financial Officer, Secretary and Director, Lenard Liberman.

Lenard Liberman has served as our Executive Vice President, Chief Financial Officer and Secretary and has been a member of our board of directors since our formation in 1987. Mr. Liberman has served as our Chief Financial Officer since May 2005 and previously served as our Chief Financial Officer from April 2002 to April 2003. Mr. Liberman manages all day-to-day operations including acquisitions and financings. He received his juris doctorate degree and masters of business administration degree from Stanford University in 1987. Mr. Liberman is the son of our President and Director, Jose Liberman.

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

Board Composition

Our board of directors is currently composed of two directors, Jose and Lenard Liberman. If Liberman Broadcasting completes its anticipated offering of Class A common stock, our board of directors will still consist of the current two directors, but our parent, Liberman Broadcasting intends to increase the size of its board of directors to five by nominating and electing three additional directors, including two independent directors as defined under Nasdaq rules. Liberman Broadcasting intends to increase the size of its board of directors to seven by adding two additional directors, of which one will be a third independent director, within one year from the closing of its anticipated offering of Class A common stock. Our directors are elected annually by the shareholders.

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

Compensation Committee Interlocks and Insider Participation

We do not, and after Liberman Broadcasting’s offering of its Class A common stock, will not, have a compensation committee. Our board of directors is responsible for determining the compensation of our executive officers. Jose Liberman and Lenard Liberman, our President and Executive Vice President, Chief Financial Officer and Secretary, respectively, were our only two directors for 2004 and determined the compensation of all executive officers for 2004. Jose Liberman and Lenard Liberman are also directors and executive officers of Spanish Media Rep Team, Inc. Otherwise, no executive officer of our company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

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

Executive Compensation

The following table describes the compensation we paid to our executive officers during the fiscal years ended December 31, 2005, 2004 and 2003. We have not issued any options or restricted stock to our executive officers or directors:

Summary Compensation Table

	Annual Compensation
Name and Principal Position(s)	Year	Salary	Bonus	All Other Compensation
Jose Liberman(1)	2005	$356,667	$—	$30,222
President	2004	120,000	—	42,041
	2003	60,000	—	61,186

Lenard Liberman(2)	2005	$416,667	$—	$30,337
Executive Vice President, Chief Financial Officer and Secretary	2004	300,000	—	24,984
	2003	240,000	—	49,988

Steven Cramer(3)	2005	$80,000	$—	$—
Chief Financial Officer	2004	30,923	—	—

(1)	All other compensation includes payments by us for Mr. Liberman’s personal income taxes and tax preparation, personal travel and leasing of personal vehicles.
(2)	All other compensation includes payments by us for Mr. Liberman’s personal income taxes and tax preparation and planning, personal travel and leasing of personal vehicles.
(3)	Steven Cramer joined us as Chief Financial Officer in November 2004 and resigned in April 2005.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholder Loans

As of December 31, 2005, we had outstanding loans, including accrued interest, aggregating $243,776 and $2,409,654 to Jose and Lenard Liberman, respectively. The loans were for the personal use of Jose and Lenard Liberman. For Jose Liberman, we made loans of $146,590, $4,432 and $75,000 on December 20, 2001, July 14, 2002 and July 29, 2002, respectively. Jose Liberman repaid the loan for $4,432 on February 14, 2003. For Lenard Liberman, we made loans of $243,095, $32,000 and $1,916,563 on December 20, 2001, June 14, 2002 and July 9, 2002, respectively.

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

Spanish Media Rep Team

Prior to April 2005, Jose and Lenard Liberman owned and operated our national sales representative, Spanish Media Rep Team, Inc., or SMRT. SMRT received a 15% commission from us for any commercial time it sells to national advertisers on our radio and television stations. We believe we paid commissions to SMRT on an arm’s length basis because the rate was based upon the commission rates we paid to former third party national sales representative firms. We paid approximately $2.0 million and $0.5 million to SMRT for services provided to us for the years ended December 31, 2004 and December 31, 2005, respectively.

On April 27, 2005, we acquired our national sales representative, Spanish Media Rep Team, or SMRT, for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into Liberman Broadcasting, Inc., a California corporation and our wholly owned subsidiary. Liberman Broadcasting paid approximately $3.3 million in cash and issued notes totaling $1.8 million to the stockholders of SMRT. The notes bear interest at the rate of 3.35% and are due April 28, 2006. The stockholders of SMRT are the same stockholders of our parent, LBI Holdings I, Inc.

L.D.L. Enterprises, Inc.

Lenard Liberman is the sole shareholder of L.D.L. Enterprises, Inc., a mail order business. From time to time, we allow L.D.L. Enterprises to use, free of charge, unsold advertising time on our television stations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees related to services performed by Ernst & Young LLP in 2004 and 2005 are as follows:

	Year Ended December 31,
	2004	2005
Audit fees	$195,798	$109,737
Audit-related fees	—	—
Tax fees	10,731	29,994
All other fees	—	—

Total	$206,529	$139,731

We do not have an audit committee. Our board of directors approves all services performed by Ernst & Young LLP. Fees for audit services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, the issuance of comfort letters, the issuance of consents, and assistance with and review of documents filed with the SEC. Tax fees included tax compliance, tax advice and tax planning services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements of LBI Media and report of independent auditors are included in Item 8 of this annual report and submitted in a separate section beginning on page F-1:

2.	Financial Statements Schedules

All required schedules are omitted because they are not applicable or the required information is shown in the financial statements or the accompanying notes.

3.	Exhibits

The exhibits filed as part of this annual report are listed in Item 15(c).

(b)	Exhibits.

The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of LBI Media Holdings, Inc., including amendments thereto (2)

3.2	Certificate of Ownership of LBI Holdings I, Inc., dated July 9, 2002 (1)

3.3	Bylaws of LBI Media Holdings, Inc. (2)

4.1	Indenture governing LBI Media Holdings’ 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1

Amended and Restated Credit Agreement, dated June 11, 2004, by and among LBI Media, Inc., the guarantors named therein, Credit Suisse First Boston, as administrative agent and lender, and certain other lenders named therein (3)

10.2

First Amendment to Amended and Restated Credit Agreement, dated December 15, 2004, by and among LBI Media, Inc., the guarantors named therein, Credit Suisse First Boston, as administrative agent and lender, and certain other lenders named therein (5)

10.3

Second Amendment to Amended and Restated Credit Agreement, dated January 28, 2005, by and among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, and Credit Suisse First Boston, as administrative agent (6)

10.4	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee (1)

Exhibit Number	Exhibit Description
10.5	Note Secured by Deed of Trust, dated July 15, 1999, by Empire Burbank Studios, Inc., a California corporation in favor of the City National Bank (1)

10.6	Securities Purchase Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended (1)

10.7

First Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of July 9, 2002, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, Fleet National Bank, and Oaktree Capital Management, LLC (1)

10.8

Second Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of October 10, 2003, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, and Fleet National Bank (2)

10.9	Warrant Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended (1)

10.10

Subordination and Intercreditor Agreement dated March 20, 2001, by and between LBI Holdings I, Inc., the subordinated creditors listed therein and Fleet National Bank, as administrative agent, as amended (1)

10.11

Asset Purchase Agreement dated as of July 14, 2003, among Word of God Fellowship, Inc., LBI Media, Inc., Liberman Television of Dallas, Inc. and Liberman Television of Dallas License Corp. relating to the acquisition of KMPX (2)

10.12

Asset Purchase Agreement dated as of March 18, 2004, among A.M. & P.M. Broadcasters, LLC, LBI Media, Inc., Liberman Broadcasting of Dallas, Inc. and Liberman Broadcasting of Dallas License Corp. relating to the acquisition of KNOR (4)

10.13	Time Brokerage Agreement of KVNR, dated August 4, 2002, by and among Liberman Broadcasting, Inc., LBI Radio License Corp and Little Saigon Radio (1)

10.14	Promissory Note dated December 20, 2001 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.15	Promissory Note dated December 20, 2001 by Jose Liberman in favor of LBI Media, Inc. (1)

10.16	Promissory Note dated June 14, 2002 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.17	Promissory Note dated July 9, 2002 issued by Lenard Liberman in favor of LBI Media, Inc. (1)

10.18	Promissory Note dated July 29, 2002 issued by Jose Liberman in favor of LBI Media, Inc. (1)

10.19	Merger Agreement, dated April 27, 2005, among Liberman Broadcasting, Inc., Spanish Media Rep Team, Inc. and the shareholders of Spanish Media Rep Team, Inc. (7)

21.1	Subsidiaries of LBI Media Holdings, Inc. (5)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(2)	Incorporated by reference to LBI Media Holdings’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission October 30, 2003, as amended (File No. 333-110122).
(3)	Incorporated by reference to LBI Media Holdings’ Form 8-K filed with the Securities and Exchange Commission on June 18, 2004 (File No. 333-110122).

(4)	Incorporated by reference to LBI Media Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004 (File No. 333-100330).
(5)	Incorporated by reference to LBI Media Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.
(6)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005.
(7)	Incorporated by reference to LBI Media Holdings’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2005.

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burbank, State of California, on March 31, 2006.

LBI MEDIA HOLDINGS, INC.
/s/ Lenard D. Liberman
Lenard D. Liberman
Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose Liberman Jose Liberman	President and Director	March 31, 2006

/s/ Lenard D. Liberman Lenard D. Liberman	Executive Vice President, Chief Financial Officer, Secretary and Director	March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LBI Media Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LBI Media Holdings, Inc. as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LBI Media Holdings, Inc. at December 31, 2004 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

March 28, 2006

Los Angeles, California

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2005
Assets
Current assets
Cash and cash equivalents	$5,742,299	$1,797,314
Short-term investments	33,860	—
Accounts receivable (less allowance for doubtful accounts of $1,312,765 in 2004 and $1,392,855 in 2005)	13,563,455	15,252,654
Current portion of program rights, net	878,570	853,490
Amounts due from related parties	705,939	245,832
Current portion of employee advances	81,973	358,271
Prepaid expenses and other current assets	1,217,756	1,266,327

Total current assets	22,223,852	19,773,888

Property and equipment, net	66,874,250	69,130,736
Program rights, excluding current portion	1,617,518	1,055,462
Notes receivable from related parties	2,586,098	2,653,430
Employee advances, excluding current portion	762,292	908,858
Deferred financing costs, net	6,779,535	5,812,449
Broadcast licenses, net	288,809,598	278,536,255
Other assets	439,768	414,956

Total assets	$390,092,911	$378,286,034

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$3,751,744	$4,745,348
Accrued interest	7,864,146	7,968,931
Program rights payable	33,500	—
Amounts due to related parties	—	1,800,000
Current portion of long-term debt	118,043	124,724
Current portion of deferred compensation	—	2,944,000

Total current liabilities	11,767,433	17,583,003

Long-term debt, excluding current portion	327,508,965	319,189,034
Deferred compensation	11,430,000	6,064,000
Deferred state income taxes	766,362	866,092
Other liabilities	333,460	588,354

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares—1,000
Issued and outstanding shares—100	1	1
Additional paid-in capital	22,657,667	16,865,264
Retained earnings	15,629,447	17,130,286
Accumulated other comprehensive income (loss)	(424)	—

Total stockholder’s equity	38,286,691	33,995,551

Total liabilities and stockholder’s equity	$390,092,911	$378,286,034

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2004	2005
Net revenues	$84,036,823	$91,435,407	$97,501,991

Operating expenses:
Program and technical, exclusive of noncash employee compensation of $474,000, $664,000 and $(441,000) for the years ended December 31, 2003, 2004 and 2005, respectively, depreciation and amortization, and impairment of broadcast license shown below	13,412,142	16,804,079	18,057,004
Promotional, exclusive of depreciation, amortization, and impairment of broadcast license shown below	2,244,239	2,005,756	2,420,302
Selling, general and administrative, exclusive of noncash employee compensation of $1,752,000, $2,260,000 and $(1,981,000) for the years ended December 31, 2003, 2004 and 2005, respectively, depreciation and amortization, impairment of broadcast license and offering costs shown below	25,690,002	28,271,652	30,938,786
Noncash employee compensation	2,226,000	2,924,000	(2,422,000)
Depreciation and amortization	3,510,823	5,125,423	7,163,730
Impairment of broadcast license	—	—	10,282,543
Offering costs	—	1,450,117	286,701

Total operating expenses	47,083,206	56,581,027	66,727,066

Operating income	36,953,617	34,854,380	30,774,925
Interest expense	(21,271,289)	(25,997,459)	(29,269,333)
Interest and other income	97,714	141,008	147,808
Gain on sale of investments	—	—	12,629
(Loss) gain on sale of property and equipment	(4,000)	2,354	(2,688)

Income before income taxes	15,776,042	9,000,283	1,663,341
Provision for income taxes	(44,449)	(881,164)	(162,502)

Net income	$15,731,593	$8,119,119	$1,500,839

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Number of Shares	Amount
Balances at December 31, 2002	100	$1	$22,657,667	$(8,221,264)	$6,690	$14,443,094
Net income	—	—	—	15,731,593	—	15,731,593
Unrealized gain on investment in marketable securities	—	—	—	—	56,540	56,540

Comprehensive income	—	—	—	—	—	15,788,133
Distributions to Parent	—	—	—	(39,532)	—	(39,532)

Balances at December 31, 2003	100	1	22,657,667	7,470,797	63,230	30,191,695
Net income	—	—	—	8,119,119	—	8,119,119
Adjustment to unrealized loss due to sale of investment in marketable securities	—	—	—	—	(47,614)	(47,614)
Unrealized loss on investment in marketable securities	—	—	—	—	(16,040)	(16,040)

Comprehensive income						8,055,465
Contributions from Parent	—	—	—	39,531	—	39,531

Balances at December 31, 2004	100	1	22,657,667	15,629,447	(424)	38,286,691
Net Income	—	—	—	1,500,839	—	1,500,839
Adjustment to unrealized gain due to sale of investment in marketable securities	—	—	—	—	(1,056)	(1,056)
Unrealized gain on investment in marketable securities	—	—	—	—	1,480	1,480

Comprehensive income						1,501,263
Distributions to stockholders of Parent	—	—	(5,792,403)	—	—	(5,792,403)

Balances at December 31, 2005	100	$1	$16,865,264	$17,130,286	$—	$33,995,551

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2004	2005
Operating activities
Net income	$15,731,593	$8,119,119	$1,500,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,510,823	5,125,423	7,163,730
Impairment of broadcast license	—	—	10,282,543
Amortization of deferred financing costs	589,619	882,687	993,697
Offering costs	—	1,450,117	286,701
Accretion on discount notes	977,784	4,629,477	5,154,791
Noncash employee compensation	2,226,000	2,924,000	(2,422,000)
Gain on sale of investments	—	(47,614)	(12,629)
Loss (gain) on sale of property and equipment	4,000	(2,354)	2,688
Provision for doubtful accounts	1,066,154	955,309	958,930
Changes in operating assets and liabilities:
Accounts receivable	(4,804,479)	(793,803)	(2,648,129)
Program rights	52,102	324,124	587,136
Amounts due from related parties	396,068	(371,246)	460,107
Prepaid expenses and other current assets	109,650	(125,709)	(48,571)
Employee advances	(30,929)	(98,439)	(352,614)
Accounts payable and accrued expenses	2,246,812	(264,026)	953,863
Accrued interest	(663,125)	433,444	104,785
Program rights payable	11,000	(35,824)	(33,500)
Amounts due to related parties	55,790	(189,485)	—
Deferred state income tax payable	(27,838)	530,284	99,730
Other assets and liabilities	(405,630)	69,363	222,374

Net cash provided by operating activities	21,045,394	23,514,847	23,254,471

Investing activities
Purchase of property and equipment	(10,244,709)	(10,924,745)	(9,427,166)
Acquisition costs	(482,455)	—	—
Acquisition of television and radio station property and equipment	(1,075,417)	(4,375,504)	—
Acquisition of broadcast licenses	(38,106,009)	(47,422,045)	(9,200)
Amounts deposited in escrow for acquisition of broadcast licenses	(1,500,000)	—	—
Repayment of note receivable due from related party	4,432	—	—
Proceeds from sale of investments	—	141,750	46,913
Proceeds from sale of property and equipment	12,500	140,000	7,579
Acquisition of Spanish Media Rep Team, Inc.	—	—	(4,075,970)

Net cash used in investing activities	(51,391,658)	(62,440,544)	(13,457,844)
Financing activities
Proceeds from issuance of long-term debt and bank borrowings	85,500,272	61,269,535	5,100,000
Payments of deferred financing costs	(2,540,181)	(3,032,330)	(273,571)
Payments on long-term debt	(47,300,802)	(20,278,869)	(18,568,041)
(Distributions to) Contributions from Parent	(39,532)	39,531	—

Net cash provided by (used in) financing activities	35,619,757	37,997,867	(13,741,612)
Net increase (decrease) in cash and cash equivalents	5,273,493	(927,830)	(3,944,985)
Cash and cash equivalents at beginning of year	1,396,636	6,670,129	5,742,299

Cash and cash equivalents at end of year	$6,670,129	$5,742,299	$1,797,314

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$20,480,113	$19,978,529	$22,946,779

Income taxes	$10,400	$50,977	$24,594

See accompanying notes

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

LBI Media Holdings, Inc. was incorporated in Delaware on June 23, 2003, and is a qualified subchapter S subsidiary of LBI Holdings I, Inc. (the “Parent”). Pursuant to an Assignment and Exchange Agreement dated September 29, 2003 between the Parent and LBI Media Holdings, Inc., the Parent assigned to LBI Media Holdings, Inc. all of its right, title and interest in 100 shares of common stock of LBI Media Holdings, Inc. (“LBI Media Holdings”) (constituting all of the outstanding shares of LBI Media Holdings) in exchange for 100 shares of common stock of LBI Media Holdings, Inc. Thus, upon consummation of the exchange, LBI Media Holdings became a wholly owned subsidiary of LBI Media Holdings, Inc. (“LBI Media Holdings”).

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media Holdings, the issuance of senior discount notes (see Note 4) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends and distributions from its subsidiaries, which are subject to restriction by LBI Media’s senior credit facility and the indenture governing the senior subordinated notes issued by LBI Media (see Note 4). Parent-only condensed financial information of LBI Media Holdings on a stand-alone basis has been presented in Note 9.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash and equivalents, accounts receivable, accounts payable and accrued expenses, and other similar items) approximate fair value due to the short-term nature of such instruments. The estimated fair value of the Company’s

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Subordinated Notes (see Note 4), based on quoted market prices, is approximately $167.3 million and $159.0 million (carrying value of $150.0 million) at December 31, 2004 and 2005, respectively. The estimated fair value of the Company’s Senior Discount Notes (see Note 4) was approximately $50.3 million and $50.0 million (carrying value of $50.8 million) at December 31, 2004 and 2005, respectively. The Company’s other long-term debt has variable interest rates or rates that the Company believes approximate current market rates and, accordingly, the carrying value is a reasonable estimate of its fair value.

Short-Term Investments

The Company held investments in marketable equity securities which were classified by management as available for sale. Securities classified as available for sale were carried at fair value, which was based on quoted market prices. Unrealized holding gains and losses were excluded from net income (loss) and are recorded as accumulated other comprehensive income or loss. The Company used the specific identification method of determining the cost of securities sold.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and building improvements	20 years
Antennae, towers and transmitting equipment	12 years
Studio and production equipment	10 years
Record and tape libraries	10 years
Computer equipment and software	3 years
Office furnishings and equipment	5 years
Automobiles	5 years

The carrying value of property and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television stations for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value of these assets, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. The fair market value of the assets is determined by using current broadcasting industry equipment prices, solicited current market data from dealers of used broadcast equipment and used equipment price lists, catalogs and listings in trade magazines and publications. No adjustments to the carrying amounts of property and equipment have been made during 2003 or 2004. During 2005, the Company revised the useful life of one of its broadcast towers that is scheduled to be replaced in 2006. Upon revision of the useful life, the Company determined that the asset was impaired and recorded an impairment write-down of approximately $864,000. Such write-down is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Broadcast Licenses

Broadcast licenses acquired in conjunction with the acquisition of various radio and television stations were amortized over estimated useful lives ranging from 20 to 40 years, using the straight-line method through December 31, 2001. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, companies are required to stop amortizing all goodwill and other intangible assets with indefinite lives (such as broadcast licenses). Instead, SFAS 142 requires that goodwill and intangible assets with indefinite lives be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Other intangible assets continue to be amortized over their estimated useful lives. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying values of broadcast licenses are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television stations for indicators of impairment. If indicators of impairment were identified and the undiscounted cash flows estimated to be generated from these assets were less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded, if necessary. No adjustments to the carrying amounts of broadcast licenses for impairment were made during 2003 or 2004. In the third quarter of 2005, the Company completed its annual impairment review of its broadcast licenses, including the engagement of an independent valuation firm to review the fair market value of its licenses. The valuation firm determined the fair value of each broadcast license by assuming that entry into the particular market took place as of the valuation date and considered the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. Based on the data from the valuation firm, projected total advertising revenues to be generated in certain of these markets were adjusted downward due to a general slowdown in broadcast revenues partially explained by greater competition for revenues from non-traditional media. As the fair value of the broadcast license is largely determined based upon projected total advertising revenues for a given market and does not take into consideration the Company’s format or management capabilities, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of the Company’s broadcast licenses. In the fourth quarter of 2005, the Company engaged an independent valuation firm to update its impairment analysis. The valuation firm reduced expected advertising revenues in the fourth quarter due partially to additional projected weakness in broadcast advertising revenues for certain of the markets in which the Company operates and to adjust for signal strength changes that were planned at certain stations. These changes resulted in additional impairment charges in the fourth quarter of 2005 of $5.1 million related to the Company’s broadcast licenses.

Accumulated amortization of broadcast licenses totaled approximately $17,696,000 at December 31, 2004 and at December 31, 2005.

Barter Transactions

Included in the consolidated statements of operations are nonmonetary transactions arising from the trading of advertising time for merchandise and services. Barter revenues and expenses are recorded at the fair market value of the goods or services received when the commercial is broadcast. The Company recognizes barter revenues when the commercial is broadcast. Barter expenses are recorded at the same time as barter revenue, which approximates the date the expenses were incurred. Barter revenue and expense totaled $647,000, $710,000 and $1,019,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

Income Taxes

The Company is a “qualified S subsidiary” for federal and California income tax purposes. As such, the Company is deemed to be part of its Parent, an “S Corporation,” for tax purposes, and the taxable income of the Company is required to be reported by the stockholders of the Parent on their respective federal and state income tax returns. California assesses a 1.5% tax on all “S Corporations” subject to certain minimum taxes. Texas does not recognize Subchapter S status and accordingly assesses a tax on individual legal entities in amount equal to the

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

greater of either (i) 4.5% of earned surplus or (ii) 0.25% of taxable capital. At December 31, 2004 and 2005, the Company has a net deferred tax asset for which a full valuation allowance has been provided. The net deferred tax asset relates to the state tax impact of various temporary differences primarily related to depreciation, amortization and deferred compensation. The deferred tax liability at December 31, 2004 and 2005 is primarily the result of book and tax basis differences related to the Company’s indefinite-lived intangible assets.

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

The Company’s book basis in its assets and liabilities exceeded its tax basis in such assets and liabilities by approximately $20.6 million and $21.2 million at December 31, 2004 and 2005, respectively.

Advertising Costs

Advertising costs are expensed as incurred. The accompanying consolidated statements of operations include advertising costs (included in promotional expenses) of approximately $519,000, $117,000 and $379,000 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

Comprehensive Income

For the years ended December 31, 2003, 2004 and 2005, comprehensive income amounted to $15,788,133, $8,055,465 and $1,501,263, respectively. Accumulated other comprehensive income in the consolidated statements of stockholder’s equity is comprised of unrealized gains/losses on investments in marketable securities.

Offering Costs

On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 with the Securities and Exchange Commission for the proposed initial public offering of its Class A Common Stock (the Offering). The Offering has been postponed for a period in excess of 90 days and, as a result, approximately $1,450,117 and $286,701 of costs initially deferred in connection with the registration process were written-off during the years ended December 31, 2004 and 2005, respectively. Such costs are included in Offering Costs in the accompanying consolidated statements of operations. Because the Company advanced the funds used by Liberman Broadcasting, Inc. to pay the offering costs and a portion of the Offering proceeds were to be used to repay borrowings under the Company’s credit facility, the offering costs have been charged to the Company.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Statement of Financial Accounting Standards No. 153: In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value accounting for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on the Company’s results of operations or financial position.

Financial Accounting Standards Interpretation No. 47: In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Statement of Financial Accounting Standards No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial statements.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with certain of the above acquisitions of selected radio station assets, the Company entered into local marketing agreements to operate the station until the purchase was completed. Under such agreements, the Company paid a negotiated monthly fee, provided programming for the related station, and received the related advertising revenues. The Company expensed the monthly fees as they were incurred. Local marketing agreement expense amounted to approximately $994,000 for the year ended December 31, 2003. The Company had no local marketing agreements in place in the years ended December 31, 2004 and 2005.

As further described in Note 6, on April 27, 2005, Liberman Broadcasting, Inc., a California corporation and a wholly-owned subsidiary of the Company (LBI), acquired its national sales representative, Spanish Media Rep Team, or SMRT, for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into LBI. LBI paid approximately $3.3 million in cash and issued notes payable totaling $1.8 million to the stockholders of SMRT. The notes payable bear interest at the rate of 3.35% and are due April 28, 2006. The stockholders of SMRT are the same stockholders of the Company’s parent, LBI Holdings I, Inc.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2004	2005
Land	$14,901,013	$15,136,769
Building and building improvements	25,423,207	26,231,365
Antennae, towers and transmitting equipment	25,161,456	29,735,920
Studio and production equipment	13,577,828	16,264,941
Record and tape libraries	659,490	895,828
Computer equipment and software	2,012,405	2,355,014
Office furnishings and equipment	2,214,414	2,438,044
Automobiles	1,125,697	1,251,314
Leasehold improvements	33,139	33,139

Total	85,108,649	94,342,334
Less accumulated depreciation	(18,234,399)	(25,211,598)

Total property and equipment	$66,874,250	$69,130,736

The Company has a commitment to construct four new broadcast towers. Amounts expected to be paid under such commitment are approximately $15.2 million.

4. Long-Term Debt

Long-term debt consists of the following (excluding the debt of the Parent—see discussion below):

	December 31,
	2004	2005
2004 Revolver	$129,449,736	$116,099,736
Senior Subordinated Notes	150,000,000	150,000,000
Senior Discount Notes	45,607,533	50,762,324
2004 Empire Note	2,569,739	2,451,698

	327,627,008	319,313,758
Less current portion	(118,043)	(124,724)

	$327,508,965	$319,189,034

On July 1, 2004, Empire Burbank Studios, Inc., a wholly owned subsidiary of the Company, issued an installment note for approximately $2.6 million (2004 Empire Note). The 2004 Empire Note bears interest at the rate of 5.52% per annum and is payable in monthly principal and interest payments of $21,411 through maturity in July 2019. The borrowings under the 2004 Empire Note are secured primarily by all of Empire’s real property.

On July 9, 2002, LBI Media issued $150.0 million of Senior Subordinated Notes due 2012 (Senior Subordinated Notes), entered into a new $160.0 million senior revolving credit facility (2002 Revolver), repaid its former senior credit facility and loaned approximately $54.3 million to LBI Intermediate Holdings, Inc. (LBI Intermediate Holdings) pursuant to an intercompany note. The proceeds of the intercompany note were used to repay LBI Intermediate Holdings’ former senior notes. After such repayment, LBI Media merged with and into LBI Intermediate Holdings, at which time the intercompany note was cancelled.

The Senior Subordinated Notes bear interest at the rate of 10 1/8% per annum, and interest payments are to be made on a semi-annual basis each January 15 and July 15. LBI Media Holdings is a holding company that has no independent assets or operations other than its investment in its subsidiaries. All of LBI Media Holdings’ subsidiaries are wholly owned and provide full and unconditional joint and several guarantees of the Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes contains certain restrictive covenants

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that, among other things, limit LBI Media’s ability to borrow under the 2004 Revolver. LBI Media could borrow up to $150.0 million under the 2004 Revolver without having to meet the restrictions contained in the indenture, but any amount over $150.0 million would be subject to LBI Media’s compliance with a specified leverage ratio (as defined in the indenture of the Senior Subordinated Notes). The indenture also limits LBI Media’s ability to pay dividends.

On June 11, 2004, LBI Media amended and restated its senior revolving credit facility (as amended and restated, the “2004 Revolver”). The 2004 Revolver includes an initial $175.0 million revolving loan and a $5.0 million swing loan sub-facility. There are no scheduled reductions of commitments under the 2004 Revolver. In addition, LBI Media has the option to request its lenders to increase the amount of the 2004 Revolver by an additional $50.0 million ($5.0 million after the increases in LBI Media’s borrowing capacity described below) in the aggregate; however, the lenders are not obligated to do so. Borrowings under the 2004 Revolver bear interest at the election of LBI Media based on either the prime rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreement. The applicable margin, which is based on LBI Media’s total leverage ratio, ranges from 0.25% to 1.75% per annum for base rate loans and 1.50% to 3.00% per annum for LIBOR loans. As of December 31, 2005, borrowings under the 2004 Revolver bore interest at rates ranging from 6.07% to 6.96% per annum.

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

LBI Media loaned approximately $1.9 million to a stockholder of the Parent in July 2002. The loan matures in 2009 and bears interest at the applicable federal rate (2.84% per annum).

On October 10, 2003, the Company issued $68.4 million aggregate principal amount at maturity of Senior Discount Notes that mature in 2013 (Senior Discount Notes). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008 and instead the value of the notes will be increased each period until it equals $68.4 million on October 15, 2008; such accretion (approximately $978,000, $4,629,000 and $5,155,000 for the years ended December 31, 2003, 2004 and 2005, respectively) is recorded as additional interest expense by the Company. Thereafter, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that the Company may make a cash interest election on any interest payment date prior to October 15, 2008. If the Company makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date the Company makes such election. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit the Company’ ability to incur additional indebtedness and pay dividends. The Senior Discount Notes are structurally subordinated to the 2004 Revolver and Senior Subordinated Notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2004 Revolver and Senior Subordinated Notes contain certain financial and nonfinancial covenants including restrictions on the LBI Media’s and LBI Media Holding’s ability to pay dividends. At December 31, 2005, the Company was in compliance with all such covenants.

As of December 31, 2005, the Company’s long-term debt had scheduled repayments for each of the next five years as follows:

2006	$124,724
2007	131,786
2008	139,247
2009	147,131
2010	155,462
Thereafter	318,615,408

$319,313,758

The above table does not include interest payments and scheduled repayments relating to the debt of the Parent and does not include any deferred compensation amounts the Company may ultimately pay. Pursuant to SEC guidelines, such debt of the Parent is not reflected in the Company’s financial statements as (a) the Company will not assume the debt of the Parent, either presently or in a planned transaction in the future; (b) the proceeds from the offering of the Senior Discount Notes in 2003 were not used to retire all or a part of the Parent’s debt; and (c) the Company does not guarantee or pledge its assets as collateral for the Parent’s debt. The Parent is a holding company that has no assets, operations or cash flows other than its investment in the Company. Accordingly, funding from the Company will be required for the Parent to repay its debt. The Parent’s debt, which is expressly subordinated in right of payment to the 2004 Revolver, Senior Subordinated Notes and Senior Discount Notes, is described below.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. These fair values were determined by using the income and market valuation approaches. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The Parent Subordinated Notes will be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $926,000, $936,000 and $982,000 for the years ended December 31, 2003, 2004 and 2005, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants are stated at fair value each reporting period ($24,400,000 at December 31, 2005), with subsequent changes in fair value being recorded as deferred financing costs and amortized to interest expense over the remaining life of the Parent Subordinated Notes.

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

5. Commitments and Contingencies

Leases

The Company leases the land, tower and/or studio space for certain stations under noncancelable operating leases that expire at various times through 2024, with some having renewal options, generally for one to five years. Rental expenses under these agreements totaled approximately $1,288,000, $1,536,000 and $1,586,000 during the years ended December 31, 2003, 2004 and 2005, respectively.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases, consist of the following at December 31, 2005:

2006	$1,405,000
2007	1,333,000
2008	1,347,000
2009	1,318,000
2010	1,160,000
Thereafter	8,508,000

$15,071,000

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

The employment agreements contain provisions which allow for limited accelerated vesting in the event of a change in control of the Parent (as defined). Unless there is a change in control of the Parent (as defined), the “net value” (as defined) of the Parent is to be determined as of December 31, 2005, December 31, 2006 or December 31, 2009 (depending upon the particular employment agreement). Any Incentive Compensation amounts due are required to be paid within thirty days after the date the “net value” of the Parent is determined. If the Parent is publicly traded, the employees may elect to receive all or a portion of the deferred compensation awards in the form of common stock of the Parent.

At December 31, 2004 and 2005, the “net value” of the Parent exceeded the base amounts set forth in certain of the respective employment agreements, and the employees had vested in approximately $11,430,000 and $9,008,000, respectively, of Incentive Compensation. As a part of the calculation of this incentive compensation, the Company used the income and market valuation approaches to determine the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The base amounts were negotiated with each employee at the time the employment agreement was entered into. The vested amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense is shown as noncash employee compensation in the accompanying consolidated statements of operations.

At December 31, 2005, neither the Company nor Parent had funded any portion of the deferred compensation liability. The Company is scheduled to make a payment for deferred compensation under the employment agreements in the first half of 2006.

Litigation

The Company is subject to pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Related Party Transactions

On April 27, 2005, the Company’s national sales representative, Spanish Media Rep Team, Inc. (SMRT), merged with and into Liberman Broadcasting, Inc., a California corporation and a wholly owned subsidiary of the Company (LBI). LBI paid $3,286,000 in cash and issued notes payable totaling $1,800,000 to the stockholders of the Parent in exchange for the common stock of SMRT (representing a total purchase price of $5,086,000). The notes payable bear interest at the rate of 3.35% and are due April 28, 2006. As the merger constitutes a transaction between entities under common control, it is required to be accounted for at historical cost. The prior periods were not restated to give effect to the consolidation of SMRT since the impact was not significant. SMRT had a net book deficit of approximately $706,000 at the date of the merger. Such amount, plus the $5,086,000 purchase price, has been recorded as a distribution to the stockholders of the Parent in the accompanying financial statements.

The Company was charged approximately $2,201,000, $1,974,000 and $495,000 from SMRT during the years ended December 31, 2003, 2004 and 2005, respectively. Such amounts, which the Company believes represented market rates, are included in selling expenses in the accompanying consolidated statements of operations.

The Company had approximately $3,270,000 and $2,679,000 due from stockholders of the Parent and from affiliated companies at December 31, 2004 and 2005, respectively. The Company loaned approximately $1,917,000 to a stockholder of the Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company has made advances to certain religious and charitable organizations and individuals totaling approximately $102,000 and $310,000 at December 31, 2004 and 2005, respectively. These loans and advances, plus accrued interest, are included in amounts due from related parties and notes receivable from related parties in the accompanying consolidated balance sheets.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (LDL), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its television stations.

7. Defined Contribution Plan

In 1999, the Company established a 401(k) defined contribution plan (the Plan), which covers all eligible employees (as defined in the Plan). Participants are allowed to make nonforfeitable contributions of up to 60% of their annual salary, including commissions, up to the maximum IRS allowable amount. The Company is allowed to contribute a discretionary amount to the Plan. For the years ended December 31, 2003, 2004 and 2005, the Company made no discretionary contributions to the Plan.

8. Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations.

Management uses operating income before depreciation and amortization, impairment of broadcast license, noncash employee compensation and offering costs as its measure of profitability for purposes of assessing performance and allocating resources.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ending December 31,
	2003	2004	2005
Net revenues:
Radio operations	$45,630,561	$44,779,821	$49,882,377
Television operations	38,406,262	46,655,586	47,619,614

Consolidated net revenues	$84,036,823	$91,435,407	$97,501,991

Operating expenses, excluding depreciation and amortization, impairment of broadcast license, noncash employee compensation and offering costs:
Radio operations	$21,722,375	$21,594,882	$22,037,356
Television operations	19,624,008	25,486,605	29,378,736

Consolidated operating expenses, excluding depreciation and amortization, impairment of broadcast license, noncash employee compensation and offering costs:	$41,346,383	$47,081,487	$51,416,092

Operating income before depreciation and amortization, impairment of broadcast license, noncash employee compensation and offering costs:
Radio operations	$23,908,186	$23,184,939	$27,845,021
Television operations	18,782,254	21,168,981	18,240,878

Consolidated operating income before depreciation and amortization, impairment of broadcast license, noncash employee compensation and offering costs.	$42,690,440	$44,353,920	$46,085,899

Depreciation and amortization expense:
Radio operations	$1,411,432	$2,123,144	$3,387,407
Television operations	2,099,391	3,002,279	3,776,323

Consolidated depreciation and amortization expense	$3,510,823	$5,125,423	$7,163,730

Impairment of broadcast license:
Radio operations	$—	$—	$1,847,217
Television operations	—	—	8,435,326

Consolidated impairment of broadcast license	$—	$—	$10,282,543

Noncash employee compensation:
Radio operations	$2,226,000	$2,924,000	$(2,422,000)

Consolidated noncash employee compensation	$2,226,000	$2,924,000	$(2,422,000)

Offering costs:
Radio operations	$—	$710,557	$145,345
Television operations	—	739,560	141,356

Consolidated offering costs	$—	$1,450,117	$286,701

Operating income:
Radio operations	$20,270,754	$17,427,238	$24,887,052
Television operations	16,682,863	17,427,142	5,887,873

Consolidated operating income	$36,953,617	$34,854,380	$30,774,925

Total assets:
Radio operations	$173,949,221	$191,395,605	$201,183,079
Television operations	131,074,486	170,628,404	165,848,472
Corporate	27,840,375	28,068,902	11,254,483

Total consolidated assets	$332,864,082	$390,092,911	$378,286,034

Reconciliation of operating income before depreciation and amortization, impairment of broadcast license, noncash employee compensation and offering costs to income before income taxes:
Operating income before depreciation and amortization, impairment of broadcast license, noncash employee compensation and offering costs	$42,690,440	$44,353,920	$46,085,899
Depreciation and amortization	(3,510,823)	(5,125,423)	(7,163,730)
Impairment of broadcast license	—	—	(10,282,543)
Noncash employee compensation	(2,226,000)	(2,924,000)	2,422,000
Offering costs	—	(1,450,117)	(286,701)
Interest expense	(21,271,289)	(25,997,459)	(29,269,333)
Interest and other income	97,714	141,008	147,808
Gain on sale of investments	—	—	12,629
(Loss) gain on sale of property and equipment	(4,000)	2,354	(2,688)

Income before income taxes	$15,776,042	$9,000,283	$1,663,341

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. LBI Media Holdings, Inc. (Parent Company Only)

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

	As of December 31,
	2004	2005
Condensed Balance Sheet Information:
Assets
Deferred financing costs	$1,733,526	$1,536,348
Investment in subsidiaries	82,149,892	83,207,762
Other assets	10,806	13,765

Total assets	$83,894,224	$84,757,875

Liabilities and stockholder’s equity
Long term debt	$45,607,533	$50,762,324
Other liabilities	—	—
Stockholder’s equity:
Common stock	1	1
Additional paid-in capital	22,657,667	16,865,264
Retained earnings	15,629,447	17,130,286
Accumulated other comprehensive income (loss)	(424)	—

Total stockholder’s equity	38,286,691	33,995,551

Total liabilities and stockholder’s equity	$83,894,224	$84,757,875

	Year Ended December 31,
	2003	2004	2005
Condensed Statement of Operations Information:
Income:
Equity in earnings of subsidiaries	$16,728,789	$12,953,039	$6,853,349
Expenses:
Interest expense	(1,012,382)	(4,826,621)	(5,355,469)
Income before income taxes	15,716,407	8,126,418	1,497,880
Benefit (provision) from income taxes	15,186	(7,299)	2,959

Net income	$15,731,593	$8,119,119	$1,500,839

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2003	2004	2005
Condensed Statement of Cash Flows Information:
Cash flows provided by (used in) operating activities:
Net income	$15,731,593	$8,119,119	$1,500,839
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses (earnings) of subsidiaries	(16,728,789)	(12,953,039)	(6,853,349)
Amortization of deferred financing costs	33,765	192,396	197,178
Accretion on discount notes	977,784	4,629,477	5,154,791
Change in other assets	(19,353)	8,547	(2,959)
Distributions from subsidiaries	767,997	183	3,500

Net cash provided by (used in) operating activities	762,997	(3,317)	—
Cash flows used in investing activities:
Investment in subsidiaries	(38,800,264)	—	—

Net cash used in investing activities	(38,800,264)	—	—
Cash flows provided by financing activities:
Proceeds from issuance of senior discount notes	40,000,272	—	—
Payments of deferred financing costs and loan fees	(1,923,473)	(36,214)	—
(Distributions to)/Contributions from Parent	(39,532)	39,531	—

Net cash provided by financing activities	38,037,267	3,317	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2003, 2004 and 2005.

	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
2003:
Allowance for doubtful accounts	$627,738	$1,066,154	$(728,760)	$965,132
2004:
Allowance for doubtful accounts	965,132	955,309	(607,676)	1,312,765
2005:
Allowance for doubtful accounts	1,312,765	958,930	(878,840)	1,392,855

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of LBI Media Holdings, Inc., including amendments thereto (2)

3.2	Certificate of Ownership of LBI Holdings I, Inc., dated July 9, 2002 (1)

3.3	Bylaws of LBI Media Holdings, Inc. (2)

4.1	Indenture governing LBI Media Holdings’ 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1

Amended and Restated Credit Agreement, dated June 11, 2004, by and among LBI Media, Inc., the guarantors named therein, Credit Suisse First Boston, as administrative agent and lender, and certain other lenders named therein (3)

10.2

First Amendment to Amended and Restated Credit Agreement, dated December 15, 2004, by and among LBI Media, Inc., the guarantors named therein, Credit Suisse First Boston, as administrative agent and lender, and certain other lenders named therein (5)

10.3

Second Amendment to Amended and Restated Credit Agreement, dated January 28, 2005, by and among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, and Credit Suisse First Boston, as administrative agent (6)

10.4	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee (1)

10.5	Note Secured by Deed of Trust, dated July 15, 1999, by Empire Burbank Studios, Inc., a California corporation in favor of the City National Bank (1)

10.6	Securities Purchase Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended (1)

10.7

First Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of July 9, 2002, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, Fleet National Bank, and Oaktree Capital Management, LLC (1)

10.8

Second Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of October 10, 2003, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, and Fleet National Bank (2)

10.9	Warrant Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended (1)

10.10

Subordination and Intercreditor Agreement dated March 20, 2001, by and between LBI Holdings I, Inc., the subordinated creditors listed therein and Fleet National Bank, as administrative agent, as amended (1)

10.11

Asset Purchase Agreement dated as of July 14, 2003, among Word of God Fellowship, Inc., LBI Media, Inc., Liberman Television of Dallas, Inc. and Liberman Television of Dallas License Corp. relating to the acquisition of KMPX (2)

10.12

Asset Purchase Agreement dated as of March 18, 2004, among A.M. & P.M. Broadcasters, LLC, LBI Media, Inc., Liberman Broadcasting of Dallas, Inc. and Liberman Broadcasting of Dallas License Corp. relating to the acquisition of KNOR (4)

10.13	Time Brokerage Agreement of KVNR, dated August 4, 2002, by and among Liberman Broadcasting, Inc., LBI Radio License Corp and Little Saigon Radio (1)

10.14	Promissory Note dated December 20, 2001 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.15	Promissory Note dated December 20, 2001 by Jose Liberman in favor of LBI Media, Inc. (1)

10.16	Promissory Note dated June 14, 2002 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.17	Promissory Note dated July 9, 2002 issued by Lenard Liberman in favor of LBI Media, Inc. (1)

10.18	Promissory Note dated July 29, 2002 issued by Jose Liberman in favor of LBI Media, Inc. (1)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.19	Merger Agreement, dated April 27, 2005, among Liberman Broadcasting, Inc., Spanish Media Rep Team, Inc. and the shareholders of Spanish Media Rep Team, Inc. (7)

21.1	Subsidiaries of LBI Media Holdings, Inc. (5)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(2)	Incorporated by reference to LBI Media Holdings’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission October 30, 2003, as amended (File No. 333-110122).
(3)	Incorporated by reference to LBI Media Holdings’ Form 8-K filed with the Securities and Exchange Commission on June 18, 2004 (File No. 333-110122).
(4)	Incorporated by reference to LBI Media Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004 (File No. 333-100330).
(5)	Incorporated by reference to LBI Media Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.
(6)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2005.
(7)	Incorporated by reference to LBI Media Holdings’ Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2005.