Form 10-Q
period 2006-03-31
LBI MEDIA HOLDINGS INC
filed 2006-05-15
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2006, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2006
	(Note 1)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,797,314	$777,517
Accounts receivable (less allowance for doubtful accounts of $1,393,000 as of December 31, 2005 and $1,396,000 as of March 31, 2006)	15,252,654	13,621,442
Current portion of program rights, net	853,490	819,128
Amounts due from related parties	245,832	332,095
Current portion of employee advances	358,271	246,867
Prepaid expenses and other current assets	1,266,327	1,404,712

Total current assets	19,773,888	17,201,761
Property and equipment, net	69,130,736	70,024,673
Program rights, excluding current portion	1,055,462	873,183
Notes receivable from related parties	2,653,430	2,670,033
Employee advances, excluding current portion	908,858	953,321
Deferred financing costs, net	5,812,449	5,726,988
Broadcast licenses, net	278,536,255	278,536,255
Other assets	414,956	421,137

Total assets	$378,286,034	$376,407,351

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$4,745,348	$4,268,131
Accrued interest	7,968,931	4,155,741
Amounts due to related parties	1,800,000	1,800,000
Current portion of long-term debt	124,724	126,453
Current portion of deferred compensation	2,944,000	9,283,000

Total current liabilities	17,583,003	19,633,325
Long-term debt, excluding current portion	319,189,034	321,521,455
Deferred compensation	6,064,000	—
Deferred state income taxes	866,092	866,092
Other liabilities	588,354	642,481
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares —1,000
Issued and outstanding shares —100	1	1
Additional paid-in capital	16,865,264	16,865,264
Retained earnings	17,130,286	16,878,733

Total stockholder’s equity	33,995,551	33,743,998

Total liabilities and stockholder’s equity	$378,286,034	$376,407,351

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2006
Net revenues	$20,536,877	$22,242,091
Operating expenses:
Program and technical, exclusive of noncash employee compensation (benefit) of ($75,000) and $79,000 for the three months ended March 31, 2005 and 2006, respectively, and depreciation and amortization shown below	4,121,863	4,501,339
Promotional, exclusive of depreciation and amortization shown below	276,164	336,203
Selling, general and administrative, exclusive of noncash employee compensation (benefit) of ($219,000) and $196,000 for the three months ended March 31, 2005 and 2006, respectively, and depreciation and amortization shown below	7,425,294	8,127,781
Noncash employee compensation (benefit)	(294,000)	275,000
Depreciation and amortization	1,487,463	1,631,610

Total operating expenses	13,016,784	14,871,933

Operating income	7,520,093	7,370,158
Interest expense	(7,014,944)	(7,599,845)
Interest and other income	29,554	30,131

Income (loss) before income taxes	534,703	(199,556)
Provision for income taxes	(39,356)	(50,640)

Net income (loss)	$495,347	$(250,196)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2006
Operating activities
Net income (loss)	$495,347	$(250,196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,487,463	1,631,610
Amortization of deferred financing costs	247,729	248,818
Accretion on senior discount notes	1,226,109	1,364,690
Noncash employee compensation (benefit)	(294,000)	275,000
Provision for doubtful accounts	195,869	207,419
Changes in operating assets and liabilities:
Accounts receivable	1,225,087	1,423,793
Program rights	145,960	216,641
Amounts due from related parties	(141,172)	(86,263)
Prepaid expenses and other current assets	90,727	(138,385)
Employee advances	18,935	66,941
Accounts payable and accrued expenses	(1,020,622)	(477,217)
Accrued interest	(3,683,467)	(3,813,190)
Program rights payable	25,252	—
Other assets and liabilities	26,873	31,343

Net cash provided by operating activities	46,090	701,004

Investing activities
Purchase of property and equipment	(1,666,644)	(2,525,547)
Acquisition of broadcast licenses	(6,059)	—

Net cash used in investing activities	(1,672,703)	(2,525,547)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings	1,100,000	5,000,000
Payment of deferred financing costs	(67,854)	(163,357)
Payments on long-term debt and bank borrowings	(2,128,904)	(4,030,540)
Distributions to Parent	—	(1,357)

Net cash provided by (used in) financing activities	(1,096,758)	804,746

Net decrease in cash and cash equivalents	(2,723,371)	(1,019,797)
Cash and cash equivalents at beginning of period	5,742,299	1,797,314

Cash and cash equivalents at end of period	$3,018,928	$777,517

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,205,108	$9,780,159

Income taxes	$—	$20,025

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

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance of senior discount notes (see Note 4) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends and distributions from its subsidiaries, which are subject to restriction by LBI Media’s senior revolving credit facility and the indenture governing the senior subordinated notes issued by LBI Media (see Note 4). Parent-only condensed financial information of LBI Media Holdings on a stand-alone basis has been presented in Note 10.

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California and Texas. In addition, the Company owns television studio facilities in California and Texas that are primarily used to produce programming for Company-owned television stations. The Company sells commercial airtime on its radio and television stations to local and national advertisers. In addition, the Company has entered into time brokerage agreements with third parties for three of its radio stations.

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

The Company’s television studio facility in Burbank, California is owned and operated by its indirect, wholly owned subsidiary, Empire Burbank Studios, Inc. (“Empire”).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2005 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

Statement of Financial Accounting Standards No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and was required to be adopted by the Company in the first quarter of fiscal 2006. The adoption of SFAS 154 did not have a material impact on the Company’s financial statements.

Statement of Financial Accounting Standards No. 123R: The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) and SEC Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) as of January 1, 2006. FAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. The adoption of FAS 123R did not have an impact on the Company’s consolidated financial statements.

3.	Broadcast Licenses

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The carrying values of broadcast licenses are evaluated annually on September 30 (with additional evaluations performed if merited) in relation to the operating performance and anticipated future cash flows of the underlying radio and television stations for indicators of impairment. If indicators of impairment were identified and the undiscounted cash flows estimated to be generated from these assets were less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded, if necessary. In the third quarter of 2005, the Company completed its annual impairment review of its broadcast licenses, including the engagement of an independent valuation firm to review the fair market value of its licenses. The valuation firm determined the fair value of each broadcast license by assuming that entry into the particular market took place as of the valuation date and considered the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. Based on the data from the valuation firm, projected total advertising revenues to be generated in certain of these markets were adjusted downward due to a general slowdown in broadcast revenues partially explained by greater competition for revenues from non-traditional media. As the fair value of the broadcast license is largely determined based upon projected total advertising revenues for a given market and does not take into consideration the Company’s format or management capabilities, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of the Company’s broadcast licenses. This decrease in fair value resulted in an impairment write down of approximately $5.2 million for the third quarter of 2005. In the fourth quarter of 2005, the Company engaged an independent valuation firm to update its impairment analysis. The valuation firm reduced expected advertising revenues in the fourth quarter of 2005 due partially to additional projected weakness in broadcast advertising revenues for certain of the markets in which the Company operates and to adjust for signal strength changes that were planned at certain stations. These changes resulted in additional impairment charges in the fourth quarter of 2005 of $5.1 million related to the Company’s broadcast licenses. No adjustments to the carrying amounts of broadcast licenses for impairment were made during the three months ended March 31, 2005 and 2006.

Accumulated amortization of broadcast licenses totaled approximately $17,696,000 at December 31, 2005 and March 31, 2006.

4.	Long-Term Debt

Long-term debt consists of the following (not including the debt of the Parent—see discussion below):

	December 31, 2005	March 31, 2006
2004 Revolver	$116,099,736	$117,099,736
Senior Subordinated Notes	150,000,000	150,000,000
Senior Discount Notes	50,762,324	52,127,014
2004 Empire Note	2,451,698	2,421,158

	319,313,758	321,647,908
Less current portion	(124,724)	(126,453)

	$319,189,034	$321,521,455

LBI Media’s 2004 Revolver

On June 11, 2004, LBI Media amended and restated its senior revolving credit facility (as amended and restated, the “2004 Revolver”). The 2004 Revolver included an initial $175.0 million

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

revolving loan and a $5.0 million swing line sub-facility. The borrowing capacity under the 2004 Revolver was subsequently increased to $220.0 million. There were no scheduled reductions of commitments under the 2004 Revolver.

Borrowings under the 2004 Revolver were secured by substantially all of the tangible and intangible assets of LBI Media, including a first priority pledge of all capital stock of LBI Media’s subsidiaries. The 2004 Revolver also contained customary representations, affirmative and negative covenants and defaults for a senior credit facility.

Borrowings under the 2004 Revolver bore interest at the election of LBI Media based on either the prime rate for base rate loans, as defined, or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the 2004 Revolver. The applicable margin, which was based on LBI Media’s total leverage ratio, ranged from 0.25% to 1.75% per annum for base rate loans and 1.50% to 3.00% per annum for LIBOR loans. As of March 31, 2006, borrowings under the 2004 Revolver bore interest at rates ranging from 6.790% to 7.215% per annum.

LBI Media paid quarterly commitment fees on the unused portion of the 2004 Revolver based on its utilization rate of the total borrowing capacity. Under certain circumstances, if LBI Media borrowed less than 50% of the revolving credit commitment, it had to pay a quarterly commitment fee of 0.50% times the unused portion. If LBI Media borrowed 50% or more of the total revolving credit commitment, it had to pay a quarterly commitment fee of 0.375% times the unused portion.

LBI Media’s 2006 Revolver and 2006 Term Loan

On May 8, 2006, LBI Media refinanced the 2004 Revolver with a new $110.0 million senior term loan credit facility (the “2006 Term Loan”) and a $150.0 million senior revolving credit facility (the “2006 Revolver”, and together with the 2006 Term Loan, the “2006 Senior Credit Facilities”). The 2006 Revolver includes a $5.0 million swing line sub-facility and allows for letters of credit up to the lesser of $5.0 million and the available remaining revolving commitment amount. LBI Media has the option to request its lenders to increase the amount of the 2006 Senior Credit Facilities by an additional $50.0 million; however, the lenders are not obligated to do so. The increases under the 2006 Term Loan and the 2006 Revolver, taken together, cannot exceed $50.0 million in the aggregate. The 2006 Term Loan and 2006 Revolver mature on March 31, 2012.

LBI Media must pay 0.25% of the original principal amount of the 2006 Term Loan each quarter plus 0.25% of any additional principal amount incurred in the future under the 2006 Term Loan. There are no scheduled reductions of commitments under the 2006 Revolver.

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility.

LBI Media will pay quarterly commitment fees on the unused portion of the 2006 Revolver based on its utilization rate of the total borrowing capacity. Under certain circumstances, if LBI Media borrows less than 50% of the revolving credit commitment, it must pay a quarterly commitment fee of 0.50% times the unused portion. If LBI Media borrows 50% or more of the total revolving credit commitment, it must pay a quarterly commitment fee of 0.25% times the unused portion.

LBI Media’s Senior Subordinated Notes

On July 9, 2002, LBI Media issued $150.0 million of senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at the rate of 10 1/8% per annum, and interest payments are to be made on a semi-annual basis each January 15 and July 15. All of LBI Media’s subsidiaries are wholly owned and provide full and unconditional joint and several guarantees of the Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes contains certain restrictive covenants that, among other things, limit LBI Media’s ability to borrow under the 2006 Revolver (and previously, the 2004 Revolver). LBI Media could borrow up to $150.0 million under the 2006 Revolver without having to meet the restrictions contained in the indenture, but any amount over $150.0 million would be subject to LBI Media’s compliance with a specified leverage ratio (as defined in the indenture governing the Senior Subordinated Notes). The indenture also limits LBI Media’s ability to pay dividends.

The 2004 Revolver contained, and the indenture governing the Senior Subordinated Notes contain, certain financial and non-financial covenants including restrictions on LBI Media’s ability to pay dividends. At March 31, 2006, LBI Media was in compliance with all such covenants. The 2006 Senior Credit Facilities contain similar covenants.

Senior Discount Notes

On October 10, 2003, the Company issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008, and instead, the value of the notes will be increased each period until it equals $68.4 million on October 15, 2008; such accretion (approximately $1.2 million and $1.4 million, respectively, for the three months ended March 31, 2005 and 2006) is recorded as additional interest expense by the Company. After October 15, 2008, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that the Company may make a cash interest election on any interest payment date prior to October 15, 2008. If the Company makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date the Company makes such election. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit the Company’s ability to incur additional

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

indebtedness and pay dividends. The Senior Discount Notes are structurally subordinated to LBI Media’s 2006 Senior Credit Facilities (and previously, the 2004 Revolver) and the Senior Subordinated Notes.

2004 Empire Note

On July 1, 2004, Empire, an indirect, wholly owned subsidiary of the Company, issued an installment note for approximately $2.6 million (the “2004 Empire Note”). The 2004 Empire Note bears interest at the rate of 5.52% per annum and is payable in monthly principal and interest payments of $21,411 through maturity in July 2019. The borrowings under the 2004 Empire Note are secured primarily by all of Empire’s real property.

As of March 31, 2006, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

2006	$94,184
2007	131,786
2008	139,247
2009	147,131
2010	117,255,198
Thereafter	203,880,362

$321,647,908

The above table does not include interest payments or scheduled repayments relating to debt of the Parent and does not include any deferred compensation amounts the Company may ultimately pay. The above table also does not reflect the refinancing of the 2004 Revolver with the 2006 Senior Credit Facilities, which occurred after March 31, 2006. Pursuant to SEC guidelines, debt of the Parent is not reflected in the Company’s financial statements as (a) the Company will not assume the debt of the Parent, either presently or in a planned transaction in the future; (b) the proceeds from the offering of the company’s Senior Discount Notes were not used to retire all or a part of the debt of the Parent; and (c) the Company does not guarantee or pledge its assets as collateral for the debt of the Parent. The Parent is a holding company that has no assets, operations or cash flows other than the investments in its subsidiaries. Accordingly, funding from the Company will be required for the Parent to repay its debt. The Parent’s debt, which is expressly subordinated in right of payment to the 2006 Senior Credit Facilities (and previously, the 2004 Revolver) and the Senior Subordinated Notes and structurally subordinated to the Senior Discount Notes, is described below.

LBI Holdings I, Inc.’s Parent Subordinated Notes

On March 20, 2001, the Parent entered into an agreement whereby in exchange for $30.0 million, it issued junior subordinated notes (the “Parent Subordinated Notes”) and warrants to the holders of the Parent Subordinated Notes to initially acquire 14.02 shares (approximately 6.55%) of the Parent’s common stock at an initial exercise price of $.01 per share. In connection with the issuance of LBI Media’s Senior Subordinated Notes, the issuance of the Company’s Senior Discount Notes and the refinancing of the 2004 Revolver, the Parent amended the terms of the Parent Subordinated Notes and the related warrants. The following information gives effect to such amendments. The Parent Subordinated Notes initially bear interest at 9% per year and will bear interest at 13% per year beginning September 21, 2009. The Parent Subordinated Notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default (as defined in the agreement), (iii) a merger, sale or similar transaction involving the Parent or substantially all of the subsidiaries of the Parent, (iv) a sale or other

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

disposition of a majority of the Parent’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of the Parent’s board of directors, and (v) the date on which the warrants issued in connection with the Parent Subordinated Notes are repurchased pursuant to the call options applicable to such warrants. Interest is not payable until maturity.

The warrants will expire on the earlier of (i) the later of (a) July 31, 2015 and (b) the date which is six months from the payment in full of all outstanding principal and interest on the Parent Subordinated Notes or (ii) the closing of an underwritten public equity offering in which the Parent raises at least $25.0 million (subject to extension in certain circumstances).

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

The warrants contain a put right and a call right as described below. If either of these rights are exercised, it could require a significant amount of cash from the Company to repurchase the warrants, since the Parent is a holding company that has no operations or assets, other than its investment in the Company, and is dependent on the Company and LBI Media for cash flow. However, the Company and LBI Media have no legal obligation to provide that funding.

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

Certain mergers, combinations or sales of assets of Liberman Broadcasting, however, will not trigger the put right, even though such events would accelerate the obligations under the Parent Subordinated Notes.

Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. These fair values were determined by using the income and market valuation approaches. The income approach analyzes future cash flows and

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The Parent Subordinated Notes will be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $237,000 and $250,000 during the three months ended March 31, 2005 and 2006, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants are stated at fair value each reporting period (approximately $24,500,000 at March 31, 2006) with subsequent changes in fair value being recorded as deferred financing costs and amortized to interest expense over the remaining life of the Parent Subordinated Notes.

On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation (“Liberman Broadcasting”), filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission for the proposed initial public offering of its Class A common stock (the “Offering”). It recently amended this filing on April 28, 2006. Immediately before the anticipated Offering, Liberman Broadcasting, Inc. will merge with the Parent, a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate the Parent into a Delaware corporation. If Liberman Broadcasting completes the anticipated Offering, it plans to repay:

•	a portion of the outstanding amount under the 2006 Revolver, plus accrued and unpaid interest;

•	approximately $20.9 million of the $52.1 million accreted value at March 31, 2006 of the Company’s Senior Discount Notes at a redemption price of 111.0% of the accreted value thereof, plus accrued and unpaid interest to the redemption date; and

•	all of the outstanding Parent Subordinated Notes at a redemption price of 100.0%, plus accrued and unpaid interest to the redemption date.

In addition, the holders of the warrants issued with the Parent Subordinated Notes have executed irrevocable instructions to exercise the warrants for shares of Liberman Broadcasting’s Class A common stock at the closing of the anticipated initial public offering of its Class A common stock. At the time of its anticipated initial public offering, Liberman Broadcasting intends to enter into an agreement with the holders of the warrants to terminate certain of their rights under the warrant agreement, including the put and call rights.

5.	Acquisitions

As further described in Note 7, on April 27, 2005, Liberman Broadcasting, Inc., a California corporation and a wholly-owned subsidiary of the Company (“LBI”), acquired its national sales representative, Spanish Media Rep Team, or SMRT, for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into LBI. LBI paid approximately $3.3 million in cash and issued notes payable totaling $1.8 million to the stockholders of SMRT. The notes payable bear interest at the rate of 3.35% and were due April 28, 2006. LBI repaid the notes in full on April 28, 2006. The stockholders of SMRT are the same stockholders of the Company’s parent, LBI Holdings I, Inc.

6.	Commitments and Contingencies

Deferred Compensation

One of the Company’s wholly owned subsidiaries and the Parent have entered into employment agreements with certain employees. The services required under the employment agreements are rendered to LBI Media, and payment of

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

amounts due under the employment agreements is made by LBI Media. Accordingly, the Company has reflected salary and benefits amounts due under the employment agreements in its financial statements in operating expenses. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” (as defined) of the Parent over certain base amounts (“Incentive Compensation”). There are two components of Incentive Compensation: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures. The time vesting component is accounted for over the vesting periods specified in the employment agreements. Performance based amounts are accounted for at the time it is considered probable that the performance measures will be attained.

The employment agreements contain provisions which allow for limited accelerated vesting in the event of a change in control of the Parent (as defined). Unless there is a change in control of the Parent (as defined), the “net value” (as defined) of the Parent will be determined as of December 31, 2005, December 31, 2006 or December 31, 2009 (depending upon the particular employment agreement). Any Incentive Compensation amounts due are required to be paid within thirty days after the date the “net value” of the Parent is determined. If the Parent’s common stock is publicly traded, the Company may elect to pay all or a portion of the deferred compensation in the form of common stock of the Parent.

At December 31, 2005 and March 31, 2006, the “net value” of the Parent exceeded the base amounts set forth in certain of the respective employment agreements, and the employees had vested in approximately $9,008,000 and $9,283,000, respectively, of Incentive Compensation. As a part of the calculation of this Incentive Compensation, the Company used the income and market valuation approaches to estimate the “net value’ of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The base amounts were negotiated with each employee at the time the employment agreement was entered into. The vested amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense is shown as noncash employee compensation (benefit) in the accompanying consolidated statements of operations.

At March 31, 2006, neither the Company nor Parent had funded any portion of the deferred compensation liability. In connection with the “net value” determination as of December 31, 2005, the Company plans to make a payment for deferred compensation under the employment agreements in the first half of 2006.

Litigation

Nine former employees of Liberman Broadcasting, Inc., or LBI, one of the Company’s indirect, wholly owned subsidiaries and a California corporation, filed suit in Los Angeles Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current LBI employees. The complaint alleges, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under California Business and Professions Code. Plaintiffs seek, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and their attorneys’ fees. LBI has filed its answer to the complaint, generally denying plaintiffs’ claims and allegations. The matter is in its early stages. Plaintiffs have begun their discovery. It is too early to assess whether LBI will ultimately be liable for any damages. LBI intends to vigorously defend the lawsuit.

From time to time, the Company is also involved in litigation incidental to the conduct of its business.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Related Party Transactions

On April 27, 2005, the Company’s national sales representative, Spanish Media Rep Team, Inc. (“SMRT”) merged with and into LBI. LBI paid $3,286,000 in cash and issued notes payable totaling $1,800,000 to the stockholders of the Parent in exchange for the common stock of SMRT (representing a total purchase price of $5,086,000). The notes were repaid on April 28, 2006. As the merger constitutes a transaction between entities under common control, it is required to be accounted for at historical cost. The prior periods were not restated to give effect to the consolidation of SMRT since the impact was not significant. SMRT had a net book deficit of approximately $706,000 at the date of the merger.

The Company was charged approximately $335,000 from SMRT during the three months ended March 31, 2005. Such amount, which the Company believes represented market rates, is included in selling expenses in the accompanying condensed consolidated statements of operations.

The Company had approximately $2,679,000 and $2,707,000 due from stockholders of the Parent and from affiliated companies at December 31, 2005 and March 31, 2006, respectively. The Company loaned approximately $1,917,000 to a stockholder of Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company has made advances to certain religious and charitable organizations and individuals totaling approximately $310,000 and $385,000, respectively, at December 31, 2005 and March 31, 2006. These loans and advances, plus accrued interest, are included in amounts due from related parties and other assets in the accompanying condensed consolidated balance sheets.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (LDL), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its television stations.

8.	Comprehensive Income

Comprehensive income (loss), which includes net income (loss) plus unrealized gains (losses) on investments in marketable securities, amounted to approximately $499,927 and ($250,196) for the three months ended March 31, 2005 and 2006, respectively.

9.	Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments – radio operations and television operations.

Management uses operating income before depreciation and amortization and noncash employee compensation (benefit) as its measure of profitability for purposes of assessing performance and allocating resources.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2005	2006
Net revenues:
Radio operations	$9,631,748	$9,817,159
Television operations	10,905,129	12,424,932

Consolidated net revenues	$20,536,877	$22,242,091

Operating expenses, excluding depreciation and amortization and noncash employee compensation (benefit):
Radio operations	$4,958,400	$5,110,753
Television operations	6,864,921	7,854,570

Consolidated operating expenses, excluding depreciation and amortization and noncash employee compensation (benefit)	$11,823,321	$12,965,323

Operating income before depreciation and amortization and noncash employee compensation (benefit):
Radio operations	$4,673,348	$4,706,406
Television operations	4,040,208	4,570,362

Consolidated operating income before depreciation and amortization and noncash employee compensation (benefit)	$8,713,556	$9,276,768

Depreciation and amortization expense:
Radio operations	$580,150	$598,282
Television operations	907,313	1,033,328

Consolidated depreciation and amortization expense	$1,487,463	$1,631,610

Noncash employee compensation (benefit) :
Radio operations	$(294,000)	$275,000

Consolidated noncash employee compensation (benefit)	$(294,000)	$275,000

Operating income:
Radio operations	$4,387,198	$3,833,124
Television operations	3,132,895	3,537,034

Consolidated operating income	$7,520,093	$7,370,158

Total assets:
Radio operations	$200,901,166	$199,744,724
Television operations	165,943,529	166,614,970
Corporate	19,048,379	10,047,657

Consolidated total assets	$385,893,074	$376,407,351

Reconciliation of operating income before depreciation and amortization and noncash employee compensation (benefit) to income (loss) before income taxes:
Operating income before depreciation and amortization and noncash employee compensation (benefit)	$8,713,556	$9,276,768
Depreciation and amortization	(1,487,463)	(1,631,610)
Noncash employee (compensation) benefit	294,000	(275,000)
Interest expense	(7,014,944)	(7,599,845)
Interest and other income	29,554	30,131

Income (loss) before income taxes	$534,703	$(199,556)

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	LBI Media Holdings, Inc. (Parent Company Only)

The terms of LBI Media’s 2006 Senior Credit Facilities (and previously, the 2004 Revolver) and the indenture governing LBI Media’s Senior Subordinated Notes restrict LBI Media’s ability to transfer assets to LBI Media Holdings in the form of loans, advances or cash dividends. The following parent-only condensed financial information presents balance sheets and related statements of operations and cash flows of LBI Media Holdings by accounting for the investments in the owned subsidiaries on the equity method of accounting. The accompanying condensed financial information should be read in conjunction with the consolidated statements and notes thereto.

	December 31, 2005	March 31, 2006
Condensed Balance Sheet Information:
Assets
Prepaid and other assets	$—	$2,042
Deferred financing costs	1,536,348	1,487,054
Investment in subsidiaries	83,207,762	84,372,477
Other assets	13,765	9,439

Total assets	$84,757,875	$85,871,012

Liabilities and stockholder’s equity
Accounts payable and accrued expenses	$—	$—
Long term debt	50,762,324	52,127,014
Stockholder’s equity:
Common stock	1	1
Additional paid-in capital	16,865,264	16,865,264
Retained earnings	17,130,286	16,878,733
Accumulated other comprehensive income	—	—

Total stockholder’s equity	33,995,551	33,743,998

Total liabilities and stockholder’s equity	$84,757,875	$85,871,012

	Three Months Ended March 31,
	2005	2006
Condensed Statement of Operations Information:
Income:
Equity earnings of subsidiaries	$1,779,581	$1,166,072
Expenses:
Interest expense	(1,276,278)	(1,414,859)

Income (loss) before taxes	503,303	(248,787)
Income tax expense	(7,956)	(1,409)

Net income (loss)	$495,347	$(250,196)

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2005	2006
Condensed Statement of Operations Information:
Cash flows provided by operating activities:
Net income (loss)	$495,347	$(250,196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of subsidiaries	(1,779,581)	(1,166,072)
Amortization of deferred financing costs	49,294	49,294
Accretion on senior discount notes	1,226,109	1,364,690
Change in prepaid expenses and other current assets	(2,042)	—
Change in other assets	10,806	875
Change in accounts payable and accrued expenses	67	1,409
Distributions from subsidiaries	—	1,357

Net cash provided by operating activities	—	1,357
Cash flows used in financing activities:
Payments of deferred financing costs	—	—
Distributions to Parent	—	(1,357)

Net cash used in financing activities	—	(1,357)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K (File No. 333-110122). This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words “believe”, “expect”, “estimate”, “may”, “will”, “could”, “plan”, or “continue”, and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements.

Overview

We own and operate radio and television stations in Los Angeles, California, Houston, Texas and Dallas, Texas and a television station in San Diego, California. Our radio stations consist of four FM and two AM stations serving Los Angeles, California and its surrounding areas, five FM and four AM stations serving Houston, Texas and its surrounding areas, and one FM station serving Dallas-Fort Worth, Texas and its surrounding areas. Our four television stations consist of three full-power stations serving Los Angeles, California, Houston, Texas and Dallas-Fort Worth, Texas and a low-power station serving San Diego, California. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we primarily use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth that allow us to produce local programming for those markets as well.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national advertising time on our radio and television stations, and the sale of time on a contractual basis to brokered or infomercial customers on our radio and television stations. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations and we generally do not obtain long-term commitments from our advertisers. As a result, our management team focuses on creating a diverse advertiser base, producing cost-effective, locally focused programming, providing creative advertising solutions for clients, executing targeted marketing campaigns to develop a local audience, offering promotions and product integration in our television shows and implementing strict cost controls. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from advertising agencies on certain local, regional and national advertising and our revenue reflects deductions from gross revenue for commissions to these agencies.

Our primary expenses are employee compensation, including commissions paid to our local and national sales staff, promotion, selling, programming and engineering expenses, general and administrative expenses and interest expense. Our programming expenses for television consist of costs related to the production of original programming content, production of local newscasts and, to a lesser extent, the acquisition of programming content from other sources. Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. We may need to pursue one or more alternative strategies in the future to meet our debt obligations, such as selling assets, refinancing or restructuring our indebtedness or selling equity securities. If Liberman Broadcasting completes its initial public offering, we expect some of the proceeds will be contributed to us for repayment of a portion of our outstanding debt.

We are organized as a Delaware corporation and are a “qualified S subsidiary” under federal and California state tax laws. As such, we are deemed for tax purposes to be part of our parent, an

“S corporation,” and our taxable income is reported by the shareholders of LBI Holdings I, on their respective federal and state income tax returns.

On April 27, 2005, we acquired our national sales representative, Spanish Media Rep Team, or SMRT, for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into Liberman Broadcasting, Inc., or LBI, a California corporation and our wholly owned subsidiary. LBI paid approximately $3.3 million in cash and issued notes totaling $1.8 million to the stockholders of SMRT. The notes were repaid on April 28, 2006. The stockholders of SMRT are the same stockholders of our parent, LBI Holdings I, Inc.

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

Liberman Broadcasting, Inc., a Delaware corporation, has filed a registration statement on Form S-1 (File No. 333-112773) for the initial public offering of its Class A common stock. Liberman Broadcasting filed an amendment to the registration statement on April 28, 2006. Immediately before the anticipated offering, Liberman Broadcasting, Inc. will merge with our parent, LBI Holdings I, Inc., a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate our parent into a Delaware corporation. In this report, “Liberman Broadcasting” refers to LBI Holdings I, Inc. before the merger and Liberman Broadcasting, Inc. after the merger, each on an unconsolidated basis. Notwithstanding the foregoing, we can provide no assurance that the anticipated initial public offering will be consummated in the near future, or at all.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended March 31,
	2005	2006
Net revenues:
Radio	$9,631,748	$9,817,159
Television	10,905,129	12,424,932

Total	$20,536,877	$22,242,091

Total operating expenses before noncash employee compensation (benefit) and depreciation and amortization:
Radio	$4,958,400	$5,110,753
Television	6,864,921	7,854,570

Total	$11,823,321	$12,965,323

Noncash employee compensation (benefit):
Radio	$(294,000)	$275,000
Television	—	—

Total	$(294,000)	$275,000

Depreciation and amortization:
Radio	$580,150	$598,282
Television	907,313	1,033,328

Total	$1,487,463	$1,631,610

Operating income:
Radio	$4,387,198	$3,833,124
Television	3,132,895	3,537,034

Total	$7,520,093	$7,370,158

Adjusted EBITDA (1):
Radio	$4,673,348	$4,706,406
Television	4,040,208	4,570,362

Total	$8,713,556	$9,276,768

Total assets:
Radio	$200,901,166	$199,744,724
Television	165,943,529	166,614,970
Corporate	19,048,379	10,047,657

Total	$385,893,074	$376,407,351

(1)	We define Adjusted EBITDA as net income (loss) plus income tax expense, (loss) gain on sale of property and equipment, net interest expense, depreciation and amortization, impairment of broadcast licenses and noncash employee compensation (benefit). Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain noncash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

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

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended March 31,
	2005	2006
Net cash provided by operating activities	$46,090	$701,004
Add:
Income tax expense	39,356	50,640
Interest expense, net	6,985,390	7,569,714
Less:
Amortization of deferred financing costs	(247,729)	(248,818)
Accretion on senior discount notes	(1,226,109)	(1,364,690)
Provision for doubtful accounts	(195,869)	(207,419)
Changes in operating assets and liabilities:
Accounts receivable	(1,225,087)	(1,423,793)
Program rights	(145,960)	(216,641)
Amounts due from related parties	141,172	86,263
Prepaid expenses and other current assets	(90,727)	138,385
Employee advances	(18,935)	(66,941)
Accounts payable and accrued expenses	1,020,622	477,217
Accrued interest	3,683,467	3,813,190
Program rights payable	(25,252)	—
Other assets and liabilities	(26,873)	(31,343)

Adjusted EBITDA	$8,713,556	$9,276,768

Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Net Revenues. Net revenues increased by $1.7 million, or 8.3%, to $22.2 million for the three months ended March 31, 2006, from $20.5 million for the same period in 2005. This increase was primarily attributable to revenue growth from our television stations in California and Texas as well as our radio stations in Houston. This revenue growth resulted from improved ratings in our television stations due to the popularity of our internally produced programming and the performance of our Houston radio stations. We have also begun to offer advertisers product integration in our television programming, which has resulted in increased revenues from our television advertisers.

Net revenues for our radio segment increased by $0.2 million, or 1.9%, to $9.8 million for the three months ended March 31, 2006, from $9.6 million for the same period in 2005. This increase was attributable to revenue growth in our Houston radio stations. Our percentage increase in revenue growth for our radio segment was partially dampened by our results posted in the first quarter of 2005, when our radio segment net revenues increased by 7.6%.

Net revenues for our television segment increased by $1.5 million, or 13.9%, to $12.4 million for the three months ended March 31, 2006, from $10.9 million for the same period in 2005. This increase was attributable to revenue growth in our California and Texas stations reflecting improved ratings performance and new advertising strategies for our clients.

We currently anticipate net revenue growth for 2006 from both our radio and television segments due to increased advertising time sold and increased advertising rates. Our creative, internally produced programming, focused sales strategy and the expected continued demand for Spanish-language advertising should continue to increase our advertising time sold and advertising rates in 2006 for both segments.

Total operating expenses. Total operating expenses increased by $1.9 million, or 14.3%, to $14.9 million for the three months ended March 31, 2006 from $13.0 million for the same period in 2005. This increase was due to:

(1)	a $0.7 million increase in selling, general and administrative expenses due to (a) higher salaries, commissions and other selling expenses, as a result of net revenue growth in our radio and television segments and (b) moderate increases in other general and administrative expenses associated with our revenue growth,

(2)	a $0.6 million increase in noncash employee compensation. Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting,

(3)	a $0.5 million increase in program, promotional and technical expenses primarily related to additional production of in-house television programs such as El Show de Don Cheto, Estudio 2, and Secretos Houston and partially offset by the savings in costs related to the cancellation of our in-house television programs, Gana La Verde and Segunda Cita, and

(4)	a $0.1 million increase in depreciation and amortization expense, primarily due to increased capital expenditures for our existing properties.

We believe that our total operating expenses, before consideration of any impairment charges, will increase through the end of 2006 due to increased programming costs for our radio and television segments and increased sales commissions and administrative expenses associated with our anticipated net revenue growth. Continued growth in expenses may also occur as a result of the acquisition of radio and television assets that we may complete. We anticipate that the growth rate of our 2006 total operating expenses, excluding noncash employee compensation (benefit) and any impairment charges, will be lower than the growth rate of our 2006 net revenue. This expectation could be negatively impacted by the number and size of additional radio and television assets that we may acquire, if any, and expenses related to our parent being a publicly traded company if the proposed initial public offering of its Class A common stock is completed in 2006.

Total operating expenses for our radio segment increased by $0.8 million, or 14.1%, to $6.0 million for the three months ended March 31, 2006, from $5.2 million for the same period in 2005. This change was primarily the result of a $0.6 million increase in noncash employee compensation.

Total operating expenses for our television segment increased by $1.1 million, or 14.4%, to $8.9 million for the three months ended March 31, 2006, from $7.8 million, for the same period in 2005. This increase was primarily the result of:

(1)	a $0.6 million increase in selling, general and administrative expenses related to (a) higher sales salaries and commissions associated with our growth in net revenue and (b) general expense increases associated with revenue growth,

(2)	a $0.4 million increase in program, promotional and technical expenses, relating to the additional production of in-house programming, and

(3)	a $0.1 million increase in depreciation expense, primarily resulting from increased capital expenditures for our existing properties.

Interest expense, net. Interest expense, net increased by $0.6 million, or 8.4%, to $7.6 million for the three months ended March 31, 2006, from $7.0 million for the corresponding period in 2005. This change is primarily attributable to (i) additional accretion on our Senior Discount Notes and (ii) higher interest rates on borrowings under LBI Media’s prior senior revolving credit facility.

If Liberman Broadcasting’s anticipated initial public offering were to be completed, we plan to use the proceeds contributed to us from our parent to redeem a portion of the outstanding indebtedness under LBI Media’s new senior revolving credit facility. Because we may also borrow additional amounts under LBI Media’s new senior revolving credit facility during 2006, our interest expense may increase in 2006 even if the anticipated initial public offering is completed this year. For instance, if we acquire additional radio or television station assets, we may need to borrow additional amounts under our revolving credit facility, which would result in an increase in our interest expense.

Net income. We recognized net loss of $0.3 million for the three months ended March 31, 2006, as compared to net income of $0.5 million for the same period of 2005, a decrease of $0.8 million. This change was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $0.6 million, or 6.5% to $9.3 million for the three months ended March 31, 2006 from $8.7 million for the same period in 2005. Adjusted EBITDA increased as a result of increased Adjusted EBITDA in our television segment. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment increased approximately $33,000, or 0.7%, to $4.7 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Adjusted EBITDA for our television segment increased by $0.6 million, or 13.1%, to $4.6 million for the three months ended March 31, 2006, from $4.0 million for the same period in 2005. The increase was primarily the result of a higher increase in advertising revenues, particularly from our Los Angeles and Texas stations, than the increase in our operating expenses before income tax expense, net interest expense, noncash employee compensation (benefit) and depreciation and amortization.

Liquidity and Capital Resources

LBI Media’s Senior Credit Facilities. Our primary sources of liquidity are cash provided by operations and available borrowings under our subsidiary’s, LBI Media’s, new $150.0 million senior revolving credit facility. On May 8, 2006, LBI Media refinanced its prior $220.0 million senior revolving credit facility with a new $150.0 million senior revolving credit facility and a new $110.0 million senior term loan facility.

Borrowings under LBI Media’s prior senior revolving credit facility bore interest at a rate based on LIBOR, or a base rate, plus an applicable margin that was dependent upon LBI Media’s leverage ratio (as defined in the prior senior credit agreement). As of March 31, 2006, LBI Media had approximately $117.1 million aggregate principal amount outstanding under the prior senior revolving credit facility.

LBI Media’s prior senior revolving credit facility contained customary restrictive covenants that, among other things, limited its ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the prior senior revolving credit facility, LBI Media had to maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the prior senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the prior senior credit agreement) to fixed charges. As of March 31, 2006, LBI Media was in compliance with the covenants in its prior senior revolving credit facility.

The new senior credit facilities that LBI Media entered into on May 8, 2006 consist of a $150.0 million senior revolving credit facility and $110.0 million senior term loan facility. LBI Media has the option to request its lenders to increase the aggregate amount of the new senior credit facilities by an amount equal to no more than $50.0 million; however, LBI Media’s lenders are not obligated to do so. The increases under the new senior revolving credit facility and the new senior term loan credit facility, taken together, cannot exceed $50.0 million in the aggregate. Under the new senior revolving credit facility, LBI Media has a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to LBI Media under the new senior revolving credit facility. Aggregate letters of credit outstanding at any time may not exceed the lesser of $5.0 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the new senior revolving credit facility. Under the new senior term loan facility, LBI Media must pay 0.25% of the original principal amount of the term loans each quarter, or $275,000, plus 0.25% of any additional principal amount incurred in the future under the senior term loan facility. The new senior credit facilities mature on March 31, 2012.

As of May 15, 2006, LBI Media had approximately $10.0 million aggregate principal amount outstanding under the new senior revolving credit facility and $110.0 million aggregate principal amount of outstanding senior term loans. Borrowings under the new senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the new senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for term loans is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the new senior revolving credit facility or the new senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full.

Under the indentures governing LBI Media’s senior subordinated notes and our senior discount notes, LBI Media is limited in its ability to borrow under the new senior revolving credit facility. LBI Media may borrow up to $150.0 million under the new senior revolving credit facility without having to meet any restrictions under the indentures governing its senior subordinated notes and our senior discount notes (described below), but any amount over $150.0 million that LBI Media may borrow under the new senior revolving credit facility will be subject to our and LBI Media’s compliance with specified leverage ratios (as defined in the indentures governing LBI Media’s senior subordinated notes and our senior discount notes).

LBI Media’s new senior credit facilities contain customary restrictive covenants that, among other things, limit its ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures. Under the new senior revolving credit facility, LBI Media must also maintain a maximum total leverage ratio and a minimum ratio of EBITDA (as defined in the senior credit agreement) to cash interest expense.

If our parent completes its anticipated initial public offering, LBI Media may repay a portion of the outstanding principal amount under its new senior revolving credit facility with the net proceeds contributed to it from our parent.

LBI Media’s Senior Subordinated Notes. In July 2002, LBI Media issued $150.0 million of senior subordinated notes that mature in 2012. Under the terms of its senior subordinated notes, LBI Media pays semi-annual interest payments of approximately $7.6 million each January 15 and July 15. The indenture governing LBI Media’s senior subordinated notes contains certain restrictive covenants that, among other things, limit its ability to incur additional indebtedness and pay dividends. As of March 31, 2006, LBI Media was in compliance with these covenants.

Senior Discount Notes. In October 2003, we issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest will not accrue or be payable on the senior discount notes prior to October 15, 2008 and instead the accreted value of the senior discount notes will increase until such date. Thereafter, cash interest on the senior discount notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that we may make a cash interest election on any interest payment date prior to October 15, 2008. If we make a cash interest election, the principal amount of the senior discount notes at maturity will be reduced to the accreted value of the senior discount notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date we make such election. The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to our parent, Liberman Broadcasting. Our senior discount notes are structurally subordinated to LBI Media’s senior revolving credit facility and senior subordinated notes. If our parent, Liberman Broadcasting, completes its anticipated initial public offering, it may contribute some of the net proceeds from the offering to us to redeem a portion of the accreted value of our senior discount notes at a redemption price of 111.0% of the accreted value to the redemption date.

Empire Burbank Studios’ Mortgage Note. On July 1, 2004, one of our indirect, wholly owned subsidiaries, Empire Burbank Studios, Inc., issued an installment note for approximately $2.6 million. The loan is secured by Empire Burbank Studios’ real property and bears interest at 5.52% per annum. The loan is payable in monthly principal and interest payments of approximately $21,000 through maturity in July 2019.

Summary of Indebtedness. The following table summarizes our various levels of indebtedness at March 31, 2006. The table does not include the debt of our parent, Liberman Broadcasting’s 9% subordinated notes.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc.	$220.0 million Senior secured revolving credit facility(1)	$117.1 million	September 30, 2010	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio

LBI Media, Inc.	Senior subordinated notes	$150.0 million	July 15, 2012	10.125%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million aggregate amount at maturity	October 15, 2013	11%

Empire Burbank Studios, Inc.	Mortgage note	$2.4 million	July 1, 2019	5.52%

(1)	LBI Media’s $220.0 million senior revolving credit facility was refinanced on May 8, 2006. The new credit facilities consist of a $110.0 million senior term loan facility and a $150.0 million senior revolving credit facility, which had $10.0 million outstanding as of May 15, 2006. The new facilities mature on March 31, 2012.

Liberman Broadcasting’s 9% Subordinated Notes. In March 2001, our parent, Liberman Broadcasting, issued $30.0 million principal amount of 9% subordinated notes. The 9% subordinated notes are subordinate in right of payment to LBI Media’s senior credit facilities and senior subordinated notes and are structurally subordinated to our senior discount notes. The 9% subordinated notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default, (iii) a merger, sale or similar transaction involving Liberman Broadcasting or substantially all of the subsidiaries of Liberman Broadcasting, (iv) a sale or other disposition of a majority of Liberman Broadcasting’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of Liberman Broadcasting’s board of directors, and (v) the date on which the warrants issued in connection with Liberman Broadcasting’s 9% subordinated notes are repurchased pursuant to the call options applicable to the warrants. Interest is not payable until maturity. If Liberman Broadcasting completes its anticipated initial public offering, Liberman Broadcasting plans to redeem all of its outstanding 9% subordinated notes at a redemption price of 100.0% with a portion of the net proceeds from the anticipated offering.

In connection with these 9% subordinated notes, Liberman Broadcasting also issued warrants to purchase shares of its common stock. The warrants have a put feature, which would allow the warrant holders at any time on or after the maturity date of the 9% subordinated notes, to require Liberman Broadcasting to repurchase the warrants or common stock issued upon exercise of the warrants at fair market value under certain events, and a call feature, which would allow Liberman Broadcasting to repurchase the warrants at its option under certain events. Certain mergers, combinations or sales of assets of Liberman Broadcasting, however, will not trigger the put right, even though such events would accelerate the obligations under the 9% subordinated notes. If Liberman Broadcasting completes its anticipated initial public offering, the holders of these warrants have executed irrevocable instructions to exercise the warrants for shares of Liberman Broadcasting’s Class A common stock at the closing of the anticipated initial public offering of its Class A common stock. If Liberman Broadcasting completes its anticipated initial public offering, it also intends to enter into an agreement with the holders of the warrants to terminate certain of their rights under the warrant agreement, including the put and call rights.

Cash Flows. Cash and cash equivalents were $0.8 million and $1.8 million at March 31, 2006 and December 31, 2005 respectively.

Net cash flow provided by operating activities was $0.7 million and $46,000 for the three months ended March 31, 2006 and 2005, respectively. The increase in our net cash flow provided by operating activities was primarily the result of an increase in accounts receivable collections and a reduction in program acquisitions partially offset by accounts payable and accrued expenses paid during the first three months of 2006, as compared to the same period in 2005.

Net cash flow used in investing activities was $2.5 million and $1.7 million for the three months ended March 31, 2006 and 2005, respectively. The increase in net cash flow used in investing activities is attributable to the increase in capital expenditures from $1.7 million during the first three months of 2005 to $2.5 million for the first three months of 2006.

Net cash flow provided by financing activities was $0.8 million for the three months ended March 31, 2006 and net cash flow used in financing activities was $1.1 million for the three months ended March 31, 2005. The net cash flow provided by financing activities for the three months ended March 31, 2006 reflects additional borrowings of $5.0 million under LBI Media’s prior senior revolving credit facility in the first three months of 2006 offset by repayments of our long-term debt and bank borrowings.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short and long-term liquidity. At March 31, 2006, such obligations and commitments were LBI Media’s prior senior revolving credit facility, which we refinanced on May 8, 2006, LBI Media’s senior subordinated notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries, our operating leases and contractual commitments related to the construction of four new broadcast towers as follows:

	Total	Payments due by Period from March 31, 2006
Contractual Obligations		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long term debt	$522,021,215	$24,516,751	$48,809,432	$63,564,833	$385,130,199
Operating leases	14,722,650	1,391,729	2,680,903	2,436,473	8,213,545
Purchase obligations	8,337,904	6,390,659	1,947,245	—	—

Total contractual cash obligations	$545,081,769	$32,299,139	$53,437,580	$66,001,306	$393,343,744

The above table includes principal and interest payments under our debt agreements, based on our interest rates as of March 31, 2006, and assumes no additional borrowings on LBI Media’s new senior revolving credit facility until the facility matures in 2012. The above table also reflects the scheduled principal payments required under the new term loan facility and also reflects the maturity date of the new senior credit facilities of March 31, 2012. It does not include the debt of our parent, Liberman Broadcasting’s 9% subordinated notes, and any deferred compensation amounts we may ultimately pay.

Expected Use of Cash Flows. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the addition of digital transmission equipment and other production equipment for our Texas and Los Angeles television stations at an estimated cost of $2.6 million. For our radio segment, our planned uses of liquidity during the next twelve months will include the construction of a new tower site for our Dallas-Fort Worth radio station, KNOR-FM, at an estimated cost of $4.0 million. We are also upgrading several of our radio stations and towers located in the Houston market, which we expect will cost approximately $3.0 million over the next twelve months. We are also scheduled to make payments for deferred compensation under some of our employment agreements over the next twelve months, for which we have accrued $9.2 million in deferred compensation liability as of March 31, 2006. Some of the payments are due in the first half of 2006, which we must pay in cash. More than a majority of the payments are due in the first half of 2007. We may pay those amounts in cash or common stock if our parent completes its initial public offering by December 31, 2006. If our parent does not complete its initial public offering by that time, then we must pay those amounts in cash.

We have used, and expect to continue to use, a significant portion of our capital resources to fund acquisitions. Future acquisitions will be funded from amounts available under our new senior revolving credit facility contributions from our parent, the proceeds of future equity or debt offerings and our internally generated cash flows. However, our ability to pursue future acquisitions may be impaired if Liberman Broadcasting is unable to consummate its anticipated initial public offering. As a result, we may not be able to increase our revenues at the same rate as we have in recent years. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s new senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2005 and 2006. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income (loss) plus income tax expense, (loss) gain on sale of property and equipment, net interest expense, depreciation and amortization, impairment of broadcast licenses and noncash employee compensation (benefit).

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

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•	it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as depreciation and amortization and noncash employee compensation (benefit). The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that, by eliminating the effect of noncash items, Adjusted EBITDA provides a meaningful measure of liquidity.

•	it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of noncash expense items, such as noncash employee compensation (benefit) and depreciation and amortization. By removing the noncash items, it allows our investors to better determine whether we will be able to meet our debt obligations as they become due; and

•	it provides a liquidity measure before the impact of a company’s capital structure by removing net interest expense items.

Our management uses Adjusted EBITDA:

•	as a measure to assist us in planning our acquisition strategy;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of liquidity and cash flow used by management;

•	as a measure for determining our operating budget and our ability to fund working capital; and

•	as a measure for planning and forecasting capital expenditures.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 9.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3% of our outstanding receivables as of March 31, 2006, from 9.3% to 12.3% or $1.4 million to $1.8 million, would result in an increase in net loss of $0.4 million, net of taxes, for the three months ended March 31, 2006.

Intangible assets

We account for our broadcast licenses in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). We believe our broadcast licenses have indefinite useful lives given they are expected to indefinitely contribute to our future cash flows and that they may be continually renewed without substantial cost to us. As such, in accordance with SFAS 142, we review our broadcast licenses for impairment annually on September 30, and more frequently if merited.

In the third quarter of 2005, we completed our annual impairment review of our broadcast licenses, including the engagement of an independent valuation firm to review the fair market value of our licenses. The valuation firm determined the fair value of each broadcast license by assuming that entry into the particular market took place as of the valuation date and considered the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. Based on the data from the valuation firm, projected total advertising revenues to be generated in certain of these markets were adjusted downward due to a general slowdown in broadcast revenues partially explained by greater competition for revenues from non-traditional media. As the fair value of the broadcast license is largely determined based upon projected total advertising revenues for a given market and does not take into consideration our format or management capabilities, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of our broadcast licenses. This decrease in fair value resulted in an impairment write down of approximately $5.2 million for the third quarter of 2005. In the fourth quarter of 2005, we engaged an independent valuation firm to update our impairment analysis. The valuation firm reduced expected advertising revenues in the fourth quarter of 2005 due partially to additional projected weakness in broadcast advertising revenues for certain of the markets in which we operate and to adjust for signal strength changes that were planned at certain stations. These changes resulted in additional impairment charges in the fourth quarter of 2005 of $5.1 million related to our broadcast licenses.

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

Deferred compensation

One of our wholly owned subsidiaries and our parent, Liberman Broadcasting, have entered into employment agreements with certain employees. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” of Liberman Broadcasting over certain base amounts. We are required to pay any of these deferred compensation amounts in cash before Liberman Broadcasting’s common stock becomes publicly traded. We may pay any deferred compensation amounts in cash or common stock of Liberman Broadcasting, at our option after Liberman Broadcasting’s common stock becomes publicly traded. As part of the calculation of this incentive compensation, we use the income and market valuation approaches to determine the “net value” of Liberman Broadcasting. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Based on the “net value” of Liberman Broadcasting as determined in these analyses, and based on the percentage of incentive compensation that has vested (as set forth in the employment agreements), we record noncash employee compensation expense (benefit) (and a corresponding deferred compensation liability). If Liberman Broadcasting’s common stock is publicly traded, the net value will no longer be determined by appraisal and instead will be based on the product of the outstanding shares of common stock on a fully diluted basis and the volume-weighted average price per share of Liberman Broadcasting’s common stock in the five days of trading immediately prior to the date of determination of the net value.

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

If we assumed no change in the “net value” of Liberman Broadcasting from that at March 31, 2006, we would expect to record $0.7 million in non-cash deferred compensation expense during 2006 relating solely to the time vesting portion of the deferred compensation. When and if Liberman Broadcasting consummates its anticipated offering of its common stock, however, we anticipate an immediate change in the “net value” of Liberman Broadcasting.

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

Statement of Financial Accounting Standards No. 123R: The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) and SEC Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) as of January 1, 2006. FAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. The adoption of FAS 123R did not have an impact on the Company’s consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements in this report are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”). You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

•	our dependence on advertising revenues;

•	general economic conditions in the United States;

•	our ability to reduce costs without adversely impacting revenues;

•	changes in the rules and regulations of the Federal Communications Commission (“FCC”);

•	our ability to attract, motivate and retain salespeople and other key personnel;

•	our ability to successfully convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	potential disruption from natural hazards;

•	our ability to protect our intellectual property rights;

•	strong competition in the radio and television broadcasting industries;

•	sufficient cash to meet our debt service obligations; and

•	our ability to obtain regulatory approval for future acquisitions.

The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors noted elsewhere in this report and in our Form 10-K for the year ended December 31, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, changes in interest rates related to borrowings under LBI Media’s senior credit facilities, and changes in the fair value of LBI Media’s senior subordinated notes, our senior discount notes and Liberman Broadcasting’s subordinated notes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We currently do not hedge interest rate exposure and are not exposed to the impact of foreign currency fluctuations.

We were and are exposed to changes in interest rates on LBI Media’s prior and new senior credit facilities. A hypothetical 10% increase in the interest rates applicable to the three months ended March 31, 2006 would have increased interest expense by approximately $0.2 million. Conversely, a hypothetical 10% decrease in the interest rates applicable to the three months ended March 31, 2006 would have decreased interest expense by approximately $0.2 million. At March 31, 2006, we believe that the carrying value of amounts payable under LBI Media’s prior senior revolving credit facility approximated its fair value based upon current yields for debt issues of similar quality and terms.

The fair value of LBI Media’s and our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of LBI Media’s and our fixed rate debt would have decreased by approximately $10.4 million at March 31, 2006. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would have resulted in an increase in market value of approximately $11.1 million at March 31, 2006. Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

Item 4.	Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on the foregoing, our President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Nine former employees of Liberman Broadcasting, Inc., or LBI, a California corporation and our indirect, wholly owned subsidiary, filed suit in Los Angeles Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current LBI employees. The complaint alleges, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under California Business and Professions Code. Plaintiffs seek, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and their attorneys’ fees. LBI has filed its answer to the complaint, generally denying plaintiffs’ claims and allegations. The matter is in its early stages. Plaintiffs have begun their discovery. It is too early to assess whether LBI will ultimately be liable for any damages. We intend to vigorously defend the lawsuit.

From time to time, we are also involved in litigation incidental to the conduct of our business.

Item 1A.	Risk Factors

The following risk factor is in addition to the risk factors previously disclosed in LBI Media Holdings, Inc.’s Form 10-K for the year ended December 31, 2005.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud, which could have a significant impact on our business and reputation.

Beginning with the year ending December 31, 2007, we will be required to evaluate our internal controls over financial reporting in order to allow management to report on, and our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the U.S. Securities and Exchange Commission thereunder, which we refer to as Section 404. Section 404 will require us to, among other things, annually review and disclose our internal controls over financial reporting, and evaluate and disclose changes in our internal controls over financial reporting quarterly. In the course of our evaluation, we may identify areas of our internal controls requiring improvement and may need to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and we expect that this process will divert some of management’s time, particularly as a result of our recently hiring a new Chief Financial Officer. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the U.S. Securities and Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of LBI Media Holdings, Inc., including amendments thereto (1)

3.2	Bylaws of LBI Media Holdings, Inc.(1)

4.1	Indenture dated as of October 10, 2003, by and between LBI Media Holdings, Inc. and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	Employment Agreement, dated April 18, 2006, by and between LBI Media, Inc. and William S. Keenan

10.2	Amended and Restated Credit Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent

10.3	Amended and Restated Term Loan Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto. the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122) filed on October 30, 2003, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ William S. Keenan
William S. Keenan
Chief Financial Officer

Date: May 15, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of LBI Media Holdings, Inc., including amendments thereto (1)

3.2	Bylaws of LBI Media Holdings, Inc.(1)

4.1	Indenture dated as of October 10, 2003, by and between LBI Media Holdings, Inc. and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	Employment Agreement, dated April 18, 2006, by and between LBI Media, Inc. and William S. Keenan

10.2	Amended and Restated Credit Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent

10.3	Amended and Restated Term Loan Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto. the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122) filed on October 30, 2003, as amended.