Form 10-Q
period 2006-09-30
LBI MEDIA HOLDINGS INC
filed 2006-11-15
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 14, 2006, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LBI MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,421	$1,797
Accounts receivable (less allowance for doubtful accounts of $1,526 as of September 30, 2006 and $1,393 as of December 31, 2005)	18,911	15,253
Current portion of program rights, net	695	853
Amounts due from related parties	435	246
Current portion of employee advances	306	358
Prepaid expenses and other current assets	960	1,266

Total current assets	22,728	19,773

Property and equipment, net	74,489	69,131
Program rights, excluding current portion	592	1,055
Notes receivable from related parties	2,704	2,653
Employee advances, excluding current portion	1,173	909
Deferred financing costs, net	6,917	5,812
Broadcast licenses, net	275,692	278,536
Other assets	5,685	416

Total assets	$389,980	$378,285

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$4,011	$4,745
Accrued interest	4,452	7,969
Amounts due to related parties	—	1,800
Current portion of long-term debt	1,230	125
Current portion of deferred compensation	9,248	2,944

Total current liabilities	18,941	17,583
Long-term debt, excluding current portion	328,573	319,189
Deferred compensation, excluding current portion	—	6,064
Deferred state income taxes	944	866
Other liabilities	740	588

Total liabilities	$349,198	$344,290

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares —1,000
Issued and outstanding shares —100	—	—
Additional paid-in capital	15,692	16,865
Retained earnings	25,090	17,130

Total stockholder’s equity	40,782	33,995

Total liabilities and stockholder’s equity	$389,980	$378,285

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$28,885	$25,838	$80,417	$72,780

Operating expenses:
Program and technical, exclusive of noncash employee compensation of $21 and $(87) for the three months ended September 30, 2006 and 2005, respectively, and $6 and $(214) for the nine months ended September 30, 2006 and 2005, respectively, depreciation and amortization, and impairment of broadcast licenses shown below	4,859	4,592	14,298	13,155
Promotional, exclusive of depreciation and amortization and impairment of broadcast licenses shown below	826	518	1,664	1,477
Selling, general and administrative, exclusive of noncash employee compensation of $105 and $(264) for the three months ended September 30, 2006 and 2005, respectively, and $234 and $(630) for the nine months ended September 30, 2006 and 2005, respectively, depreciation and amortization, and impairment of broadcast licenses shown below	8,512	7,828	25,165	22,721
Noncash employee compensation	126	(351)	240	(844)
Depreciation and amortization	1,631	1,538	4,894	4,509
Impairment of broadcast licenses	1,244	5,150	2,844	5,150
Offering costs	—	38	—	285

Total operating expenses	17,198	19,313	49,105	46,453

Operating income	11,687	6,525	31,312	26,327
Interest expense	(7,885)	(7,445)	(23,190)	(21,707)
Interest and other income	32	36	91	102
Gain on sale of investments	—	13	—	13
Loss on sale of property and equipment	—	(3)	—	(3)

Income before provision for income taxes	3,834	(874)	8,213	4,734
Provision for income taxes	78	12	253	27

Net income	$3,756	$(886)	$7,960	$4,705

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net income	$7,960	$4,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,894	4,509
Amortization of deferred financing costs	794	745
Accretion on senior discount notes	4,232	3,802
Noncash employee compensation	240	(844)
Impairment of broadcast licenses	2,844	5,150
Offering costs	—	285
Gain on sale of investments	—	(13)
Loss on sale of property and equipment	—	3
Provision for doubtful accounts	755	726
Changes in operating assets and liabilities:
Accounts receivable	(4,413)	(3,013)
Program rights	622	376
Amounts due from related parties	(240)	438
Prepaid expenses and other current assets	317	371
Employee advances	(212)	(223)
Accounts payable and accrued expenses	(734)	(808)
Accrued interest	(3,517)	(3,665)
Other assets and liabilities	222	210

Net cash provided by operating activities	13,764	12,756

Investing activities
Purchase of property and equipment	(10,253)	(6,408)
Acquisition costs (includes amount deposited in escrow for the acquisition of selected radio station assets)	(5,270)	(9)
Proceeds from sale of property and equipment	—	8
Proceeds from sale of investments	—	47
Acquisition of Spanish Media Rep Team, Inc.	—	(4,076)

Net cash used in investing activities	(15,523)	(10,438)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings	133,005	5,100
Payments of deferred financing costs	(1,898)	(271)
Payments on long-term debt and bank borrowings	(126,751)	(11,038)
Payments of amounts due to related parties	(1,800)	—
Distributions to Parent	(1,173)	—

Net cash provided by (used in) financing activities	1,383	(6,209)

Net decrease in cash and cash equivalents	(376)	(3,891)
Cash and cash equivalents at beginning of period	1,797	5,742

Cash and cash equivalents at end of period	$1,421	$1,851

Supplemental noncash investing activities:
The following sets forth the changes in assets and liabilities resulting from the SMRT acquisition in 2005:
Employee advances		$71
Property and equipment, net		3
Other assets		10
Amounts due to related parties		(1,800)
Distributions to stockholders		5,792

		$4,076

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

LBI Media Holdings, Inc. (“LBI Media Holdings”) was incorporated in Delaware on June 23, 2003, and is a qualified subchapter S subsidiary of LBI Holdings I, Inc. (the “Parent”). Pursuant to an Assignment and Exchange Agreement dated September 29, 2003, between the Parent and LBI Media Holdings, the Parent assigned to LBI Media Holdings, Inc. all of its right, title and interest in 100 shares of common stock of LBI Media, Inc. (“LBI Media”) (constituting all of the outstanding shares of LBI Media) in exchange for 100 shares of common stock of LBI Media Holdings. Thus, upon consummation of the exchange, LBI Media became a wholly owned subsidiary of LBI Media Holdings.

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance of Senior Discount Notes (see Note 4) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends and distributions from its subsidiaries, which are subject to restriction by LBI Media’s 2006 Senior Credit Facilities and the Indenture governing the Senior Subordinated Notes issued by LBI Media (see Note 4). The condensed financial information of LBI Media Holdings on a stand-alone basis is presented in Note 10. As more fully described in the last paragraph under “Scheduled Debt Repayments” in Note 4, pursuant to SEC guidelines, the debt of the Parent is not reflected in the Company’s unaudited condensed consolidated financial statements.

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California and Texas. In addition, the Company owns television studio facilities in California and Texas that are primarily used to produce programming for Company-owned television stations. The Company sells commercial airtime on its radio and television stations to local and national advertisers. In addition, the Company has entered into time brokerage agreements with third parties for four of its radio stations.

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM and KEBN-FM radio stations service the Los Angeles, California market, its KQUE-AM, KJOJ-AM, KSEV-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM, KIOX-FM and KXGJ-FM radio stations service the Houston, Texas market and its KNOR-FM station services the Dallas-Fort Worth, Texas market. In November 2006, the Company acquired certain assets of stations KTCY-FM, KZZA- FM, KZMP-FM, KZMP-AM, and KBOC-FM that service the Dallas-Forth Worth, Texas market (see Note 9).

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

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The condensed consolidated financial statements include the accounts of LBI Media Holdings and its subsidiaries. All significant intercompany amounts and transactions have been eliminated. The accounts of the Parent, including certain indebtedness (see Note 4), are not included in the accompanying unaudited condensed consolidated financial statements.

2.	Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123R Share-Based Payment. The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) and SEC Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) as of January 1, 2006. FAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. The adoption of FAS 123R did not have an impact on the Company’s consolidated financial statements.

FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109). In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective beginning on January 1, 2007, and is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

Statement of Financial Accounting Standards No. 157 Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and therefore does not require new fair value measurements. The application of SFAS 157, however, may change the Company’s fair value methodology. The Company is currently evaluating what effects the adoption of SFAS 157 will have on the Company’s future results of operations and financial condition.

SEC Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. In September 2006, the SEC issued Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors. This interpretation is effective for fiscal years ending on or before November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

3.	Broadcast Licenses

The Company’s broadcast licenses are intangible assets with indefinite lives and are reviewed for impairment during the third quarter of each fiscal year, with additional evaluations performed if potential impairment indicators are noted. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company.

If indicators of impairment are identified and the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded, if necessary. The fair value of the Company’s broadcast licenses is determined by assuming that entry into the particular market took place as of the valuation date and considering the signal coverage of the related stations as well as the projected advertising revenues for the particular market(s) in which each station operates. The following table sets forth the noncash impairment write-downs recorded by the Company:

Three months	Amount (in millions)
September 30, 2005	$5.2
December 31, 2005	5.1
March 31, 2006	—
June 30, 2006	1.6
September 30, 2006	1.2

Accumulated amortization of broadcast licenses totaled approximately $17.7 million at September 30, 2006 and December 31, 2005.

4.	Long-Term Debt

Long-term debt consists of the following (not including the debt of the Parent—see discussion below):

	September 30, 2006	December 31, 2005
	(In thousands)
2004 Revolver	$—	$116,099
2006 Revolver	13,000	—
2006 Term Loan	109,450	—
Senior Subordinated Notes	150,000	150,000
Senior Discount Notes	54,994	50,762
2004 Empire Note	2,359	2,453
	329,803	319,314

Less current portion	(1,230)	(125)

	$328,573	$319,189

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

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

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for loans under the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly and in arrears. The interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full.

As of September 30, 2006, $13.0 million of the 2006 Revolver was outstanding. See Note 9, however, relating to additional amounts borrowed in connection with the Company’s recent acquisition of Dallas-Fort Worth radio stations. LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. Borrowings under the 2006 Senior Credit Facilities bore interest at rates between 6.58% and 6.76%, including the applicable margin, at September 30, 2006.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility. At September 30, 2006, LBI Media was in compliance with all such covenants.

LBI Media’s Senior Subordinated Notes

On July 9, 2002, LBI Media issued $150.0 million of senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at the rate of 10 1/8% per annum, and interest payments are to be made on a semi-annual basis each January 15 and July 15. All of LBI Media’s subsidiaries are wholly owned and provide full and unconditional joint and several guarantees of the Senior Subordinated Notes. The Senior Subordinated Notes may be redeemed by LBI Media at any time on or after July 15, 2007 at redemption prices specified in the indenture governing the Senior Subordinated Notes (the “Indenture”), plus accrued and unpaid interest. The Indenture contains certain restrictive covenants that, among other things, limit LBI Media’s ability to borrow under the 2006 Revolver (and previously, the 2004 Revolver) and pay dividends. LBI Media could borrow up to $150.0 million under the 2006 Revolver without having to meet the restrictions contained in the Indenture, but any amount over $150.0 million would be subject to LBI Media’s compliance with a specified leverage ratio (as defined in the Indenture).

The Indenture contains certain financial and non-financial covenants including restrictions on LBI Media’s ability to pay dividends. At September 30, 2006, LBI Media was in compliance with all such covenants.

Senior Discount Notes

On October 10, 2003, the Company issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008, and instead, the value of the notes will be increased each period until it equals $68.4 million on October 15, 2008; such accretion (approximately $1.3 million and $1.4 million, for the three months ended September 30, 2005 and 2006, respectively, and $3.8 million and $4.2 million for the nine months ended September 30, 2005 and 2006, respectively) is recorded as additional interest expense by the Company. After October 15, 2008, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that the Company may make a cash interest election on any interest payment date prior to October 15, 2008. If the Company makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date the Company makes such election. The Senior Discount Notes may be redeemed by the Company at any time on or after October 15, 2008 at redemption prices specified in the indenture governing the Senior Discount Notes, plus accrued and unpaid interest.

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and pay dividends. As of September 30, 2006, the Company was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to LBI Media’s 2006 Senior Credit Facilities and the Senior Subordinated Notes.

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

Scheduled Debt Repayments

As of September 30, 2006, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

(in thousands)
2006	$307
2007	1,232
2008	1,239
2009	1,247
2010	1,255
Thereafter	324,523

$329,803

The above table does not include interest payments or scheduled repayments relating to debt of the Parent (including redemption of the warrants) and does not include any deferred compensation amounts the Company may ultimately pay. Pursuant to SEC guidelines, debt of the Parent is not reflected in the Company’s financial statements as (a) the Company will not assume the debt of the Parent, either presently or in a planned transaction in the future; (b) the proceeds from the offering of the Senior Discount Notes were not used to retire all or a part of the debt of the Parent; and (c) the Company does not guarantee or pledge its assets as collateral for the debt of the Parent. The Parent is a holding company that has no assets, operations or cash flows other than the investments in its subsidiaries. Accordingly, funding from the Company will be required for the Parent to repay its debt. The Parent’s debt, which is expressly subordinated in right of payment to the 2006 Senior Credit Facilities and the Senior Subordinated Notes, and structurally subordinated to the Senior Discount Notes, is described below.

LBI Holdings I, Inc.’s Parent Subordinated Notes

On March 20, 2001, the Parent entered into an agreement whereby in exchange for $30.0 million, it issued junior subordinated notes (the “Parent Subordinated Notes”) and warrants to the holders of the Parent Subordinated Notes to initially acquire 14.02 shares (approximately 6.55%) of the Parent’s common stock at an initial exercise price of $0.01 per share. Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. The Parent Subordinated Notes initially bear interest at 9% per year and will bear interest at 13% per year beginning September 21, 2009. The Parent Subordinated Notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default (as defined in the agreement), (iii) a merger, sale or similar transaction involving the Parent or substantially all of the subsidiaries of the Parent, (iv) a sale or other disposition of a majority of the Parent’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of the Parent’s board of directors, and (v) the date on which the warrants issued in connection with the Parent Subordinated Notes are repurchased pursuant to the call options applicable to such warrants. Interest is not payable until maturity.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

The Parent Subordinated Notes will be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $0.2 million and $0.3 million during the three months ended September 30, 2005 and 2006, respectively, and $0.7 million and $0.8 million for the nine months ended September 30, 2005 and 2006, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants are stated at fair value each reporting period (approximately $23.3 million at September 30, 2006) with subsequent changes in fair value being recorded as interest expense.

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

The call right occurs if the Parent proposes an acquisition with a valuation of at least $5.0 million in connection with which any proposed financing source reasonably requires, in good faith as a condition of financing and/or permitting the acquisition, an amendment to the maturity date of the notes and a majority of the holders of the Parent Subordinated Notes do not agree to such amendment. The Parent then has the right to purchase the warrants (or stock, if exercised) at fair market value, in connection with its payment in full of the aggregate of principal and interest outstanding under the Parent Subordinated Notes. If either of these put or call rights are exercised, it could require a significant amount of cash from the Company to repurchase the warrants, since the Parent is a holding company that has no operations or assets, other than its investment in the Company and its subsidiaries, and is dependent on the Company and its subsidiaries for cash flow. However, the Company and its subsidiaries have no legal obligation to provide that funding.

Certain mergers, combinations or sales of assets of the Parent, however, will not trigger the put right, even though such events would accelerate the obligations under the Parent Subordinated Notes.

On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation (“Liberman Broadcasting”), filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission for the proposed initial public offering of its Class A common stock (the “Offering”). It amended this filing on July 26, 2006. Immediately before the anticipated Offering, Liberman Broadcasting, Inc. will merge with the Parent, a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate the Parent into a Delaware corporation. If Liberman Broadcasting completes the anticipated Offering, it plans to repay:

•	some or all of the principal amount outstanding under the 2006 Revolver, plus accrued and unpaid interest; and

•	all of the outstanding Parent Subordinated Notes at a redemption price of 100.0%, plus accrued and unpaid interest to the redemption date.

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

As further described in Note 7, on April 27, 2005, Liberman Broadcasting, Inc., a California corporation and a wholly-owned subsidiary of the Company (“LBI”), acquired its national sales representative, Spanish Media Rep Team, (“SMRT”), for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into LBI. LBI paid approximately $3.3 million in cash and issued notes payable totaling $1.8 million to the stockholders of SMRT. The notes payable bore interest at 3.35% and were due and repaid in full on April 28, 2006. The stockholders of SMRT are the same stockholders of the Parent.

6.	Commitments and Contingencies

Deferred Compensation

One of the Company’s wholly owned subsidiaries and the Parent have entered into employment agreements with certain employees. The services required under the employment agreements are rendered to LBI Media, and payment of amounts due under the employment agreements is made by LBI Media. Accordingly, the Company has reflected salary and benefits amounts due under the employment agreements in its financial statements in operating expenses. In addition to annual compensation and other benefits, certain of these agreements provide the employees with the ability to participate in the increase of the “net value” (as defined in the employment agreements) of the Parent over certain base amounts (“Incentive Compensation”) based on a time vesting component and a performance vesting component, as defined. The time vesting component is accounted for over the vesting periods specified in the employment agreements. Performance-based amounts are accounted for at the time it is considered probable that the performance measures will be attained.

The employment agreements contain provisions which allow for limited accelerated vesting in the event of a change in control of the Parent (as defined in the employment agreements). The Parent’s anticipated Offering would not constitute a change in control (as defined in the employment agreements) under such employment agreements. Unless there is a change in control of the Parent, the “net value” (as defined in the employment agreements) of the Parent will be determined as of December 31, 2005, December 31, 2006 or December 31, 2009 (depending upon the particular employment agreement). Any Incentive Compensation amounts due are required to be paid within thirty days after the date the “net value” of the Parent is determined. The deferred compensation amount earned under the employment agreement that determined the “net value” as of December 31, 2005 is currently payable in cash. The Company is discussing alternatives to a cash payment with the employee, including the ability of the employee to convert his accrued amount into the Parent’s common stock in connection with its anticipated initial public offering. The other employment agreements require the Company to pay the deferred compensation amount in cash, unless the Parent’s common stock is publicly traded, at which point the Company may elect to pay all or a portion of the deferred compensation in the form of common stock of the Parent.

At September 30, 2006 and December 31, 2005, the “net value” of the Parent exceeded the base amounts set forth in certain of the respective employment agreements, and the employees had vested in approximately $9.2 million and $9.0 million, respectively, of Incentive Compensation. As a part of the

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

calculation of this Incentive Compensation, the Company used the income and market valuation approaches to estimate the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Each employee negotiated the base amount when entering into his employment agreement. The vested amounts related to Incentive Compensation are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense is shown as noncash employee compensation in the accompanying consolidated statements of operations.

At September 30, 2006, neither the Company nor Parent had funded any portion of the deferred compensation liability.

Litigation

Nine former employees of LBI, one of the Company’s indirect, wholly owned subsidiaries and a California corporation, filed suit in Los Angeles Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current LBI employees. The complaint alleges, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under California Business and Professions Code. Plaintiffs seek, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and their attorneys’ fees. LBI has filed its answer to the complaint, generally denying plaintiffs’ claims and allegations. The matter is in its early stages. Plaintiffs have begun their discovery. It is too early to assess whether LBI will ultimately be liable for any damages. LBI intends to vigorously defend the lawsuit.

From time to time, the Company is also involved in litigation incidental to the conduct of its business.

7.	Related Party Transactions

On April 27, 2005, the Company’s national sales representative, SMRT, merged with and into LBI. LBI paid $3.3 million in cash and issued notes payable totaling $1.8 million, which were due and repaid on April 28, 2006, to the stockholders of the Parent in exchange for the common stock of SMRT (representing a total purchase price of $5.1 million). As the merger constitutes a transaction between entities under common control, it is required to be accounted for at historical cost. The prior periods were not restated to give effect to the consolidation of SMRT since the impact was not significant. SMRT had a net book deficit of approximately $0.7 million at the date of the merger.

The Company was charged approximately $0.2 million and $0.5 million from SMRT during the one month and four month periods ended April 30, 2005, respectively. Such amount, which the Company believes represented market rates, is included in selling expenses in the accompanying condensed consolidated statements of operations.

The Company had approximately $2.7 million due from stockholders of the Parent and from affiliated companies at September 30, 2006 and December 31, 2005. The Company loaned approximately $1.9 million to a stockholder of the Parent in July 2002. These loans bear interest at the applicable federal rate of 2.8% and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company has made advances to certain religious and charitable organizations and individuals totaling approximately $0.4 million and $0.3 million at September 30, 2006 and December 31, 2005, respectively. These loans and advances, plus accrued interest, are included in

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

amounts due from related parties and other assets in the accompanying condensed consolidated balance sheets.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (LDL), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations.

8.	Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments – radio operations and television operations.

Management uses operating income before noncash employee compensation, depreciation and amortization, and impairment of broadcast licenses as its measure of profitability for purposes of assessing performance and allocating resources.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net revenues:
Radio operations	$13,760	$13,667	$37,558	$37,464
Television operations	15,125	12,171	42,859	35,316

Consolidated net revenues	28,885	25,838	80,417	72,780

Operating expenses, excluding noncash employee compensation, depreciation and amortization, and impairment of broadcast licenses:
Radio operations	6,097	5,556	16,860	15,946
Television operations	8,100	7,420	24,267	21,692

Consolidated operating expenses, excluding noncash employee compensation, depreciation and amortization, and impairment of broadcast licenses	14,197	12,976	41,127	37,638

Operating income before noncash employee compensation, depreciation and amortization, and impairment of broadcast licenses:
Radio operations	7,663	8,111	20,698	21,518
Television operations	7,025	4,751	18,592	13,624

Consolidated operating income before noncash employee compensation, depreciation and amortization, and impairment of broadcast licenses	14,688	12,862	39,290	35,142

Noncash employee compensation:
Radio operations	126	(351)	240	(844)

Consolidated noncash employee compensation	126	(351)	240	(844)

Depreciation and amortization expense:
Radio operations	598	580	1,794	1,740
Television operations	1,033	958	3,100	2,769

Consolidated depreciation and amortization expense	1,631	1,538	4,894	4,509

Impairment of broadcast licenses:
Radio operations	1,244	—	2,844	—
Television operations	—	5,150	—	5,150

Consolidated impairment of broadcast licenses	1,244	5,150	2,844	5,150

Operating income (loss):
Radio operations	5,695	7,882	17,420	20,622
Television operations	5,992	(1,357)	13,892	5,705

Consolidated operating income	$11,687	$6,525	$31,312	$26,327

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Reconciliation of operating income before noncash employee compensation, depreciation and amortization, and impairment of broadcast licenses to income before income taxes:
Operating income before noncash employee compensation, depreciation and amortization, and impairment of broadcast licenses	$14,688	$12,862	$39,290	$35,142
Depreciation and amortization	(1,631)	(1,538)	(4,894)	(4,509)
Impairment of broadcast licenses	(1,244)	(5,150)	(2,844)	(5,150)
Noncash employee compensation	(126)	351	(240)	844
Interest expense	(7,884)	(7,445)	(23,188)	(21,707)
Interest and other income	32	36	91	102
Gain on sale of investments	—	13	—	13
Gain on sale of property and equipment	—	(3)	—	(3)

Income before income taxes	$3,834	$(874)	$8,214	$4,732

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

9.	LBI Media Holdings, Inc. (Parent Company Only)

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

Condensed Balance Sheet Information:

(In thousands, except share and per share data)

	September 30, 2006	December 31, 2005
Assets
Deferred financing costs	$1,388	$1,536
Investment in subsidiaries	94,375	83,208
Other assets	13	13

Total assets	$95,776	$84,757

Liabilities and stockholder’s equity
Long term debt	$54,994	$50,762
Stockholder’s equity:
Common stock, $0.01 par value; Authorized shares—1,000 Issued and outstanding shares—100	—	—
Additional paid-in capital	15,692	16,865
Retained earnings	25,090	17,130
Accumulated other comprehensive income	—	—

Total stockholder’s equity	40,782	33,995

Total liabilities and stockholder’s equity	$95,776	$84,757

Condensed Statement of Operations Information:

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income:
Equity earnings of subsidiaries	$5,246	$457	$12,344	$8,658
Expenses:
Interest expense	(1,490)	(1,343)	(4,383)	(3,952)

Income before taxes	3,756	(886)	7,961	4,705
Income tax expense	—	—	1	—

Net income (loss)	$3,756	$(886)	$7,960	$4,705

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Flows Information:

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows provided by operating activities:
Net income (loss)	$7,960	$4,705
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(12,344)	(8,657)
Amortization of deferred financing costs	148	148
Accretion on senior discount notes	4,232	3,802
Change in operating assets and liabilities, prepaid expenses, and other current assets	1	(8)
Other assets	—	10
Distributions from subsidiaries	1,176	—

Net cash provided by operating activities	1,173	—

Cash flows used in financing activities:
Distributions to Parent	(1,173)	—

Net cash used in financing activities	(1,173)	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

10.	Subsequent Events

On November 2, 2006, two of the Company’s indirect wholly owned subsidiaries, Liberman Broadcasting of Dallas, Inc. and Liberman Broadcasting of Dallas License Corp., consummated the acquisition of selected assets of KTCY (FM) (101.7 FM, licensed to Azle, TX), KZZA (FM) (106.7 FM, licensed to Muenster, TX), KZMP (FM) (104.9 FM, licensed to Pilot Point, TX), KZMP (AM) (1540 AM, licensed to University Park, TX), and KBOC (FM) (98.3 FM, licensed to Bridgeport, TX) that were owned and operated by Entravision Communications Corporation and certain of its subsidiaries pursuant to an asset purchase agreement dated as of August 2, 2006, as amended on November 2, 2006. Also in November 2006, the Company purchased a building in Dallas, Texas for $3.2 million to accommodate its growth in stations owned in the Dallas-Fort Worth market.

The total purchase price of the selected radio station assets was approximately $92.5 million and paid for in cash. LBI Media borrowed $87.5 million under LBI Media’s 2006 Revolver to pay for a portion of the purchase price. Of the total purchase price, $4.75 million was deposited in escrow and is included in other assets in the accompanying condensed consolidated balance sheet as of September 30, 2006.

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

Overview

We own and operate radio and television stations in Los Angeles, California, Houston, Texas and Dallas, Texas and a television station in San Diego, California. Our radio stations consist of four FM and two AM stations serving Los Angeles, California and its surrounding areas, five FM and four AM stations serving Houston, Texas and its surrounding areas, and five FM and one AM stations serving Dallas-Fort Worth, Texas and its surrounding areas. Our four television stations consist of three full-power stations serving Los Angeles, California, Houston, Texas and Dallas-Fort Worth, Texas and a low-power station serving San Diego, California. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we use to produce our programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth that allow us to produce local programming in those markets as well.

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

Our primary expenses are employee compensation, including commissions paid to our local and national sales staff, promotion, selling, programming and engineering expenses, general and administrative expenses and interest expense. Our programming expenses for television consist of costs related to the production of original programming content, production of local newscasts and, to a lesser extent, the acquisition of programming content from other sources. Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. We may need to pursue one or more alternative strategies in the future to meet our debt obligations, such as selling assets, refinancing or restructuring our indebtedness or selling equity securities. If Liberman Broadcasting completes its anticipated initial public offering, we expect some of the proceeds will be contributed to us for repayment of a portion of our outstanding debt.

We are organized as a Delaware corporation and are a “qualified S subsidiary” under federal and California state tax laws. As such, we are deemed for tax purposes to be part of our parent, an

“S corporation,” and our taxable income is reported by the shareholders of LBI Holdings I, Inc. on their respective federal and state income tax returns.

On April 27, 2005, we acquired our national sales representative, Spanish Media Rep Team, or SMRT, for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into Liberman Broadcasting, Inc., or LBI, a California corporation and our indirect, wholly owned subsidiary. LBI paid approximately $3.3 million in cash and issued notes totaling $1.8 million to the stockholders of SMRT. The notes were due and repaid on April 28, 2006. The stockholders of SMRT are the same shareholders of our parent, LBI Holdings I, Inc.

On November 2, 2006, two of our indirect wholly owned subsidiaries, Liberman Broadcasting of Dallas, Inc. and Liberman Broadcasting of Dallas License Corp., consummated the acquisition of selected assets of five radio stations owned and operated by Entravision Communications Corporation, or Entravision, and certain subsidiaries of Entravision pursuant to an asset purchase agreement dated as of August 2, 2006, as amended on November 2, 2006. Also in November 2006, we purchased a building in Dallas, Texas to accommodate our growth in stations owned in the Dallas-Fort Worth market.

The total purchase price of the selected radio station assets was approximately $92.5 million and was paid for in cash primarily through borrowings under LBI Media, Inc.’s senior revolving credit facility. The assets that were acquired include, among other things, (i) licenses and permits authorized by the Federal Communications Commission for or in connection with the operation of each of the radio stations, (ii) tower and transmitter facilities, and (iii) broadcast and other studio equipment used to operate the following five stations: KTCY (FM) (101.7 FM, licensed to Azle, TX), KZZA (FM) (106.7 FM, licensed to Muenster, TX), KZMP (FM) (104.9 FM, licensed to Pilot Point, TX), KZMP (AM) (1540 AM, licensed to University Park, TX), and KBOC (FM) (98.3 FM, licensed to Bridgeport, TX). The programming of KZMP (AM) is provided by, and we anticipate it will continue to be provided by, a third-party broker.

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

Liberman Broadcasting, Inc., a Delaware corporation, has filed a registration statement on Form S-1 (File No. 333–112773) for the initial public offering of its Class A common stock. Liberman Broadcasting filed an amendment to the registration statement on July 26, 2006. Immediately before the anticipated offering, Liberman Broadcasting, Inc. will merge with our parent, LBI Holdings I, Inc., a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate our parent into a Delaware corporation. In this report, “Liberman Broadcasting” refers to LBI Holdings I, Inc. before the merger and Liberman Broadcasting, Inc. after the merger, each on an unconsolidated basis. Notwithstanding the foregoing, we can provide no assurance that the anticipated initial public offering will be consummated in the near future, or at all.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(Dollars in thousands)
Net revenues:
Radio	$13,760	$13,667	0.7%	$37,558	$37,464	0.3%
Television	15,125	12,171	24.3%	42,859	35,316	21.4%

Total	$28,885	$25,838	11.8%	$80,417	$72,780	10.5%

Total operating expenses before noncash employee compensation, depreciation and amortization, and impairment of broadcast licenses:
Radio	$6,097	$5,556	9.8%	$16,860	$15,946	5.7%
Television	8,100	7,420	9.1%	24,267	21,692	11.9%

Total	$14,197	$12,976	9.4%	$41,127	$37,638	9.3%

Noncash employee compensation:
Radio	$126	$(351)	—	$240	$(844)	—

Total	$126	$(351)	—	$240	$(844)	—

Depreciation and amortization:
Radio	$598	$580	3.1%	$1,794	$1,740	3.1%
Television	1,033	958	7.9%	3,100	2,769	12.4%

Total	$1,631	$1,538	6.1%	$4,894	$4,509	8.6%

Impairment of broadcast licenses:
Radio	$1,244	$—	—	$1,244	$—
Television	—	5,150	—	1,600	5,150	(68.9)%

Total	$1,244	$5,150	(75.8)%	$2,844	$5,150	(44.8)%

Total operating expenses:
Radio	$8,065	$5,784	39.4%	$20,138	$16,842	19.6%
Television	9,134	13,529	(32.5)%	28,967	29,611	(2.2)%

Total	$17,199	$19,313	(10.9)%	$49,105	$46,453	5.7%

Operating income (loss):
Radio	$5,695	$7,882	(27.8)%	$17,420	$20,622	(15.5)%
Television	5,992	(1,357)	—	13,892	5,705	143.5%

Total	$11,687	$6,525	79.7%	$31,312	$26,327	18.9%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Adjusted EBITDA:
Radio	$7,663	$8,111	(5.5)%	$20,698	$21,518	(3.8)%
Television	7,025	4,751	47.9%	18,592	13,624	36.5%

Total	$14,688	$12,862	14.2%	$39,290	$35,142	11.8%

We define Adjusted EBITDA as net income (loss) plus cumulative effect of accounting changes, income tax expense (benefit), gain (loss) on sale of property and equipment, gain on sale of investments, net interest expense, impairment of broadcast licenses, depreciation and amortization, and noncash employee compensation. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain noncash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net cash provided by operating activities	$4,970	$2,559	$13,764	$12,756
Add:
Income tax expense	78	12	252	27
Interest expense, net	7,850	7,409	23,095	21,605
Less:
Amortization of deferred financing costs	(297)	(249)	(793)	(745)
Offering costs	(1,440)	(38)		(285)
Accretion on senior discount notes		(1,294)	(4,232)	(3,801)
Provision for doubtful accounts	(273)	(281)	(756)	(726)
Changes in operating assets and liabilities:
Accounts receivable	1,160	1,131	4,413	3,013
Program rights	(198)	(223)	(622)	(376)
Amounts due from related parties	102	201	240	(438)
Prepaid expenses and other current assets	(261)	(54)	(316)	(372)
Employee advances	(115)	230	212	224

Accounts payable and accrued expenses	(429)	(389)	734	808
Accrued interest	3,699	3,816	3,517	3,665
Other assets and liabilities	(157)	32	(218)	(210)

Adjusted EBITDA	$14,688	$12,862	$39,290	$35,142

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Net Revenues. Net revenues increased by $3.1 million, or 11.8%, to $28.9 million for the three months ended September 30, 2006, from $25.8 million for the same period in 2005. This increase was due to revenue growth from our television stations in California and Texas and our Texas radio stations, offset slightly by the performance of our Los Angeles radio stations.

Net revenues for our radio segment increased by $0.1 million, or 0.7%, to $13.8 million for the three months ended September 30, 2006, from $13.7 million for the same period in 2005. This slight increase was primarily attributable to increased revenues from our Texas radio stations offset by revenues at our Los Angeles stations, which faced a difficult comparison to 2005 when our radio revenues were up 12.9%.

Net revenues for our television segment increased by $2.9 million, or 24.3%, to $15.1 million for the three months ended September 30, 2006, from $12.2 million for the same period in 2005. This increase was attributable to higher local and national advertising revenues in our California and Texas markets during the third quarter of 2006, as compared to 2005. We believe television revenues have benefited from a wider acceptance by viewers and by our advertisers of our internally produced original programming line-up.

We currently anticipate net revenue growth for the remainder of 2006 from both our radio and television segments due to increased advertising time sold and increased advertising rates. Our innovative programming, focused sales strategy, and the expected continued demand for Spanish-language advertising should continue to increase our advertising time sold and advertising rates in 2006 for both of our operating segments.

Total operating expenses. Total operating expenses decreased by $2.1 million, or 10.9%, to $17.2 million for the three months ended September 30, 2006 from $19.3 million for the same period in 2005. This decrease was due to:

(1)	a $0.3 million increase in programming expenses primarily related to additional production of in-house television programs and higher music license fees;

(2)	a $0.3 million increase in outside promotional expenses due to the timing of certain events;

(3)	a $0.7 million increase in selling, general and administrative expenses due to higher salaries, commissions and other selling expenses in our radio and television stations in Texas and California which relate to our increased revenues;

(4)	a $0.5 million increase in noncash employee compensation. Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting;

(5)	a $0.1 million increase in depreciation and amortization expense, primarily due to increased capital expenditures for our existing properties;

(6)	a $3.9 million decrease in impairment charges related to broadcast licenses; and

(7)	a $0.1 million decrease in costs associated with our anticipated initial public offering.

We believe that our total operating expenses, before consideration of any impairment charges, will increase through the end of 2006 due to increased programming costs for our television segments and increased sales commissions and administrative expenses associated with our anticipated net revenue growth. Continued growth in expenses may also occur as a result of the acquisition of radio and television assets that we may complete. We anticipate that the growth rate of our 2006 total operating expenses, excluding noncash employee compensation, depreciation and amortization, and any impairment charges, will be lower than the growth rate of our 2006 net revenue. This expectation could be negatively impacted by the number and size of additional radio and television assets that we may acquire, including the impact of the recent acquisition of the selected assets of five radio stations in the Dallas-Fort Worth market from Entravision Communications Corporation, and expenses related to our parent becoming a publicly traded company if the proposed initial public offering of its Class A common stock is completed in 2006.

Total operating expenses for our radio segment increased by $2.3 million, or 39.4%, to $8.1 million for the three months ended September 30, 2006, from $5.8 million for the same period in 2005. This change was the result of:

(1)	a $0.2 million increase in programming expenses primarily associated with increases in music license fees;

(2)	a $0.2 million increase in promotional expenditures due to the timing of certain events;

(3)	a $0.2 million increase in selling, general and administrative expenses due to higher salaries and legal expenses;

(4)	a $0.5 million increase in noncash employee compensation; and

(5)	a $1.2 million increase in charges for impairment of broadcast licenses.

Total operating expenses for our television segment decreased by $4.4 million, or 32.5%, to $9.1 million for the three months ended September 30, 2006, from $13.5 million, for the same period in 2005. This decrease was primarily the result of:

(1)	a $0.1 million increase in programming expenses related to (a) the additional production of in-house programming, and (b) higher music license fees;

(2)	a $0.1 million increase in outside promotional expenses due to the timing of certain events;

(3)	a $0.5 million increase in selling, general and administrative expenses related to higher sales salaries, commissions and selling expenses; and

(4)	a $5.1 million decrease in impairment charges related to broadcast licenses.

Interest expense, net. Interest expense increased by $0.4 million, or 5.9%, to $7.9 million for the three months ended September 30, 2006, from $7.4 million for the corresponding period in 2005. This change is primarily attributable to (i) additional accretion on our senior discount notes issued in October 2003 and (ii) slightly higher interest rates on borrowings under LBI Media’s senior credit facilities.

We incurred additional debt under LBI Media’s senior revolving credit facility subsequent to September 30, 2006 to complete the purchase of the assets of five Dallas radio stations from Entravision Communications Corporation. As a result we expect our interest expense to increase in the fourth quarter of 2006.

Net income. We recognized net income of $3.8 million for the three months ended September 30, 2006, as compared to a net loss of $0.9 million for the same period of 2005, an increase of $4.6 million. This change was attributable to lower charges related to the impairment of our broadcast licenses for the three months ended September 30, 2006 from the same period of 2005, offset by an increase in higher programming, selling and general and administrative expenses.

Adjusted EBITDA. Adjusted EBITDA increased by $1.8 million, or 14.2%, to $14.7 million for the three months ended September 30, 2006 as compared to $12.9 million for the same period in 2005. The increase was primarily attributable to the net revenue growth in our television segment, offset by increases in total operating expenses before noncash employee compensation, depreciation and amortization, and offering costs. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment decreased by $0.5 million, or 5.5%, to $7.6 million for the three months ended September 30, 2006 from $8.1 million for the same period in 2005. The slight decrease was primarily the result of the factors noted above.

Adjusted EBITDA for our television segment increased by $2.3 million, or 47.9%, to $7.0 million for the three months ended September 30, 2006, from $4.7 million for the same period in 2005. The increase was primarily attributable to the higher revenues from all of our television stations, offset by an increase in operating expenses before noncash employee compensation, depreciation and amortization, and offering costs.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Net Revenues. Net revenues increased by $7.6 million, or 10.5%, to $80.4 million for the nine months ended September 30, 2006, from $72.8 million for the same period in 2005. The increase was primarily attributable to increased advertising revenue from our California and Texas television stations with a slight increase in our radio segment net revenues.

Net revenues for our radio segment were up $0.1 million or 0.3% to $37.5 million for the nine months ended September 30, 2006, in comparison to $37.4 million for the nine months ended September 30, 2005. Increases in revenue at our Houston radio stations and our newly Spanish formatted Dallas radio station were offset by a slight decrease in revenues at our Los Angeles radio stations, which was due in large part to a difficult comparison to 2005 when our radio revenues were up 14.2%.

Net revenues for our television segment increased by $7.5 million, or 21.4%, to $42.8 million for the nine months ended September 30, 2006, from $35.3 million for the same period in 2005. This increase was attributable to increased advertising revenue in our California and Texas markets. We believe television revenues have increased as a result of wider acceptance by viewers and by advertisers of our innovative programming strategy.

Total operating expenses. Total operating expenses increased by $2.7 million, or 5.7%, to $49.1 million for the nine months ended September 30, 2006 from $46.4 million for the same period in 2005. This increase was due to:

(1)	a $1.1 million increase in programming expenses primarily related to (a) additional production of in-house television programs and (b) higher music license fees;

(2)	a $0.2 million increase in outside promotional expenses due to the timing of certain events;

(3)	a $2.4 million increase in selling, general and administrative expenses due to higher salaries, commissions and other selling expenses, attributable to growth in net revenues;

(4)	a $1.1 million increase in noncash employee compensation;

(5)	a $0.4 million increase in depreciation and amortization expense, primarily due to increased capital expenditures for our existing properties;

(6)	a $2.3 million decrease in impairment charges related to broadcast licenses; and

(7)	a $0.2 million decrease in costs associated with our anticipated initial public offering.

Total operating expenses for our radio segment increased by $3.3 million, or 19.5%, to $20.1 million for the nine months ended September 30, 2006, from $16.8 million for the same period in 2005. This change was the result of:

(1)	a $0.4 million increase in programming expenses;

(2)	a $0.2 million increase in outside promotional expenses due to the timing of certain events;

(3)	a $0.4 million increase in selling, general and administrative expenses, due to higher salaries and legal expenses;

(4)	a $1.1 million increase in noncash employee compensation;

(5)	a $0.3 million increase in depreciation and amortization related to increased capital put into service;

(6)	a $1.2 million increase in charges to impairment of broadcast licenses; and

(7)	a $0.1 million decrease of costs associated with our anticipated initial public offering.

Total operating expenses for our television segment decreased by $0.6 million, or 2.2%, to $29.0 million for the nine months ended September 30, 2006, from $29.6 million, for the same period in 2005. This decrease was primarily the result of:

(1)	a $0.7 million increase in programming expenses related to (a) the additional production of in-house programming, (b) the incremental costs associated with our newly acquired television station in the Dallas-Fort Worth market, and (c) higher music license fees;

(2)	a $2.1 million increase in selling, general and administrative expenses related to (a) higher sales salaries and commissions;

(3)	a $0.3 million increase in depreciation and amortization due primarily to increased capital expenditures for existing properties;

(4)	a $3.6 million decrease in impairment charge related to broadcast licenses; and

(5)	a $0.1 million decrease in costs associated with our anticipated initial public offering.

Interest expense, net. Interest expense increased by $1.4 million, or 6.8%, to $23.2 million for the nine months ended September 30, 2006, from $21.7 million for the corresponding period in 2005. This change is primarily attributable to (i) additional accretion on our senior discount notes issued in October 2003 and (ii) slightly higher interest rates on borrowings under LBI Media’s senior credit facilities.

Net income. We recognized net income of $8.0 million for the nine months ended September 30, 2006, as compared to $4.7 million for the same period of 2005, an increase of $3.3 million. This change was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $4.2 million, or 11.8%, to $39.3 million for the nine months ended September 30, 2006 from $35.1 million for the same period in 2005. The increase was primarily attributable to the net revenue growth in our television segment, offset by an overall increase in operating expenses before noncash employee compensation, depreciation and amortization, and offering costs. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment decreased by $0.8 million, or 3.8%, to $20.7 million for the nine months ended September 30, 2006 from $21.5 million for the same period in 2005. The decrease was primarily the result of lower local and national advertising revenue during the first half of 2006, offset by increases in expenses as noted above.

Adjusted EBITDA for our television segment increased by $5.0 million, or 36.5%, to $18.6 million for the nine months ended September 30, 2006, from $13.6 million for the same period in 2005. The increase was primarily the result of higher revenues from our California and Texas markets, offset by an overall increase in operating expenses.

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

As of September 30, 2006, LBI Media had $13.0 million aggregate principal amount outstanding under the senior revolving credit facility and $109.5 million aggregate principal amount of outstanding senior term loans. Since September 30, 2006, we have borrowed an additional $87.5 million to purchase the selected assets of the five radio stations in the Dallas-Fort Worth market and a building in Dallas, Texas. Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for term loans is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage.

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

If our parent completes its anticipated initial public offering, LBI Media may repay some or all of the outstanding principal amount under its senior revolving credit facility with the net proceeds contributed to it from our parent.

LBI Media’s Senior Subordinated Notes. In July 2002, LBI Media issued $150.0 million of senior subordinated notes that mature in 2012. Under the terms of its senior subordinated notes, LBI Media pays semi-annual interest payments of approximately $7.6 million each January 15 and July 15. We may redeem the senior subordinated notes at any time on or after July 15, 2007 at redemption prices specified in the indenture governing LBI Media’s senior subordinated notes, plus accrued and unpaid interest. The indenture governing LBI Media’s senior subordinated notes contains certain restrictive covenants that, among other things, limit its ability to incur additional indebtedness and pay dividends. As of September 30, 2006, LBI Media was in compliance with these covenants.

Senior Discount Notes. In October 2003, we issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest will not accrue or be payable on the senior discount notes prior to October 15, 2008 and instead the accreted value of the senior discount notes will increase until such date. Thereafter, cash interest on the senior discount notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that we may make a cash interest election on any interest payment date prior to October 15, 2008. If we make a cash interest election, the principal amount of the senior discount notes at maturity will be reduced to the accreted value of the senior discount notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date we make such election. We may redeem the senior discount notes at any time on or after October 15, 2008 at redemption prices specified in the indenture governing our senior discount notes, plus accrued and unpaid interest.

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

Summary of Indebtedness. The following table summarizes our various levels of indebtedness at September 30, 2006. The table does not include the debt of our parent, Liberman Broadcasting’s 9% subordinated notes.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc.	$150.0 million Senior secured revolving credit facility	$13.0 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio

LBI Media, Inc.	$110.0 million Senior term loan credit facility	$109.5 million	March 31, 2012	LIBOR plus 1.50% per annum, or base rate plus 0.50% per annum

LBI Media, Inc.	Senior subordinated notes	$150.0 million	July 15, 2012	10.125%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million aggregate amount at maturity	October 15, 2013	11%

Empire Burbank Studios, Inc.	Mortgage note	$2.4 million	July 1, 2019	5.52%

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

Cash Flows. Cash and cash equivalents were $1.4 million and $1.8 million at September 30, 2006 and December 31, 2005 respectively.

Net cash flow provided by operating activities was $13.8 million and $12.8 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. The increase in our net cash flow provided by operating activities was primarily the result of higher net income, offset by increases in accounts receivable.

Net cash flow used in investing activities was $15.5 million and $10.4 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. Capital expenditures were $10.3 million for the nine months ended September 30, 2006 compared to $6.4 million in the same period in 2005. The increase in capital expenditures in the first nine months of 2006 was associated with the construction of the new tower site for our Texas radio stations, as well as television-related equipment at our Los Angeles and Texas television stations. Also, in connection with the purchase of the selected assets of the Dallas radio stations from Entravision Communications Corporation described earlier, we deposited $4.75 million of the total purchase price into escrow. The net cash used in investing activities in the first nine months of 2005 includes $4.1 million attributable to the acquisition of SMRT.

Net cash flow provided by financing activities was $1.4 million for the nine months ended September 30, 2006 and net cash flow used in financing activities was $6.2 million for the nine months ended September 30, 2005. The net cash flow provided by financing activities for the nine months ended September 30, 2006 reflects additional borrowings of $13.0 million under LBI Media’s prior and current senior revolving credit facility in the first nine months of 2006 offset by repayment of our long-term debt and bank borrowings and payments of amounts due to related parties.

Expected Use of Cash Flows. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, selling, general and administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the addition of production equipment for our Texas and Los Angeles television stations at an estimated cost of $5.6 million. For our radio segment, our planned uses of liquidity will include upgrading several of our radio stations and towers located in the Houston market, which we expect will cost approximately $7.1 million over the next twelve months. In connection with the purchase of the new radio stations from Entravision Communications Corporation, we also purchased a building in Dallas, Texas to accommodate our growth in stations owned and operated in the Dallas-Fort Worth market. We also estimate we will spend approximately $5.1 million upgrading the recently purchased Dallas radio stations. We are also scheduled to make payments for deferred compensation under some of our employment agreements over the next twelve months, for which we have accrued $9.2 million in deferred compensation liability as of September 30, 2006. A part of this amount is currently payable in cash. We are discussing alternatives to a cash payment, including allowing the employee to convert his accrued amount into Liberman Broadcasting’s common stock in connection with its anticipated initial public offering. The remainder of the payments due over the next twelve months are payable in the first half of 2007. If Liberman Broadcasting completes its anticipated initial public offering by the time these payments are due, we may pay these amounts in cash or Liberman Broadcasting’s common stock, at our option.

We have used, and expect to continue to use, a significant portion of our capital resources to fund acquisitions. Future acquisitions will be funded from amounts available under LBI Media’s senior revolving credit facility, contributions from our parent, the proceeds of future equity or debt offerings and our internally generated cash flows. However, our ability to pursue future acquisitions may be impaired if Liberman Broadcasting is unable to consummate its anticipated initial public offering or obtain funding from other capital sources. As a result, we may not be able to increase our revenues at the same rate as we have in recent years. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months.

Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2005 and 2006. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income (loss) plus cumulative effect of accounting change, income tax expense (benefit), gain (loss) on sale of property and equipment, gain on sale of investment, net interest expense, depreciation and amortization, impairment of broadcast licenses, and noncash employee compensation.

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

The Securities and Exchange Commission, or SEC, has adopted rules regulating the use of non-GAAP financial measures, such as Adjusted EBITDA, in filings with the SEC and in disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP. We have included a presentation of net cash provided by operating activities and a reconciliation to Adjusted EBITDA on a consolidated basis under “—Results of Operations”.

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

Acquisitions of radio and television station assets

Our radio and television station acquisitions have consisted primarily of Federal Communications Commission, or FCC, licenses to broadcast in a particular market (broadcast licenses). We generally acquire the existing format and change it upon acquisition. As a result, a substantial portion of the purchase price for the assets of a radio or television station is allocated to its broadcast license. The allocations assigned to acquired broadcast licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 9.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3.0% of our outstanding receivables as of September 30, 2006, from 8.1% to 11.1% or $1.5 million to $2.1 million, would result in a decrease in net income of $0.6 million, net of taxes, for the three and nine months ended September 30, 2006.

Intangible assets

We account for our broadcast licenses in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). We believe our broadcast licenses have indefinite useful lives given they are expected to indefinitely contribute to our future cash flows and that they may be continually renewed without substantial cost to us. As such, in accordance with SFAS 142, we review our broadcast licenses for impairment annually during the third quarter of each fiscal year, with additional evaluations performed if potential impairment indicators are noted.

We completed our annual impairment review of our broadcast licenses in the third quarters of 2005 and 2006, and conducted additional reviews of the fair value of some of our broadcast licenses in the fourth quarter of 2005 and the second quarter of 2006. For purposes of our impairment testing, the unit of accounting is each individual FCC license or, in situations where there are multiple stations in a particular market that broadcast the same programming (that is, simulcast), it is the cluster of stations broadcasting the programming. We determined the fair value of each of our broadcast licenses by assuming that entry into the particular market took place as of the valuation date and considered the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. We adjusted the projected total advertising revenues to be generated in certain of these markets downward due to a general slowdown in broadcast revenues in those markets, which was partially explained by greater competition for revenues from non-traditional media. We determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market and did not take into consideration our format or management capabilities. As a result, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of our broadcast licenses. Our revenues are generated predominantly from local and regional advertisers and we believe the decrease in advertising in those markets will come primarily from national advertisers to general market (non-Hispanic) radio and television stations. The decrease in fair value of our broadcast licenses, however, resulted in impairment write downs of approximately $5.2 million and $5.1 million for the third and fourth quarters of 2005, respectively, and $1.6 million and $1.2 million for the second and third quarters of 2006, respectively.

In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future revenue estimates based on projected ratings increases, planned timing of signal strength upgrades, planned timing of promotional events, customer commitments and available advertising time. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about cash flows after conversion reflect estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If the expected cash flows are not realized, impairment losses may be recorded in the future. If we experienced a 10% decrease in the fair value of each of our broadcast licenses from that determined at September 30, 2006 (the most recent date a fair value determination was performed for each broadcast license), we would require an additional impairment write-down of approximately $2.2 million.

Deferred compensation

One of our wholly owned subsidiaries and our parent, Liberman Broadcasting, have entered into employment agreements with certain employees. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” of Liberman Broadcasting over certain base amounts. The deferred compensation amount earned under one of the employment agreement is currently payable in cash. The other agreements require us to pay the deferred compensation amounts in cash until Liberman Broadcasting’s common stock becomes publicly traded, at which time we may pay these amounts in cash or Liberman Broadcasting’s common stock, at our option. As part of the calculation of this incentive compensation, we use the income and market valuation approaches to determine the “net value” of Liberman Broadcasting. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Based on the “net value” of Liberman Broadcasting as determined in these analyses, and based on the percentage of incentive compensation that has vested (as set forth in the employment agreements), we record noncash employee compensation expense or benefit (and a corresponding credit or charge to deferred compensation liability). If Liberman Broadcasting’s common stock is publicly traded, the net value will no longer be determined by appraisal and instead will be based on the product of the outstanding shares of common stock on a fully diluted basis and the volume-weighted average price per share of Liberman Broadcasting’s common stock in the five days of trading immediately prior to the date of determination of the net value.

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

If we assumed no change in the “net value” of Liberman Broadcasting from that at September 30, 2006, we would expect to record $0.2 million in noncash deferred compensation expense during 2006 relating solely to the time vesting portion of the deferred compensation. When and if Liberman Broadcasting consummates its anticipated offering of its common stock, however, there may be an immediate change in the “net value” of Liberman Broadcasting.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123R Share-Based Payments. We adopted Financial Accounting Standards Board, or FASB, Statement No. 123 (revised 2004), Share-Based Payment, or FAS 123R, and SEC Staff Accounting Bulletin No. 107, or SAB 107, as of January 1, 2006. FAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. The adoption of FAS 123R did not have an impact on our consolidated financial statements.

FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109). In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)”, which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective beginning on January 1, 2007, and is not expected to have a significant impact on our results of operations, cash flows or financial position.

Statement of Financial Accounting Standards No. 157 Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and therefore does not require new fair value measurements. We are currently evaluating what effects the adoption of SFAS 157 will have on our future results of operations and financial condition.

SEC Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. In September 2006, the SEC issued Staff Accounting Bulletin No. 108, codified as SAB Topic 1.N, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”, or SAB 108). SAB 108 describes the approach that should be used to quantify the materiality of a misstatement and provides guidance for correcting prior year errors. This interpretation is effective for fiscal years ending on or before November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements in this report are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”). You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

•	our dependence on advertising revenues;

•	general economic conditions in the United States;

•	our ability to reduce costs without adversely impacting revenues;

•	changes in the rules and regulations of the Federal Communications Commission, or FCC;

•	our ability to attract, motivate and retain salespeople and other key personnel;

•	our ability to successfully convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	potential disruption from natural hazards;

•	our ability to protect our intellectual property rights;

•	strong competition in the radio and television broadcasting industries;

•	sufficient cash to meet our debt service obligations; and

•	our ability to obtain regulatory approval for future acquisitions.

The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors noted elsewhere in this report and in our Form 10–K for the year ended December 31, 2005.

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

Item 4. Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on the foregoing, our President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A. Risk Factors

The following risk factor is in addition to the risk factors previously disclosed in LBI Media Holdings, Inc.’s Form 10–K for the year ended December 31, 2005.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation of LBI Media Holdings, Inc., including amendments thereto (1)

3.2	Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture dated as of October 10, 2003, by and between LBI Media Holdings, Inc., and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	Asset Purchase Agreement dated as of August 2, 2006, by and among Entravision Communications Corporation, Entravision Holdings, LLC, Entravision-Texas Limited Partnership, Liberman Broadcasting of Dallas, Inc., and Liberman Broadcasting of Dallas License Corp.

10.2	Amendment to Asset Purchase Agreement dated as of November 2, 2006, by and among Entravision Communications Corporation, Entravision Holdings, LLC, Entravision-Texas Limited Partnership, Liberman Broadcasting of Dallas, Inc. and Liberman Broadcasting of Dallas License Corp.

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122) filed on October 30, 2003, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ William S. Keenan
William S. Keenan
Chief Financial Officer

Date: November 14, 2006