Form 10-Q
period 2007-03-31
LBI MEDIA HOLDINGS INC
filed 2007-05-15
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-110122

LBI MEDIA HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-05849018
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

  Yes   ☐     No   ☒

As of May 14, 2007, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

- i -

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$47,259	$1,501
Accounts receivable (less allowance for doubtful accounts of $1,759 as of March 31, 2007 and $1,954 as of December 31, 2006)	14,821	17,496
Current portion of program rights, net	492	578
Amounts due from related parties	16	25
Current portion of employee advances	111	106
Prepaid expenses and other current assets	1,357	1,395

Total current assets	64,056	21,101
Property and equipment, net	92,788	91,570
Program rights, excluding current portion	444	536
Notes receivable from related parties	2,737	2,721
Employee advances, excluding current portion	1,161	1,161
Deferred financing costs, net	6,365	6,665
Broadcast licenses, net	357,893	357,870
Other assets	531	439

Total assets	$525,975	$482,063

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$6,916	$10,548
Accrued interest	5,035	8,506
Current portion of long-term debt	1,234	1,057
Deferred compensation	5,823	8,329

Total current liabilities	19,008	28,440
Long-term debt, excluding current portion	419,979	412,770
Fair value of interest rate swap	2,064	1,784
Deferred and other income taxes	47,720	875
Other liabilities	1,840	940

Total liabilities	$490,611	$444,809
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares —1,000 Issued and outstanding shares —100	—	—
Additional paid-in capital	64,811	16,865
Retained earnings (deficit)	(29,447)	20,389

Total stockholder’s equity	35,364	37,254

Total liabilities and stockholder’s equity	$525,975	$482,063

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2007	2006
Net revenues	$25,145	$22,242
Operating expenses:
Program and technical, exclusive of deferred compensation of $0 and $79 for the three months ended March 31, 2007 and 2006, respectively, and depreciation and amortization shown below	5,614	4,501
Promotional, exclusive of depreciation and amortization shown below	389	336
Selling, general and administrative, exclusive of deferred compensation of ($1,132) and $196 for the three months ended March 31, 2007 and 2006, respectively, and depreciation and amortization shown below	9,662	8,128
Deferred compensation	(1,132)	275
Depreciation and amortization	2,300	1,632

Total operating expenses	16,833	14,872

Operating income	8,312	7,370
Interest expense, net of amounts capitalized	(9,156)	(7,600)
Interest rate swap expense	(280)	—
Interest and other income	39	30

Income (loss) before provision for income taxes	(1,085)	(200)
Provision for income taxes	(46,941)	(50)

Net income (loss)	$(48,026)	$(250)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(48,026)	$(250)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,300	1,632
Amortization of deferred financing costs	300	249
Accretion on senior discount notes	1,519	1,365
Deferred compensation expense	(1,132)	275
Interest rate swap expense	280	—
Provision for doubtful accounts	221	207
Changes in operating assets and liabilities:
Accounts receivable	2,454	1,423
Deferred compensation payment	(1,374)	—
Program rights	178	217
Amounts due from related parties	9	(86)
Prepaid expenses and other current assets	38	(139)
Employee advances	(5)	67
Accounts payable and accrued expenses	(756)	(477)
Accrued interest	(3,471)	(3,813)
Deferred taxes payable	46,058	—
Other assets and liabilities	792	31

Net cash (used in) provided by operating activities	(615)	701

Investing activities
Purchase of property and equipment	(5,444)	(2,525)
Acquisition costs (includes amount deposited in escrow for the acquisition of selected radio station assets)	(273)	—

Net cash used in investing activities	(5,717)	(2,525)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings	11,600	5,000
Payments of deferred financing costs	—	(163)
Payments on long-term debt and bank borrowings	(5,733)	(4,031)
Capital contribution from Parent	47,946	—
Distributions to Parent	(1,723)	(1)

Net cash provided by financing activities	52,090	805

Net decrease in cash and cash equivalents	45,758	(1,019)
Cash and cash equivalents at beginning of period	1,501	1,797

Cash and cash equivalents at end of period	$47,259	$778

Supplemental disclosure of cash flow information:
Noncash amounts included in accounts payable:
Purchase of property and equipment	$(694)	$—
Cash paid during the period for:
Interest	$10,928	$9,780
Income taxes	$25	$—

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

LBI Media Holdings, Inc. (“LBI Media Holdings”) was incorporated in Delaware on June 23, 2003 and is a wholly owned subsidiary of Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.) (the “Parent”). Pursuant to an Assignment and Exchange Agreement dated September 29, 2003, between the Parent and LBI Media Holdings, the Parent assigned to LBI Media Holdings all of its right, title and interest in 100 shares of common stock of LBI Media, Inc. (“LBI Media”) (constituting all of the outstanding shares of LBI Media) in exchange for 100 shares of common stock of LBI Media Holdings. Thus, upon consummation of the exchange, LBI Media became a wholly owned subsidiary of LBI Media Holdings.

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance of Senior Discount Notes (see Note 4) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends and distributions from its subsidiaries, which are subject to restriction by LBI Media’s 2006 Senior Credit Facilities and the Indenture governing the Senior Subordinated Notes issued by LBI Media (see Note 4). The condensed financial information of LBI Media Holdings on a stand-alone basis is presented in Note 11. As more fully described under “Scheduled Debt Repayments” in Note 4, pursuant to SEC guidelines, the debt of the Parent prior to the repayment of such debt on March 30, 2007 is not reflected in the Company’s unaudited condensed consolidated financial statements.

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California and Texas. In addition, the Company owns television production facilities that are used to produce programming for Company-owned television stations. The Company sells commercial airtime on its radio and television stations to local and national advertisers. In addition, the Company has entered into time brokerage agreements with third parties for four of its radio stations.

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

The Company’s television studio facilities in Burbank, California, Houston, Texas, and Dallas, Texas are owned and operated by its wholly owned subsidiaries, Empire Burbank Studios LLC (Empire), Liberman Television of Houston LLC and Liberman Television of Dallas LLC, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of LBI Media Holdings and its subsidiaries. All significant intercompany amounts and transactions have been eliminated. The accounts of the Parent, including certain indebtedness (see Note 4), are not included in the accompanying unaudited condensed consolidated financial statements.

2.	Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 159 - “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS 159”). Issued in February 2007, SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The Company is currently evaluating what impact, if any, the adoption of SFAS 159 will have on its financial position, results of operations and cash flows.

3.	Broadcast Licenses

The Company’s broadcast licenses are intangible assets with indefinite lives and are reviewed for impairment during the third quarter of each fiscal year, with additional evaluations performed if potential impairment indicators are noted. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the broadcast licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.7 million at March 31, 2007 and December 31, 2006.

If indicators of impairment are identified and the fair value estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded. The Company completed its annual impairment review of its broadcast licenses in the third quarter of 2006 and conducted a review of the fair value of some of its broadcast licenses in the second quarter of 2006. The fair value of the Company’s broadcast licenses is determined by assuming that entry into the particular market took place as of the valuation date and considering the signal coverage of the related stations as well as the projected advertising revenues for the particular market(s) in which each station operates. The Company adjusted the projected total advertising revenues in those markets in 2006, which was partially due to greater competition for revenues from non-traditional media, and determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market without taking into consideration the Company’s format or management capabilities. As a result, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of the Company’s broadcast licenses. In 2006, the Company recorded a total of $2.8 million in noncash impairment write-downs in the second and third quarters.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Long-Term Debt

Long-term debt consists of the following (not including the debt of the Parent—see discussion below):

	March 31,	December 31,
	2007	2006
	(In thousands)
2006 Revolver	102,000	96,000
2006 Term Loan	108,900	109,000
Senior Subordinated Notes	150,000	150,000
Senior Discount Notes	58,019	56,500
2004 Empire Note	2,294	2,327

	421,213	413,827
Less current portion	(1,234)	(1,057)

	$419,979	$412,770

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

LBI Media must pay 0.25% of the original principal amount of the 2006 Term Loan each quarter ($275,000 quarterly or $1.1 million annually) plus 0.25% of any additional principal amount incurred in the future under the 2006 Term Loan. There are no scheduled reductions of commitments under the 2006 Revolver.

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Senior Credit Facilities bore interest at rates between 6.57% and 7.06%, including the applicable margin, at March 31, 2007.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. At March 31, 2007, LBI Media was in compliance with all such covenants.

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

In connection with the 2006 Senior Credit Facilities, LBI Media entered into an interest rate swap agreement with a notional principal amount of $80.0 million for three years and $60.0 million for the subsequent two years. LBI Media will receive interest at a fixed rate of 5.56% and pay interest at the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin specified in the agreements governing the 2006 Senior Credit Facilities. As this swap agreement did not meet the requirements for hedge accounting at its inception, changes in its fair value are recorded into earnings each period, with an offsetting asset or liability reflecting the fair value of the interest rate swap, related to the difference between the fixed rate and the floating rate of interest on the swap, recorded in the consolidated balance sheets. During the three months ended March 31, 2007, the Company recognized interest rate swap expense of $280,000 in its consolidated statement of operations and, at March 31, 2007, the Company recorded an additional $280,000 to long-term liability in its consolidated balance sheet.

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

The indenture governing the Senior Subordinated Notes contains certain restrictive covenants that, among other things, limit LBI Media’s ability to borrow under the 2006 Revolver and previously, the 2004 Revolver, and pay dividends. LBI Media could borrow up to $150.0 million under the 2006 Revolver (subject to certain reductions under certain circumstances) without having to meet the

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONSOLIDATED FINANCIAL STATEMENTS

restrictions contained in the indenture, but any amount over $150.0 million (subject to certain reductions under certain circumstances) would be subject to LBI Media’s compliance with a specified leverage ratio (as defined in the indenture of the Senior Subordinated Notes). At March 31, 2007, LBI Media was in compliance with all such covenants.

Senior Discount Notes

On October 10, 2003, the Company issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008, and instead, the value of the notes will be increased each period until it equals $68.4 million on October 15, 2008; such accretion (approximately $1.5 million and $1.4 million, for the three months ended March 31, 2007 and 2006, respectively) is recorded as additional interest expense by the Company. After October 15, 2008, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that the Company may make a cash interest election on any interest payment date prior to October 15, 2008. If the Company makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date the Company makes such election. The Senior Discount Notes may be redeemed by the Company at any time on or after October 15, 2008 at redemption prices specified in the indenture governing the Senior Discount Notes, plus accrued and unpaid interest.

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and pay dividends. As of March 31, 2007, the Company was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to LBI Media’s 2006 Senior Credit Facilities and LBI Media’s Senior Subordinated Notes.

2004 Empire Note

On July 1, 2004, Empire, a wholly owned subsidiary of LBI Media, issued an installment note for approximately $2.6 million (the “2004 Empire Note”). The 2004 Empire Note bears interest at 5.52% per annum and is payable in monthly principal and interest payments of approximately $21,000 through maturity in July 2019. The borrowings under the 2004 Empire Note are secured primarily by all of Empire’s real property.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Debt Repayments

As of March 31, 2007, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

(in thousands)
2007	$924
2008	1,239
2009	1,247
2010	1,255
2011	1,264
Thereafter	415,284

$421,213

The above table does not include any deferred compensation amounts the Company may ultimately pay. Prior to the termination and payoff of the debt of the Parent (including redemption of the warrants) on March 30, 2007, interest payments and scheduled repayments relating to the debt of the Parent (including redemption of the warrants) were not included in the Company’s financial statements pursuant to SEC guidelines. The debt of the Parent, which was repaid in full on March 30, 2007, is described below.

Liberman Broadcasting, Inc.’s Parent Subordinated Notes

On March 20, 2001, the Parent entered into an agreement whereby in exchange for $30.0 million, it issued junior subordinated notes (the “Parent Subordinated Notes”) and warrants to the holders of the Parent Subordinated Notes to initially acquire 14.02 shares (approximately 6.55%) of the Parent’s common stock at an initial exercise price of $0.01 per share. Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. The Parent Subordinated Notes bore interest at 9% per year and interest was not payable until maturity.

The Parent Subordinated Notes were to be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $257,000 during the three month period ended March 31, 2007 and $250,000 during the three months ended March 31, 2006) was recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants were stated at fair value each reporting period (approximately $25.5 million at December 31, 2006) with subsequent changes in fair value being recorded as interest expense.

On March 30, 2007, third party investors purchased shares of the Parent’s Class A common stock from the Parent and the stockholders of the Parent. The net proceeds received by the Parent were used to repay in full the Parent Subordinated Notes and to redeem all of the related warrants to purchase shares of LBI Holdings I’s (predecessor in interest to the Parent) common stock.

5.	Acquisitions

On November 2, 2006, the Company completed its acquisition of the selected assets of five radio stations: KTCY-FM, licensed to Azle, TX, KZZA-FM, licensed to Muenster, TX, KZMP-FM, licensed to Pilot Point, TX, KZMP-AM, licensed to University Park, TX, and KBOC-FM, licensed to Bridgeport, TX, pursuant to an asset purchase agreement dated as of August 2, 2006, as amended. The aggregate purchase price was approximately $93.3 million, including acquisition costs of approximately $0.8

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million. The Company has changed the format and customer base of some of the acquired stations. The Company allocated the purchase price as follows:

(in thousands)
Broadcast licenses	$82,188
Property and equipment	10,174
Intangible assets and other, net	945

$93,307

6.	Commitments and Contingencies

Deferred Compensation

One of LBI Media Holdings’ indirect, wholly owned subsidiaries and the Parent have entered into employment agreements with certain employees. Services required under the employment agreements are rendered to the Company. Accordingly, the Company has reflected amounts due under the employment agreements in its financial statements. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” (as defined in the employment agreements) of the Parent over certain base amounts (“Incentive Compensation”). There are two components of Incentive Compensation: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures. The time vesting component is accounted for over the vesting periods specified in the employment agreements. Performance-based amounts are accounted for at the time it is considered probable that the performance measures will be attained. Any Incentive Compensation amounts due are required to be paid within thirty days after the date the “net value” of the Parent is determined. The employment agreements contain provisions, however, that allow for limited accelerated vesting in the event of a change in control of the Parent (as defined in the employment agreements).

Until the “net value” of the Parent has been determined by appraisal as of each valuation date according to each employment agreement, the Company evaluates and estimates the deferred compensation liability under these employment agreements. As a part of the calculation of this Incentive Compensation, the Company uses the income and market valuation approaches to estimate the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Each employee negotiated the base amount at the time the employment agreement was entered into. The estimated vested and unpaid amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense is shown as deferred compensation in the accompanying consolidated statements of operations; and related cash payments are shown as deferred compensation in the consolidated statement of cash flows.

At March 31, 2007 and December 31, 2006, the Company has estimated that certain employees had vested in approximately $5.8 million and $8.3 million, respectively, of unpaid Incentive Compensation. In the fourth quarter of 2006 and first quarter of 2007, the Company satisfied its obligations under the employment agreement that had a December 31, 2005 “net value” determination date and an employment agreement that had a December 31, 2006 “net value” determination date with aggregate cash payments of approximately $2.9 million. The Company is scheduled to make a payment under an employment agreement with a December 31, 2006 “net value” determination date during 2007, subject to “net value” appraisal results. The Company also has an employment agreement with a “net value” determination date of December 31, 2009.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Litigation

Eight former employees of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc., a California corporation), or LBI, one of LBI Media Holding’s indirect, wholly owned subsidiaries, filed suit in Los Angeles Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current LBI employees. The complaint alleges, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under California Business and Professions Code. Plaintiffs seek, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and their attorneys’ fees. LBI has filed its answer to the complaint, generally denying plaintiffs’ claims and allegations. The plaintiffs have begun conducting discovery and have filed a motion for class certification. On April 16, 2007, LBI and the plaintiffs reached a preliminary settlement. However, the settlement remains in dispute and may not be approved by the court. The Company intends to oppose the motion for certification and vigorously defend itself in the lawsuit. Because of the preliminary nature of this matter, the Company has recorded a litigation reserve in connection with this matter in the amount of $350,000.

The Company is subject to pending litigation arising in the normal course of business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

7.	Related Party Transactions

The Company had approximately $2.7 million due from stockholders of the Parent and from affiliated companies at March 31, 2007 and December 31, 2006. The Company loaned approximately $1.9 million to a stockholder of the Parent in July 2002. These loans bear interest at the applicable federal rate of 2.8% and mature through July 2009.

The Company had approximately $690,000 due from one of its directors at March 31, 2007 and December 31, 2006. Except for one loan of $30,000 that does not bear interest or have a maturity date, the remainder of these loans to the director bear interest at 8.0% and mature on dates ranging from December 31, 2009 to December 31, 2010.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (LDL), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations.

8.	Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments – radio operations and television operations. Management uses operating income before deferred compensation, depreciation and amortization, and impairment of broadcast licenses as its measure of profitability for purposes of assessing performance and allocating resources.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net revenues:
Radio operations	$12,061	$9,817
Television operations	13,084	12,425

Consolidated net revenues	$25,145	$22,242

Operating expenses, excluding deferred compensation and depreciation and amortization:
Radio operations	$6,552	$5,111
Television operations	9,113	7,855

Consolidated operating expenses, excluding deferred compensation and depreciation and amortization	$15,665	$12,966

Operating income before deferred compensation and depreciation and amortization:
Radio operations	$5,509	$4,706
Television operations	3,971	4,570

Consolidated operating income before deferred compensation and depreciation and amortization	$9,480	$9,276

Deferred compensation:
Radio operations	$(1,132)	$275

Consolidated deferred compensation	$(1,132)	$275

Depreciation and amortization expense:
Radio operations	$1,152	$598
Television operations	1,148	1,034

Consolidated depreciation and amortization expense	$2,300	$1,632

Operating income (loss):
Radio operations	$5,489	$3,833
Television operations	2,823	3,537

Consolidated operating income	$8,312	$7,370

Reconciliation of operating income before deferred compensation and depreciation and amortization to income before income taxes:
Operating income before deferred compensation, and depreciation and amortization	$9,480	$9,277
Depreciation and amortization	(2,300)	(1,632)
Deferred compensation	1,132	(275)
Interest expense	(9,156)	(7600)
Interest rate swap expense	(280)	—
Interest and other income	39	30

Income before income taxes	$(1,085)	$(200)

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Parent Issuance of Class A Common Stock

On March 30, 2007, affiliates of Oaktree Capital Management LLC and Tinicum Capital Partners II, L.P. purchased approximately 113 shares of Class A common stock of the Parent and the stockholders of the Parent. The sale of Class A common stock by the Parent resulted in net proceeds to the Parent of approximately $117.3 million. A portion of these net proceeds were used to repay the Parent’s Subordinated Notes and to redeem the related warrants (as described in Note 4). Approximately $47.9 million of the net proceeds were contributed by the Parent to LBI Media (through LBI Media Holdings). The contribution of $47.9 million was used to repay outstanding amounts under the 2006 Revolver on April 5, 2007.

In connection with the sale of its Class A common stock, the Parent and the stockholders of the Parent entered into an investor rights agreement that defines certain rights and obligations of the Parent and its stockholders. Pursuant to this investor rights agreement, the minority stockholders of the Parent have the right to consent, in their sole discretion, to certain transactions involving LBI Media and its subsidiaries, LBI Media Holdings, and the Parent, including, among other things, certain acquisitions or dispositions of assets by LBI Media, subsidiaries of LBI Media, LBI Media Holdings and the Parent. The investor rights agreement also contains customary representations and affirmative and negative covenants. At March 31, 2007, the Parent was in compliance with all such covenants.

10.	Income Taxes

As described in Note 9, third party investors purchased shares of the Parent’s Class A common stock from the Parent and the stockholders of the Parent on March 30, 2007. As a result, the Parent no longer qualifies as an “S corporation.” Because LBI Media Holdings was deemed for tax purposes to be part of the Parent, LBI Media Holdings is no longer a “qualified subchapter S subsidiary.” Therefore, the Company will be filing income tax returns as a C Corporation. Accordingly, the Company’s taxable income will be subject to a combined federal and state income tax rate of approximately 40% for periods after March 30, 2007. The Company’s current tax provision for the three months ended March 31, 2007, a period when the Company was still an S corporation, includes the California minimum tax of approximately $14,000 and Texas Franchise Tax of approximately $68,000.

Commencing March 31, 2007, the Company will be included with its Parent in the filing of a consolidated federal income tax return and various state income tax returns. With regard to the consolidated filings, the members of the consolidated group presently intend to allocate tax expenses among themselves in proportion to which entity is responsible for generating the corresponding tax liability. Accordingly, the amount of federal and state income taxes currently payable will be calculated and paid on a “stand alone” basis. Therefore, the Company will remit to its Parent only those taxes that would be due if the Parent were the taxing authority (e.g. Internal Revenue Service). Any deferred income taxes will be accounted for on the financial statements of the Company.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reporting amounts in the consolidated financial statements. As a result of the loss of S corporation status, the Company has recorded a one-time non-cash charge of $46.8 million to adjust its deferred tax accounts. The charge is included in its provision for income taxes on the accompanying condensed consolidated statements of operations. The Company’s deferred tax liabilities as of March 31, 2007 and December 31, 2006 were approximately $47.7 million and $0.9 million, respectively, and result primarily from book and tax basis differences of the Company’s indefinite-lived intangible assets that, for

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

tax purposes, are amortized over fifteen years. In addition to the deferred tax liability for its indefinite-lived intangible assets, the Company has net deferred tax assets for which it has provided a full valuation allowance. The valuation allowance on deferred taxes relate to future deductible temporary differences for which the Company has concluded it is more likely than not these items will not be realized in the ordinary course of operations. As of March 31, 2007 and December 31, 2006, the net deferred tax asset and the related valuation allowance were approximately $2.5 million and $0.3 million, respectively.

Adoption of FIN 48

In 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The pronouncement prescribes a recognition threshold and measurement attribute criteria for the financial statement effect of a tax position taken, not taken, or expected to be taken in a tax return. FIN 48 also provides guidance on recording the reversal of the financial statement effects previously recorded, classification, interest and penalties, interim period and transitional reporting, and disclosure.

The Company files income tax returns in the U.S. federal jurisdiction, California and Texas. The Company is no longer subject to federal income tax audits for the years prior to 2005. The Company is no longer subject to state income tax examinations for years prior to 2002. The Company’s policy is to recognize interest related to unrecognized tax benefits and penalties as additional tax expense. Accrued interest at March 31, 2007 related to unrecognized tax benefits is approximately $221,000, of which $16,000 is included in current period tax expense. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the financial position of the Company. The cumulative effect adjustment, as a result of a change in accounting principle, reduced beginning retained earnings by approximately $787,000 ($654,000 to record unrecognized tax benefits and $133,000 of related accrued interest). Therefore, as of the adoption date, the Company has gross tax affected unrecognized tax benefits of approximately $996,000. Also, as of the adoption date, the Company had accrued interest related to the unrecognized tax benefits of approximately $205,000. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in the period they are recognized. There was no effect on the tax rate in the current period as the cumulative effect adjustment was recorded as a change in accounting principle and, accordingly, other than the current period interest on the tax expense, did not impact the results of operations for the period.

As a result of the expiration of the statute of limitations for certain jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will be decreased by approximately $400,000 over the next twelve months.

The Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns. Additionally, the Company believes that its accruals for tax liabilities are adequate for all years open to income tax examinations based on an assessment of many factors including past experience, past examinations by taxing authorities and interpretations of tax law applied to the facts of each matter.

11.	LBI Media Holdings, Inc. (Parent Company Only)

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of
	March 31, 2007	December 31, 2006
	(in thousands)
Condensed Balance Sheet Information:
Assets
Cash	4	—
Deferred financing costs	$1,289	$1,339
Investment in subsidiaries	92,079	92,405
Other assets	11	10

Total assets	$93,383	$93,754

Liabilities and stockholder’s equity
Long term debt	58,019	56,500
Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	64,811	16,865
Retained earnings	(29,447)	20,389

Total stockholder’s equity	35,364	37,254

Total liabilities and stockholder’s equity	$93,383	$93,754

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Condensed Statement of Operations Information:
Income:
Equity in earnings (losses) subsidiaries	$(46,458)	$1,166
Expenses:
Interest expense	(1,569)	(1,415)

Loss before income taxes	(48,027)	(249)
Benefit (provision) from income taxes	1	(1)

Net loss	$(48,026)	$(250)

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Condensed Statement of Cash Flows Information:
Cash flows provided by (used in) operating activities:
Net loss	$(48,026)	$(250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses (earnings) of subsidiaries	46,458	(1,166)
Benefit from income taxes	(1)	—
Amortization of deferred financing costs	50	49
Accretion on discount notes	1,519	1,365
Change in prepaid expenses and other current assets	—	—
Change in other assets	—	1
Change in accounts payable and accrued expenses	—	1
Distributions from subsidiaries	981	1

Net cash provided by (used in) operating activities	981	1

Cash flows used in investing activities:
Investment in subsidiary	(47,900)	—

Net cash used in investing activities	(47,900)	—

Cash flows provided by financing activities:
Capital contribution from Parent	47,946	—

Distributions to Parent	(1,023)	(1)

Net cash provided by (used in) financing activities	46,923	(1)

Net change in cash and cash equivalents	4	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$4	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K (File No. 333-110122). This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words “believe”, “expect”, “estimate”, “may”, “will”, “could”, “plan”, or “continue”, and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements.

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

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national advertising time on our radio and television stations, and the sale of time to brokered or infomercial customers on our radio and television stations. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations and we generally do not obtain long-term commitments from our advertisers. As a result, our management team focuses on creating a diverse advertiser base, producing cost-effective, locally focused programming, providing creative advertising solutions for clients, executing targeted marketing campaigns to develop a local audience, and implementing strict cost controls. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from agencies on local, regional and national advertising, and our net revenue reflects deductions from gross revenue for commissions to these agencies.

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

We are organized as a Delaware corporation. Prior to March 30, 2007, we were a “qualified S subsidiary” as we were deemed for tax purposes to be part of our parent, an “S corporation” under federal and California state tax laws. Accordingly, our taxable income was reported by the stockholders of our parent on their respective federal and state income tax returns. As a result of the sale of Class A common stock of our parent (as described below under “—Recent Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”), Liberman Broadcasting no longer qualifies as an S Corporation, and none of its subsidiaries, including us, are able to qualify as qualified subchapter S subsidiaries. Thus, we will be taxed at regular corporate rates after March 30, 2007.

Recent Sale and Issuance of Liberman Broadcasting’s Class A Common Stock

On March 30, 2007, our parent, Liberman Broadcasting, Inc., a Delaware corporation, sold shares of its Class A common stock to affiliates of Oaktree Capital Management LLC and Tinicum Capital Partners II, L.P. The sale resulted in net proceeds to Liberman Broadcasting of $117.3 million. A portion of these net proceeds were used to repay Liberman Broadcasting’s 9% subordinated notes due 2014 and to redeem related warrants to purchase shares of common stock of the predecessor of Liberman Broadcasting. Liberman Broadcasting contributed approximately $47.9 million of the net proceeds to us, and we, in turn, contributed $47.9 million to LBI Media. LBI Media used the proceeds contributed to it to repay outstanding amounts borrowed under LBI Media’s senior revolving credit facility.

In connection with the sale of Liberman Broadcasting’s Class A common stock, Liberman Broadcasting and its stockholders entered into an investor rights agreement that defines certain rights and obligations of Liberman Broadcasting and the stockholders of Liberman Broadcasting. Pursuant to this investor rights agreement, the investors have the right to consent to certain transactions involving us, Liberman Broadcasting, LBI Media Holdings and our subsidiaries, including:

•	certain acquisitions or dispositions of assets by us, Liberman Broadcasting and our subsidiaries that are consummated on or after September 30, 2009;

•

certain transactions between us, Liberman Broadcasting, and our subsidiaries, on the one hand, and Jose Liberman, our chairman and president and chairman and president of LBI Media, Lenard Liberman, our executive vice president, chief financial officer and secretary and executive vice president, chief financial officer and secretary of LBI Media, or certain of their respective family members, on the other hand;

•	certain issuances of equity securities to employees or consultants of ours, Liberman Broadcasting and our subsidiaries;

•	certain changes in the compensation arrangements with Jose Liberman, Lenard Liberman or certain of their respective family members;

•	material modifications in our business strategy and the business strategy of Liberman Broadcasting and our subsidiaries;

•	commencement of a bankruptcy proceeding related to us, Liberman Broadcasting and our subsidiaries;

•	any change in Liberman Broadcasting’s auditors to a firm that is not a big four accounting firm; and

•	certain change of control transactions.

Acquisitions

On November 2, 2006, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of Dallas, Inc. (predecessor in interest to Liberman Broadcasting of Dallas LLC) and Liberman Broadcasting of Dallas License Corp. (predecessor in interest to Liberman Broadcasting of Dallas License LLC), purchased the selected assets of five radio stations owned and operated by Entravision Communications Corporation, or Entravision, and certain subsidiaries of Entravision pursuant to an asset purchase agreement dated as of August 2, 2006, as amended on November 2, 2006. Also in the fourth quarter of 2006, Liberman Broadcasting of Dallas purchased a building in Dallas, Texas to accommodate its growth in stations owned in the Dallas-Fort Worth market.

The total purchase price of the selected radio station assets was approximately $92.5 million and was paid for in cash primarily through borrowings under LBI Media’s senior revolving credit facility. The assets that were acquired include, among other things, (i) licenses and permits authorized by the Federal Communications Commission for or in connection with the operation of each of the radio stations, (ii) tower and transmitter facilities, and (iii) broadcast and other studio equipment used to operate the following five stations: KTCY-FM (101.7 FM, licensed to Azle, TX), KZZA-FM (106.7 FM, licensed to Muenster, TX), KZMP-FM (104.9 FM, licensed to Pilot Point, TX), KZMP-AM (1540 AM, licensed to University Park, TX), and KBOC-FM (98.3 FM, licensed to Bridgeport, TX). The programming of KZMP-FM is now provided by a third-party broker.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net revenues:
Radio	$12,061	$9,817
Television	13,084	12,425

Total	$25,145	$22,242

Total operating expenses before deferred compensation and depreciation and amortization:
Radio	$6,552	$5,111
Television	9,113	7,854

Total	$15,665	$12,965

Deferred compensation:
Radio	$(1,132)	$275

Total	$(1,132)	$275

Depreciation and amortization:
Radio	$1,152	$598
Television	1,148	1,033

Total	$2,300	$1,631

Total operating expenses
Radio	$6,571	$5,984

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Television	10,261	8,888
Total	$16,832	$14,872

Operating income:
Radio	$5,489	$3,833
Television	2,823	3,537

Total	$8,312	$7,370

Adjusted EBITDA(1):
Radio	$6,641	$4,431
Television	3,971	4,570

Total	$10,612	$9,001

(1)	We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), gain (loss) on sale of property and equipment, gain on sale of investments, net interest expense, interest rate swap expense, impairment of broadcast licenses, and depreciation and amortization. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain noncash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

In determining our Adjusted EBITDA in past years, we treated deferred compensation expense as a noncash item, because we had the option and the intention to pay such amounts in the common stock of our parent after our parent’s initial public offering. Our first payment became due in 2006 and we have made and will make additional payments in 2007. We have determined that we can no longer meet the conditions necessary to pay the deferred compensation in stock. Accordingly, we have settled our deferred compensation amounts in cash and expect to make the remaining 2007 payment in cash. We have presented prior periods’ Adjusted EBITDA to conform to this current treatment. As a result, Adjusted EBITDA for prior periods may appear as a different amount from what we have reported in prior periods.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net cash (used in) provided by operating activities	$(615)	$701
Add:
Income tax expense	46,941	50
Interest expense and other income, net	9,117	7,570
Less:
Amortization of deferred financing costs	(300)	(249)
Provision for doubtful accounts	(221)	(207)
Deferred compensation expense	1,132	(275)
Accretion on senior discount notes	(1,519)	(1,365)
Changes in operating assets and liabilities:
Accounts receivable	(2,454)	(1,423)
Deferred compensation payment	1,374	—
Program rights	(178)	(217)
Amounts due from related parties	(9)	86
Prepaid expenses and other current assets	(38)	139
Employee advances	5	(67)
Accounts payable and accrued expenses	756	477
Accrued interest	3,471	3,813
Deferred taxes payable	(46,058)	—
Other assets and liabilities	(792)	(32)

Adjusted EBITDA	$10,612	$9,001

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Net Revenues. Net revenues increased by $2.9 million, or 13.0%, to $25.1 million for the three months ended March 31, 2007, from $22.2 million for the same period in 2006. The increase was primarily attributable to increased advertising revenue from our Texas radio markets, which includes an existing FM radio station and our recently acquired radio station assets in the Dallas market. Our television segment revenues also contributed an increase of $0.7 million in net revenues for the three months ended March 31, 2007.

Net revenues for our radio segment increased by $2.2 million, or 22.9%, to $12.1 million for the three months ended March 31, 2007, from $9.8 million for the same period in 2006. Increases in revenue at our new and existing Dallas radio stations were augmented by an increase in revenues at our Los Angeles radio stations. The increase in our advertising revenue in Dallas was partially due to the acceptance by advertisers of our newly formatted stations in Dallas.

Net revenues for our television segment increased by $0.7 million, or 5.3%, to $13.1 million for the three months ended March 31, 2007, from $12.4 million for the same period in 2006. This increase was attributable to increased advertising revenue in our Texas markets, particularly in Dallas, and our Los Angeles television market. We believe television revenues have increased as a result of wider acceptance by viewers and by advertisers of our innovative programming strategy.

We currently anticipate net revenue growth for the remainder of 2007 from both our radio and television segments due to increased advertising time sold and increased advertising rates. Our internally produced programming, focused sales strategy and the expected continued demand for Spanish-language advertising should continue to increase our advertising time sold and advertising rates in 2007 for both segments.

Total operating expenses. Total operating expenses increased by $1.9 million, or 13.2%, to $16.8 million for the three months ended March 31, 2007 from $14.9 million for the same period in 2006. This increase was primarily due to:

(1)	a $1.5 million increase in selling, general and administrative expenses due to higher salaries, commissions and other selling expenses, attributable to increased staffing associated with our growth in net revenues and a $0.4 million reserve recorded in connection with pending litigation;

(2)	a $1.1 million increase in programming expenses primarily related to (a) additional production of in-house television programs and (b) higher music license fees; and

(3)	a $0.7 million increase in depreciation and amortization due primarily to increased capital expenditures for existing properties.

Of the above increases in operating expenses, approximately $1.5 million of the increase was attributable to expenses for our new Dallas stations, which we acquired in November 2006. The increase in total operating expenses was offset partially by a net $1.1 million decrease in deferred compensation because the amount ultimately paid to the employee in 2007 was less than the amount accrued at December 31, 2006.

Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting. See “—Critical Accounting Policies—Deferred Compensation.”

We believe that our total operating expenses, before consideration of any impairment charges and adjustments to deferred compensation expense, will increase through the end of 2007 due to increased programming costs for our television segments and increased sales commissions and administrative expenses associated with our anticipated net revenue growth. Continued growth in expenses may also occur as a result of future acquisitions of radio and television assets. We anticipate that the growth rate of our 2007 total operating expenses, excluding any impairment charges and deferred compensation, will be lower than the growth rate of our 2007 net revenue. This expectation could be negatively impacted by the number and size of additional radio and television assets that we acquire, if any.

Total operating expenses for our radio segment increased by $0.6 million, or 9.8%, to $6.6 million for the three months ended March 31, 2007, from $6.0 million for the same period in 2006. This change was the result primarily of:

(1)	a $0.9 million increase in selling, general and administrative expenses, due primarily to increased salaries and legal expenses, including new personnel and start up costs in connection with our new Dallas stations;

(2)	a $0.6 million increase in depreciation and amortization due primarily to increased capital expenditures for existing properties; and

(3)	a $0.5 million increase in programming expenses primarily attributable to the reformatting and programming of our new Dallas stations.

Of the above increases in operating expenses, approximately $1.5 million of the increase was attributable to expenses for our new Dallas stations, the assets of which were acquired in November 2006. The increases in operating expenses for our radio segment were offset partially by a net $1.1 million decrease in deferred compensation because the amount ultimately paid to the employee in 2007 was less than the amount accrued at December 31, 2006.

Total operating expenses for our television segment increased by $1.4 million, or 15.7%, to $10.3 million for the three months ended March 31, 2007, from $8.9 million for the same period in 2006. This increase was primarily due to:

(1)	a $0.6 million increase in programming expenses related to the additional production of in-house programming;

(2)	a $0.6 million increase in selling, general and administrative expenses related to higher sales salaries and commissions associated with our revenue growth and a $0.4 million reserve recorded in connection with pending litigation; and

(3)	a $0.1 million increase in depreciation and amortization due primarily to increased capital expenditures for existing properties.

Interest expense, net. Interest expense, net, increased by $1.5 million, or 20.4%, to $9.1 million for the three months ended March 31, 2007, from $7.6 million for the corresponding period in 2006. This change is primarily attributable to the temporary increase in borrowings under LBI Media’s senior credit facilities in connection with the acquisition of selected assets of the five Dallas radio stations and additional accretion on our senior discount notes issued in October 2003. We expect interest expense to decrease in the second quarter of 2007 because LBI Media repaid approximately $46.9 million under its senior revolving credit facility in April 2007 from the contribution of net proceeds received by it from our parent as a result of the sale of Liberman Broadcasting’s Class A common stock. Our interest expense may increase in 2007 if we borrow additional amounts under LBI Media’s senior revolving credit facility to acquire additional radio or television station assets.

Provision for income taxes. Our provision for income taxes increased by $46.9 million, to $46.9 million for the three months ended March 31, 2007, from $49,000 for the corresponding period in 2006. As described above under “—Recent Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”, certain investors purchased shares of our parent’s Class A common stock. As a result, our parent no longer qualifies as an “S corporation” and we and our subsidiaries are no longer qualified as “qualified subchapter S corporations.” Accordingly, we recorded a one-time non-cash charge of $46.8 million to adjust our deferred tax accounts. We expect our provision for income taxes to decrease in the second quarter, because the $46.8 million charge was a one-time charge to adjust for our change in tax status.

Net loss. We recognized net loss of $48.0 million for the three months ended March 31, 2007, as compared to net loss of $0.3 million for the same period of 2006, a decrease of $47.7 million. This change was primarily attributable to the one-time non-cash charge of $46.8 million to our deferred tax accounts.

Adjusted EBITDA. Adjusted EBITDA increased by $1.6 million, or 17.7%, to $10.6 million for the three months ended March 31, 2007 as compared to $9.0 million for the same period in 2006 primarily as a result of increased revenues from our radio stations. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment increased by $2.2 million, or 49.9%, to $6.6 million for the three months ended March 31, 2007 from $4.4 million for the same period in 2006. The increase was primarily the result of increased advertising revenue in the Dallas market, partially offset by increases in expenses as noted above.

Adjusted EBITDA for our television segment decreased by $0.6 million, or 15.2%, to $4.0 million for the three months ended March 31, 2007, from $4.6 million for the same period in 2006. The decrease was primarily the result of increased programming expense, partially offset by an overall increase in net revenues in all markets.

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

As of March 31, 2007, LBI Media had $102.0 million aggregate principal amount outstanding under the senior revolving credit facility and $108.9 million aggregate principal amount of outstanding senior term loans. In connection with the sale of Class A common stock of Liberman Broadcasting, Liberman Broadcasting contributed approximately $47.9 million of its net proceeds to us, and we in turn contributed the amounts to our subsidiary, LBI Media. On April 5, 2007, LBI Media used the $47.9 million contributed to it to reduce the outstanding amount under LBI Media’s senior revolving credit facility. Since March 31, 2007, LBI Media has repaid, net of borrowings, approximately $48.9 million under its senior revolving credit facility. See “—Recent Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for term loans is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by us. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At March 31, 2007, borrowings under the senior credit facilities bore interest at rates between 6.57% and 7.06%, including the applicable margin.

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

LBI Media’s Senior Subordinated Notes. In July 2002, LBI Media issued $150.0 million of senior subordinated notes that mature in 2012. Under the terms of its senior subordinated notes, LBI Media pays semi-annual interest payments of approximately $7.6 million each January 15 and July 15. LBI Media may redeem the senior subordinated notes at any time on or after July 15, 2007 at redemption prices specified in the indenture governing its senior subordinated notes, plus accrued and unpaid interest. The indenture governing LBI Media’s senior subordinated notes contains certain restrictive covenants that, among other things, limit its ability to incur additional indebtedness and pay dividends. As of March 31, 2007, LBI Media was in compliance with these covenants.

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

Empire Burbank Studios’ Mortgage Note. On July 1, 2004, one of our indirect, wholly owned subsidiaries, Empire Burbank Studios LLC (successor in interest to Empire Burbank Studios, Inc.), issued an installment note for approximately $2.6 million. The loan is secured by Empire’s real property and bears interest at 5.52% per annum. The loan is payable in monthly principal and interest payments of approximately $21,000 through maturity in July 2019.

Summary of Indebtedness. The following table summarizes our various levels of indebtedness at March 31, 2007. As described below, the debt of our parent, Liberman Broadcasting’s 9% subordinated notes, was paid in full on March 30, 2007.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc.	$150.0 million Senior secured revolving credit facility	$102 million(1)	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio
LBI Media, Inc.	$110.0 million Senior secured term loan credit facility	$108.9 million	March 31, 2012	LIBOR plus 1.50% per annum, or base rate plus 0.50% per annum
LBI Media, Inc.	Senior subordinated notes	$150.0 million	July 15, 2012	10.125%
LBI Media Holdings, Inc.	Senior discount notes	$58.0 million	October 15, 2013	11%
Empire Burbank Studios LLC	Mortgage note	$2.3 million	July 1, 2019	5.52%

(1)

LBI Media has repaid, net of borrowings, approximately $48.9 million under LBI Media’s senior secured revolving credit facility since March 31, 2007. This repayment was primarily from the receipt of cash proceeds that were contributed to LBI Media by us, which in turn was contributed from our parent, Liberman Broadcasting, as a result of its sale of Class A common stock.

Liberman Broadcasting’s 9% Subordinated Notes. In March 2001, our parent, Liberman Broadcasting, issued $30.0 million principal amount of 9% subordinated notes and issued warrants. The 9% subordinated notes were subordinate in right of payment to LBI Media’s senior credit facilities and senior subordinated notes and were structurally subordinated to our senior discount notes. Interest was not payable until maturity. In connection with these 9% subordinated notes, Liberman Broadcasting also issued warrants to purchase 14.02 shares of its common stock at an initial exercise price of $0.01 per share.

As described above under “—Recent Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”, on March 30, 2007, our parent sold shares of its Class A common stock to certain investors. The net proceeds from the sale of Liberman Broadcasting’s Class A common stock by Liberman Broadcasting were used in part to repay its 9% subordinated notes (including accrued interest) and to redeem the related warrants.

Cash Flows. Cash and cash equivalents were $47.3 million and $1.5 million at March 31, 2007 and December 31, 2006 respectively. Our cash balance at March 31, 2007 was higher as a result of the contribution of proceeds received by our parent from the sale of its Class A common stock, which we used to contribute to LBI Media, which in turn used $47.9 million of such amount on April 5, 2007 to repay a portion of the amounts outstanding under LBI Media’s senior revolving credit facility.

Net cash flow used in operating activities was $0.6 million for the three months ended March 31, 2007 as compared to $0.7 million in cash provided by operating activities for three months ended March 31, 2006. The decrease in our net cash flow provided by operating activities was primarily the result of a deferred compensation payment of approximately $1.3 million in March 2007 and a related charge to deferred compensation expense of $1.1 million because the amount ultimately paid to the employee in March 2007 was less than the amount accrued at December 31, 2006. These decreases relating to our net operating cash flow were partially offset by an increase in accounts receivable.

Net cash flow used in investing activities was $5.7 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively. Capital expenditures were $5.4 million for the three months ended March 31, 2007 compared to $2.5 million in the same period in 2006. During the first quarter of 2007, capital expenditures for property and equipment were primarily related to the construction of new towers and transmitter sites for our Dallas-Fort Worth and Houston, Texas radio stations and the addition of studio equipment for our Los Angeles, television station.

Net cash flow provided by financing activities was $52.1 million for the three months ended March 31, 2007 and net cash flow used in financing activities was $0.8 million for the three months ended March 31, 2006. The net cash flow provided by financing activities for the three months ended March 31, 2007 reflects a capital contribution from our parent of $47.9 million. See “—Recent Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”.

Contractual obligations. We had no material changes in commitments for long-term debt obligations or operating lease obligations as of March 31, 2007, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2006. On April 5, 2007, LBI Media repaid $47.9 million of amounts outstanding under LBI Media’s senior revolving credit facility. We anticipate that funds generated from operations and funds available under LBI Media’s senior revolving credit facility will be sufficient to meet our working capital and capital expenditure needs in the foreseeable future.

Expected Use of Cash Flows. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, selling, general and administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the addition of production equipment for our Texas and Los Angeles television stations at an estimated cost of $1.5 million. For our radio segment, our planned uses of liquidity will include upgrading several of our radio stations and towers located in the Houston market, which we expect will cost approximately $3.5 million over the next twelve months. In connection with the purchase of the new radio stations from Entravision Communications Corporation, Liberman Broadcasting of Dallas, Inc. (predecessor in interest to Liberman Broadcasting of Dallas LLC), our wholly owned subsidiary also purchased a building in Dallas, Texas to accommodate our growth in stations owned and operated in the Dallas-Fort Worth market. We estimate we will spend approximately $3.0 million on improvements and equipment for our new Dallas building. We are also scheduled to make payments for deferred compensation under one of our employment agreements over the next twelve months, for which we have accrued $5.8 million in deferred compensation liability as of March 31, 2007.

We have used, and expect to continue to use, a significant portion of our capital resources to fund acquisitions. Future acquisitions will be funded from amounts available under LBI Media’s senior revolving credit facility, contributions from our parent, the proceeds of future equity or debt offerings and our internally generated cash flows. However, our ability to pursue future acquisitions may be impaired if we or our parent is unable to obtain funding from other capital sources. As a result, we may not be able to increase our revenues at the same rate as we have in recent years. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income (loss) plus income tax expense (benefit), gain (loss) on sale of property and equipment, gain on sale of investment, net interest expense, interest rate swap expense, depreciation and amortization, and impairment of broadcast licenses.

This term, as we define it, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles, or GAAP.

In determining our Adjusted EBITDA in past years, we treated deferred compensation expense as a noncash item, because we had the option and the intention to pay such amounts in the common stock of our parent after our parent’s initial public offering. Our first payment became due in 2006 and we have made and will make additional payments in 2007. We have determined that we can no longer meet the conditions necessary to pay the deferred compensation in stock. Accordingly, we have settled our deferred compensation amounts in cash and expect to make the remaining 2007 payment in cash. We have presented prior periods’ Adjusted EBITDA to conform to this current treatment. As a result, Adjusted EBITDA for prior periods may appear as a different amount from what we have reported in prior periods.

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

•

it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of noncash expense items, such as depreciation and amortization and impairment of broadcast licenses. By removing the noncash items, it allows our investors to better determine whether we will be able to meet our debt obligations as they become due; and

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 11% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3% of our outstanding receivables as of March 31, 2007, from 11% to 14% or $1.7 million to $2.1 million, would result in a decrease in pre-tax income of $0.4 million for the three months ended March 31, 2007.

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

We completed our annual impairment review of our broadcast licenses in the third quarter of 2006 and conducted an additional review of the fair value of some of our broadcast licenses in the second quarter of 2006. For purposes of our impairment testing, the unit of accounting is each individual FCC license or, in situations where there are multiple stations in a particular market that broadcast the same programming (that is, simulcast), it is the cluster of stations broadcasting the programming. We determined the fair value of each of our broadcast licenses by assuming that entry into the particular market took place as of the valuation date and considered the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. In 2006, we adjusted the projected total advertising revenues to be generated in certain of these markets downward due to a general slowdown in broadcast revenues in those markets, which was partially explained by greater competition for revenues from non-traditional media. We determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market and did not take into consideration our format or management capabilities. As a result, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of our broadcast licenses. Our revenues are generated predominantly from local and regional advertisers and we believe the decrease in advertising in those markets will come primarily from national advertisers to general market (non-Hispanic) radio and television stations. We had no impairment write-downs for the three months ended March 31, 2007 and 2006.

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

Deferred compensation

One of our indirect, wholly owned subsidiaries and our parent, Liberman Broadcasting, have entered into employment agreements with certain employees. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” of Liberman Broadcasting over certain base amounts.

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

As part of the calculation of the deferred compensation liability, we use the income and market valuation approaches to determine the “net value” of Liberman Broadcasting. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Based on the “net value” of Liberman Broadcasting as determined in these analyses, and based on the percentage of incentive compensation that has vested (as specified in the employment agreements), we record deferred compensation expense or benefit (and a corresponding credit or charge to deferred compensation liability). As such, estimation of the “net value” of Liberman Broadcasting requires considerable management judgment and the amounts recorded as periodic deferred compensation expense or benefit are dependent on that judgment.

The deferred compensation amounts earned under our employment agreement with a December 31, 2005 “net value” determination date and one of our employment agreements with a December 31, 2006 “net value” determination date were paid in cash during 2006 and the first quarter of 2007, respectively, and we are scheduled to make payments under an employment agreement with “net value” determination date as of December 31, 2006 during 2007, subject to “net value” appraisal results. Depending on the determination of the “net value” of Liberman Broadcasting at December 31, 2006 (the determination date), the amount to be paid in 2007 may be more or less than the amount accrued at March 31, 2007 and deferred compensation expense may be similarly increased or decreased, respectively. We have one other employment agreement with a “net value” determination date of December 31, 2009.

If we assumed no change in the “net value” of Liberman Broadcasting from that at March 31, 2007, we would not expect to record any deferred compensation expense during 2007 relating solely to the time vesting portion of the deferred compensation. The agreements require us to pay the deferred compensation amounts in cash until Liberman Broadcasting’s common stock becomes publicly traded, at which time we may pay these amounts in cash or Liberman Broadcasting’s common stock, at our option.

Commitments and contingencies

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called “contingencies,” and our accounting for such events is prescribed by SFAS No. 5, “Accounting for Contingencies.”

The accrual of a contingency involves considerable judgment on the part of our management. We use our internal expertise, and outside experts (such as lawyers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. We currently do not have any material contingencies that we believe require loss accruals; however, we refer you to Note 6 of our condensed consolidated financial statements for discussion of other known contingencies.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 159 - “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115”. Issued in February 2007, Statement of Financial Accounting Standards No. 159, or SFAS 159, is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. We are currently evaluating what impact, if any, the adoption of SFAS 159 will have on our financial position, results of operations and cash flows.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”). You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

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

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. The forward-looking statements in this Quarterly Report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this Quarterly Report, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2006 and other documents that we file from time to time with the Securities and Exchange Commission, particularly any Current Reports on Form 8-K. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions. Please see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”, contained in our Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on the foregoing, our President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2005, eight former employees of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc., a California corporation), or LBI, our indirect, wholly owned subsidiary, filed suit in Los Angeles Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current LBI employees. The complaint alleges, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under California Business and Professions Code. Plaintiffs seek, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and their attorneys’ fees. LBI has filed its answer to the complaint, generally denying plaintiffs’ claims and allegations. The plaintiffs have begun conducting discovery and have filed a motion for class certification. On April 16, 2007, LBI and the plaintiffs reached a preliminary settlement. However, the settlement remains in dispute and may not be approved by the court. We intend to oppose that motion for certification and vigorously defend LBI in the lawsuit. Because of the preliminary nature of this matter, we have recorded a litigation reserve in connection with this matter in the amount of $350,000.

We are subject to pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, we do not believe the ultimate outcome of these matters will have a materially adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

In addition to the other information in this report, you should carefully consider the factor below, which could materially affect our business, financial condition or future results. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2006 are not the only risks facing our company.

Some of our future actions may require the consent of minority stockholders of our parent.

In connection with the sale of Liberman Broadcasting’s Class A common stock, our parent, Liberman Broadcasting, and stockholders of Liberman Broadcasting entered into an investor rights agreement on March 30, 2007. Pursuant to this investor rights agreement, some of the minority stockholders of Liberman Broadcasting have the right to consent, in their sole discretion, to certain transactions involving us, Liberman Broadcasting, and our subsidiaries, including, among other things, certain acquisitions or dispositions of assets by us, our parent, or our subsidiaries. As a result, we may not be able to complete certain desired transactions if we are unable to obtain the consent of the required stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the sole security holder of LBI Media, Holdings during the three month period ended March 31, 2007:

On March 30, 2007, the sole stockholder approved by written consent the following matters:

(a) Adoption of our restated certificate of incorporation;

(b) Adoption of our amended and restated bylaws; and

(c) Election of the following directors to serve alongside Jose Liberman and Lenard Liberman, our existing directors: William Adams, Winter Horton, Bruce Karsh, and Terence O’Toole.

Item 5.	Other Information

As previously reported in the Current Report on Form 8-K filed by us on March 30, 2007, affiliates of Oaktree Capital Management LLC and Tinicum Capital Partners II, L.P., purchased shares of Class A common stock of our parent, Liberman Broadcasting, Inc. Net proceeds to Liberman Broadcasting of $117.3 million were used, in part, to repay its junior subordinated notes due 2014 and to redeem related warrants to purchase shares of common stock of LBI Holdings I, Inc. We also received a capital contribution from the net proceeds in the amount of approximately $47.9 million, which we, in turn, contributed to LBI Media.

Liberman Broadcasting is the successor entity to our former parent, LBI Holdings I, Inc., a California corporation. Before the sale of Class A common stock by Liberman Broadcasting and its stockholders, LBI Holdings I merged with and into Liberman Broadcasting, with Liberman Broadcasting being the surviving corporation, effectively reincorporating our parent into a Delaware corporation. After the merger, Liberman Broadcasting became our sole stockholder and we continue to be the sole shareholder of LBI Media.

Before the sale of Class A common stock by Liberman Broadcasting and its stockholders, six of our indirect, wholly owned subsidiaries with California operations were converted into California limited liability companies and our eight other indirect, wholly owned corporate subsidiaries were merged with and into newly formed Delaware limited liability companies that were also our indirect, wholly owned subsidiaries.

In connection with these conversions and mergers of our indirect, wholly owned subsidiaries, the newly formed Delaware limited liability companies became guarantors of LBI Media’s senior subordinated notes due 2012 by entering into a Third Supplemental Indenture, dated as of March 23, 2007, by and among LBI Media, the subsidiary guarantors party thereto and U.S. Bank, N.A., as trustee.

In connection with the sale of stock of Liberman Broadcasting, LBI Media also amended its term loan agreement and senior revolving credit facility pursuant to a First Amendment and Consent to Amended and Restated Term Loan Agreement, dated as of March 16, 2007, among LBI Media, the guarantors party thereto, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent, and a First Amendment and Consent to Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among LBI Media, the guarantors party thereto, the lenders party thereto, Credit Suisse Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent.

The amendments, among other things, provide the lenders’ consent to the consummation of the sale of stock of Liberman Broadcasting, the merger of our parent to effectively reincorporate it into a Delaware corporation, the repayment of Liberman Broadcasting’s junior subordinated notes due 2014 and the redemption of the related warrants to purchase shares of Liberman Broadcasting’s common stock, the conversions and mergers of our indirect subsidiaries into or with limited liability companies and the related transactions. The amendments also amend certain provisions of LBI Media’s senior revolving credit agreement and term loan agreement, including amendments:

•	in the case of LBI Media’s senior revolving credit agreement, that increase the maximum amount of permitted acquisitions;

•

in the case of LBI Media’s senior revolving credit agreement, that increase our flexibility and the flexibility of Liberman Broadcasting, and our subsidiaries to refinance indebtedness (including LBI Media’s senior subordinated notes due 2012 and our senior discount notes due 2013);

•	in the case of LBI Media’s senior revolving credit agreement, that increase the amount of indebtedness that can be incurred by us and LBI Media.

The foregoing summary descriptions of the First Amendment and Consent to Amended and Restated Term Loan Agreement, First Amendment and Consent to Amended and Restated Credit Agreement and Third Supplemental Indenture do not purport to be complete and are qualified in their entirety by reference to the agreements attached to this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2 and 10.6, respectively.

In connection with the sale of Liberman Broadcasting’s Class A common stock on March 30, 2007, Liberman Broadcasting and the stockholders of Liberman Broadcasting entered into an investor rights agreement. Pursuant to that investor rights agreement, Liberman Broadcasting, our sole shareholder, must elect the directors that have been designated as board members of Liberman Broadcasting to our board of directors. Affiliates of Oaktree Capital Management LLC that hold Class A common stock of Liberman Broadcasting have the right to designate one director to Liberman Broadcasting’s board of directors. Tinicum Capital Partners II, L.P. and its affiliates that hold Class A common stock of Liberman Broadcasting have the right to designate one director to Liberman Broadcasting’s board of directors. The holders of Class B common stock of Liberman Broadcasting have the right to designate up to five directors to Liberman Broadcasting’s board of directors. As a result, Liberman Broadcasting must elect these seven designees as members of our board of directors.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc.*

3.2	Amended and Restated Bylaws of LBI Media Holdings, Inc.*

4.1	Indenture dated as of October 10, 2003, by and between LBI Media Holdings, Inc. and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	First Amendment and Consent to Amended and Restated Term Loan Agreement, dated as of March 16, 2007, among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent. *

10.2	First Amendment and Consent to Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent. *

10.3	Investor Rights Agreement, dated as of March 30, 2007, by and among Liberman Broadcasting, Inc. and each of the stockholders of Liberman Broadcasting, Inc. listed on the signature pages thereto. *

10.4	Termination and Payoff Agreement, dated as of March 26, 2007, by and among LBI Holdings I, Inc., the note holders and warrant holders party thereto and solely with respect to the Voting Agreement (as defined therein), Lenard Liberman, and Jose Liberman, individually and as Trustee of the Liberman Trust dated 11/07/02, as amended. *

10.5	Employment Agreement, dated as of December 18, 2002, by and between LBI Holdings I, Inc. (predecessor in interest to Liberman Broadcasting, Inc.) and Winter Horton, as amended by the Amendment to Employment Agreement dated as of May 17, 2004.*§

10.6	Third Supplemental Indenture, dated March 23, 2007, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee *

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 *

*	Filed herewith.

§	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122) filed on October 30, 2003, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ Lenard D. Liberman
Lenard D. Liberman
Executive Vice President, Chief Financial Officer and Secretary

Date: May 15, 2007