Form 10-Q
period 2007-06-30
LBI MEDIA HOLDINGS INC
filed 2007-08-14
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$263	$1,501
Accounts receivable (less allowance for doubtful accounts of $1,900 as of June 30, 2007 and $1,954 as of December 31, 2006)	19,601	17,496
Current portion of program rights, net	436	578
Amounts due from related parties	10	25
Current portion of employee advances	98	106
Prepaid expenses and other current assets	1,201	1,395

Total current assets	21,609	21,101
Property and equipment, net	93,316	91,570
Broadcast licenses, net	357,904	357,870
Deferred financing costs, net	6,064	6,665
Notes receivable from related parties	2,754	2,721
Employee advances, excluding current portion	1,161	1,161
Program rights, excluding current portion	356	536
Other assets	1,553	439

Total assets	$484,717	$482,063

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$6,007	$10,548
Accrued interest	7,123	8,506
Current portion of long-term debt	1,235	1,057
Current portion deferred compensation	3,003	8,329

Total current liabilities	17,368	28,440
Long-term debt, excluding current portion	372,759	412,770
Fair value of interest rate swap	657	1,784
Deferred and other income taxes	49,957	875
Other liabilities	1,910	940

Total liabilities	442,651	444,809
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares — 1,000
Issued and outstanding shares — 100	—	—
Additional paid-in capital	64,811	16,865
Retained earnings (deficit)	(22,745)	20,389

Total stockholder’s equity	42,066	37,254

Total liabilities and stockholder’s equity	$484,717	$482,063

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenues	$32,515	$29,291	$57,660	$51,533
Operating expenses:
Program and technical, exclusive of deferred compensation expense (benefit) of $0 and $(94) for the three months ended June 30, 2007 and 2006, respectively, $0 and $(15) for the six months ended June 30, 2007 and 2006, respectively, and depreciation and amortization shown below	5,855	4,937	11,469	9,438
Promotional, exclusive of depreciation and amortization shown below	719	501	1,108	838
Selling, general and administrative, exclusive of deferred compensation expense (benefit) of $(2,820) and $(67) for the three months ended June 30, 2007 and 2006, respectively, $(3,952) and $129 for the six months ended June 30, 2007 and 2006, respectively, and depreciation and amortization shown below	10,207	8,527	19,869	16,654
Deferred compensation expense (benefit)	(2,820)	(161)	(3,952)	114
Depreciation and amortization	2,227	1,632	4,527	3,263
Impairment of broadcast licenses	—	1,600	—	1,600

Total operating expenses	16,188	17,036	33,021	31,907

Operating income	16,327	12,255	24,639	19,626
Interest expense, net of amount capitalized	(8,494)	(7,703)	(17,650)	(15,304)
Interest rate swap income	1,407	—	1,127	—
Interest and other income	66	28	105	58

Income before provision for income taxes	9,306	4,580	8,221	4,380
Provision for income taxes	(2,377)	(125)	(49,318)	(175)

Net income (loss)	$6,929	$4,455	$(41,097)	$4,205

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income (loss)	$(41,097)	$4,205
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,527	3,263
Amortization of deferred financing costs	601	496
Accretion on senior discount notes	3,108	2,792
Deferred compensation expense (benefit)	(3,952)	114
Impairment of broadcast licenses	—	1,600
Interest rate swap income	(1,127)	—
Provision for doubtful accounts	521	483
Changes in operating assets and liabilities:
Accounts receivable	(2,626)	(3,253)
Deferred compensation payment	(1,374)	—
Program rights	322	424
Amounts due to related parties	15	(138)
Prepaid expenses and other current assets	194	55
Employee advances	8	(327)
Accounts payable and accrued expenses	(1,321)	(1,163)
Accrued interest	(1,383)	182
Deferred taxes payable	49,082	—
Other assets and liabilities	134	61

Net cash provided by operating activities	5,632	8,794

Investing activities
Purchase of property and equipment	(8,543)	(7,670)
Acquisition of selected radio and television station assets (including amounts deposited in escrow)	(1,075)	(85)

Net cash used in investing activities	(9,618)	(7,755)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings	15,000	125,000
Payments of deferred financing costs	(307)	(1,888)
Payments on long-term debt and bank borrowings	(57,941)	(123,037)
Payment of amounts due to related parties	—	(1,800)
Capital contributions from Parent	47,946	—
Distributions to Parent	(1,950)	(798)

Net cash provided by (used in) financing activities	2,748	(2,523)

Net decrease in cash and cash equivalents	(1,238)	(1,484)
Cash and cash equivalents at beginning of period	1,501	1,797

Cash and cash equivalents at end of period	$263	$313

Supplemental disclosure of cash flow information:
Noncash amounts included in accounts payable:
Purchase of property and equipment	$350	$—

Cash paid during the period for:
Interest	$15,622	$11,792

Income taxes	$—	$—

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

LBI Media Holdings, Inc. (“LBI Media Holdings”) was incorporated in Delaware on June 23, 2003 and is a wholly owned subsidiary of Liberman Broadcasting, Inc., a Delaware corporation (successor in interest to LBI Holdings I, Inc.) (the “Parent” or “Liberman Broadcasting”). Pursuant to an Assignment and Exchange Agreement dated September 29, 2003, between the Parent and LBI Media Holdings, the Parent assigned to LBI Media Holdings all of its right, title and interest in 100 shares of common stock of LBI Media, Inc. (“LBI Media”) (constituting all of the outstanding shares of LBI Media) in exchange for 100 shares of common stock of LBI Media Holdings. Thus, upon consummation of the exchange, LBI Media became a wholly owned subsidiary of LBI Media Holdings.

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance of Senior Discount Notes (see Note 4) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends and distributions from its subsidiaries, which are subject to restriction by LBI Media’s 2006 Senior Credit Facilities and the indenture governing LBI Media’s 2007 Senior Subordinated Notes and previously, LBI Media’s 2002 Senior Subordinated Notes (see Note 4). The condensed financial information of LBI Media Holdings on a stand-alone basis is presented in Note 11.

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California and Texas. In addition, the Company owns television production facilities that are used to produce programming for Company-owned television stations. The Company sells commercial airtime on its radio and television stations to local and national advertisers. In addition, the Company has entered into time brokerage agreements with third parties for three of its radio stations. As more fully described in Note 5, certain of LBI Media Holdings’ indirect, wholly owned subsidiaries have entered into agreements to purchase selected assets of a television station in Ogden, Utah and a radio station in San Jacinto, California, which acquisitions are subject to customary closing conditions and regulatory approval by the Federal Communications Commission.

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

The Company’s television studio facilities in Burbank, California, Houston, Texas, and Dallas, Texas are owned and operated by its indirect, wholly owned subsidiaries, Empire Burbank Studios LLC (Empire), Liberman Television of Houston LLC and Liberman Television of Dallas LLC, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2006 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

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

3. Broadcast Licenses

The Company’s broadcast licenses are intangible assets with indefinite lives and are reviewed for impairment during the third quarter of each fiscal year, with additional evaluations performed if potential impairment indicators are noted. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the broadcast licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.7 million at June 30, 2007 and December 31, 2006.

If indicators of impairment are identified and the fair value estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded. The fair value of the Company’s broadcast licenses is determined by assuming that entry into the particular market took place as of the valuation date and considering the signal coverage of the related stations as well as the projected advertising revenues for the particular market(s) in which each station operates. The Company completed its annual impairment review of its broadcast licenses in the third quarter of 2006 and conducted a review of the fair value of some of its broadcast licenses in the second quarter of 2006. The Company adjusted the projected total advertising revenues in those markets in 2006, which was partially due to greater competition for revenues from non-traditional media, and determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market without taking into consideration the Company’s format or management capabilities. As a result, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of the Company’s broadcast licenses. In 2006, the Company recorded a total of $2.8 million in noncash impairment write-downs, or $1.6 million and $1.2 million in the second and third quarters, respectively. No adjustments to the carrying amounts of broadcast licenses for impairments were required during the three and six months ended June 30, 2007.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Term Debt

Long-term debt consists of the following (not including the debt of the Parent—see discussion below):

	June 30, 2007	December 31, 2006
	(In thousands)
2006 Revolver	$53,500	$96,000
2006 Term Loan	108,625	109,000
2002 Senior Subordinated Notes	150,000	150,000
Senior Discount Notes	59,608	56,500
2004 Empire Note	2,261	2,327

	373,994	413,827
Less current portion	(1,235)	(1,057)

	$372,759	$412,770

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

LBI Media’s 2006 Revolver and 2006 Term Loan

On May 8, 2006, LBI Media refinanced the 2004 Revolver with a new $110.0 million senior term loan credit facility (the “2006 Term Loan”) and a $150.0 million senior revolving credit facility (the “2006 Revolver”, and together with the 2006 Term Loan, the “2006 Senior Credit Facilities”). The 2006 Revolver includes a $5.0 million swing line sub-facility and allows for letters of credit up to the lesser of $5.0 million and the available remaining revolving commitment amount. LBI Media, however, has the option to request its lenders to increase the aggregate amount of the 2006 Senior Credit Facilities by an additional $50.0 million to $310.0 million (but the lenders are not obligated to increase the amount of the Senior Credit Facilities). The 2006 Term Loan and 2006 Revolver mature on March 31, 2012.

LBI Media must pay 0.25% of the original principal amount of the 2006 Term Loan each quarter ($275,000 quarterly or $1.1 million annually) plus 0.25% of any additional principal amount incurred in the future under the 2006 Term Loan. There are no scheduled reductions of commitments under the 2006 Revolver.

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Senior Credit Facilities bore interest at rates between 6.57% and 6.82%, including the applicable margin, at June 30, 2007.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. At June 30, 2007, LBI Media was in compliance with all such covenants.

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

In connection with the 2006 Senior Credit Facilities, LBI Media entered into an interest rate swap agreement with a notional principal amount of $80.0 million for three years and $60.0 million for the subsequent two years. LBI Media will receive interest at a fixed rate of 5.56% and pay interest at the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin specified in the agreements governing the 2006 Senior Credit Facilities. As this swap agreement did not meet the requirements for hedge accounting at its inception, changes in its fair value are recorded into earnings each period, with an offsetting asset or liability reflecting the fair value of the interest rate swap, related to the difference between the fixed rate and the floating rate of interest on the swap, recorded in the consolidated balance sheets. During the three months and six months ended June 30, 2007, the Company recognized interest rate swap income of $1,127,000 and $1,407,000, respectively, in its consolidated statements of operations and, at June 30, 2007, the Company recorded a $1,127,000 reduction to long-term liability in its consolidated balance sheet.

LBI Media’s 2002 Senior Subordinated Notes

In July 2002, LBI Media issued $150.0 million of senior subordinated notes due 2012 (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes bear interest at the rate of 10.125% per annum, and interest payments are to be made on a semi-annual basis each January 15 and July 15. All of LBI Media’s subsidiaries are wholly owned and provide full and unconditional joint and several guarantees of the 2002 Senior Subordinated Notes.

The indenture governing the 2002 Senior Subordinated Notes contains certain restrictive covenants that, among other things, limit LBI Media’s ability to borrow under the 2006 Revolver and previously, the 2004 Revolver, and pay dividends. LBI Media could borrow up to $150.0 million under the 2006 Revolver (subject to certain reductions under certain circumstances) without having to meet the restrictions contained in the indenture, but any amount over $150.0 million (subject to certain reductions under certain circumstances) would be subject to LBI Media’s compliance with a specified leverage ratio (as defined in the indenture of the 2002 Senior Subordinated Notes). At June 30, 2007, LBI Media was in compliance with all such covenants.

On July 23, 2007, LBI Media requested U.S. Bank National Association, as trustee, to notify the holders of its 2002 Senior Subordinated Notes that LBI Media has elected to redeem all of the outstanding 2002 Senior Subordinated Notes on August 22, 2007(the “Redemption Date”) at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to the Redemption Date (the “Redemption”). The Redemption will result in a loss in the third quarter of 2007 of approximately $7.6 million (including the write off of $2.2 million of unamortized deferred financing costs). The redemption notice to the trustee is irrevocable by LBI Media.

In connection with the Redemption, on July 23, 2007, LBI Media fully deposited the amount of the Redemption (approximately $159.2 million) into an irrevocable trust, the funds of which will be released to the holders of the 2002 Senior Subordinated Notes on the Redemption Date. As a result of LBI Media’s notification to the trustee and holders of the 2002 Senior Subordinated Notes of the Redemption and deposit of funds into an irrevocable trust for the benefit of such holders, as well as satisfaction of certain other procedural requirements, the indenture relating to the 2002 Senior Subordinated Notes has been discharged and it is no longer in effect as to the 2002 Senior Subordinated Notes issued thereunder.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LBI Media’s 2007 Senior Subordinated Notes

On July 23, 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due 2017 (the “2007 Senior Subordinated Notes”). The 2007 Senior Subordinated Notes were sold at 98.350% of the principal amount, resulting in gross proceeds of approximately $225.0 million. All of LBI Media’s subsidiaries are wholly owned and provide full and unconditional joint and several guarantees of the 2007 Senior Subordinated Notes.

The 2007 Senior Subordinated Notes bear interest at a rate of 8.5% per annum. Interest payments are to be made on a semi-annual basis each February 1 and August 1, commencing on February 1, 2008. The 2007 Senior Subordinated Notes will mature on August 1, 2017.

The indenture governing the 2007 Senior Subordinated Notes limits, among other things, LBI Media’s ability to borrow under the 2006 Revolver and pay dividends. LBI Media could borrow up to $150.0 million under the 2006 Revolver (subject to certain reductions under certain circumstances) without having to comply with specified leverage ratios contained in the indenture, but any amount over $150.0 million (subject to certain reductions under certain circumstances) would be subject to LBI Media’s compliance with a specified leverage ratio (as defined in the indenture of the 2007 Senior Subordinated Notes).

The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of certain indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below) earlier than one year prior to the stated maturity of the Senior Discount Notes unless such indebtedness is (i) unsecured, and (ii) pari passu or junior in right of payment to any outstanding subordinated indebtedness of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes.

Senior Discount Notes

On October 10, 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008, and instead, the value of the notes will be increased each period until it equals $68.4 million on October 15, 2008; such accretion (approximately $1.6 million and $1.4 million, for the three months ended June 30, 2007 and 2006, respectively, and $3.1 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively), is recorded as additional interest expense by LBI Media Holdings. After October 15, 2008, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date LBI Media Holdings makes such election. The Senior Discount Notes may be redeemed by LBI Media Holdings at any time on or after October 15, 2008 at redemption prices specified in the indenture governing the Senior Discount Notes, plus accrued and unpaid interest.

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of June 30, 2007, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to LBI Media’s 2006 Senior Credit Facilities and LBI Media’s 2002 Senior Subordinated Notes.

2004 Empire Note

On July 1, 2004, Empire, an indirect, wholly owned subsidiary of LBI Media Holdings, issued an installment note for approximately $2.6 million (the “2004 Empire Note”). The 2004 Empire Note bears interest at 5.52% per annum and is payable in monthly principal and interest payments of approximately $21,000 through maturity in July 2019. The borrowings under the 2004 Empire Note are secured primarily by all of Empire’s real property.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Debt Repayments

As of June 30, 2007, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

Fiscal Year	(in thousands)
2007	$617
2008	1,239
2009	1,247
2010	1,255
2011	1,264
Thereafter	368,372

$373,994

The above table does not include any repayment premium or any deferred compensation amount the Company may ultimately pay. Prior to the termination and payoff of the debt of the Parent (including redemption of the warrants) on March 30, 2007, interest payments and scheduled repayments relating to the debt of the Parent (including redemption of the warrants) were not included in the Company’s financial statements pursuant to SEC guidelines.

The debt of the Parent, which was repaid in full on March 30, 2007, is described more fully below.

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

The Parent Subordinated Notes were to be accreted through January 31, 2014, up to their $30 million redemption value; such accretion (approximately $0.3 million and $0.5 million during the three months and six months ended June 30, 2006, respectively, and $0.3 million during the six months ended June 30, 2007) was recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants were stated at fair value each reporting period with subsequent changes in fair value being recorded as interest expense.

Interest Paid and Capitalized

The total amount of interest paid (net of amounts capitalized) was approximately $4.7 million and $2.0 million, for the three months ended June 30, 2007 and 2006, respectively, and approximately $15.6 million and $11.8 million for the six months ended June 30, 2007 and 2006, respectively. Interest is capitalized on individually significant construction projects during the construction period. The amount of interest capitalized was approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2007, respectively. No interest was capitalized for the three and six months ended June 30, 2006.

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

$93,307

On May 15, 2007, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, entered into an asset purchase agreement with Utah Communications, LLC pursuant to which such subsidiaries agreed to acquire selected assets of Utah Communications, LLC’s owned and operated television station, KPNZ-TV, Ogden, Utah. The selected assets include, among other things, (i) licenses and permits authorized by the Federal Communications Commission for or in connection with the operation of the television station, (ii) transmitter site facilities, and (iii) broadcast and other television studio equipment used to operate the television station. The total purchase price will be approximately $10.0 million, subject to certain adjustments, of which $0.5 million has been deposited in escrow. Consummation of the acquisition is subject to customary closing conditions and regulatory approval from the Federal Communications Commission.

On July 16, 2007, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, entered into an asset purchase agreement with KWIE, LLC, KWIE Licensing LLC and Magic Broadcasting, Inc., pursuant to which such LBI Media subsidiaries agreed to acquire the selected assets of radio station KWIE-FM, 96.1 FM, licensed to San Jacinto, California. The selected assets include, among other things, (i) licenses and permits authorized by the Federal Communications Commission for or in connection with the operation of the station, (ii) antenna and transmitter facilities, and (iii) broadcast and other studio equipment used to operate the station. The total purchase price will be approximately $25.0 million in cash, subject to certain adjustments, of which $1.0 million has been deposited in escrow subsequent to June 30, 2007. Consummation of the acquisition is subject to customary closing conditions and regulatory approval from the Federal Communications Commission.

In connection with the transactions contemplated by the asset purchase agreement, Liberman Broadcasting of California LLC, KWIE, LLC and Magic Broadcasting, Inc. entered into a time brokerage agreement pursuant to which Liberman Broadcasting of California LLC will provide programming for KWIE-FM from August 1, 2007 until the earlier of the closing of the acquisition, termination of the asset purchase agreement or certain other events.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Until the “net value” of the Parent has been determined by appraisal as of each valuation date according to each employment agreement, the Company evaluates and estimates the deferred compensation liability under these employment agreements. As a part of the calculation of this Incentive Compensation, the Company uses the income and market valuation approaches to estimate the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Each employee negotiated the base amount at the time the employment agreement was entered into. The estimated vested and unpaid amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense is shown as deferred compensation expense (benefit) in the accompanying consolidated statements of operations; and related cash payments are shown as deferred compensation payments in the consolidated statements of cash flows.

At June 30, 2007 and December 31, 2006, the Company estimated that certain employees had vested in approximately $3.0 million and $8.3 million, respectively, of unpaid Incentive Compensation. In the fourth quarter of 2006 and the first quarter of 2007, the Company satisfied its obligations under an employment agreement that had a December 31, 2005 “net value” determination date and an employment agreement that had a December 31, 2006 “net value” determination date with aggregate cash payments of approximately $3.0 million. On August 3, 2007 the Company made a payment of approximately $3.0 million under an employment agreement with a December 31, 2006 “net value” determination date. Amounts credited to operating expenses related to those agreements, net of payments, were $2.8 million and $4.0 million for the three and six months ended June 30, 2007 because the amounts ultimately paid to the employees, whose net value were determined as of December 31, 2006, were less than amounts accrued on that date. The Company also has an employment agreement with a “net value” determination date of December 31, 2009.

Litigation

On July 13, 2007, one of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC (“LBI Sub”) entered into a settlement agreement with class action representatives to settle, subject to court approval, a previously disclosed class action lawsuit related to LBI Sub’s classification of certain employees under California overtime laws and a recently filed class action lawsuit alleging, among other things, violations of California labor laws with respect to providing meal and rest breaks to LBI Sub’s current and former employees.

In June 2005, eight former employees of LBI Sub filed suit in Los Angeles County Superior Court alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI Sub. The complaint alleged, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under the California Business and Professions Code. Plaintiffs sought to recover, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and their attorneys’ fees. In June 2007, two former employees of LBI Sub filed another suit in Los Angeles County Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI Sub. The complaint alleged, among other things, violations of California labor laws with respect to providing meal and rest breaks. Plaintiffs sought, among other relief, unspecified liquidated and general damages, declaratory, equitable and injunctive relief, and attorneys fees.

While LBI Sub denies the allegations in both lawsuits, it has agreed to the proposed settlement of both actions to avoid significant legal fees, other expenses and management time that would have to be devoted to the two litigation matters. The settlement, which is subject to final documentation and court approval, provides for a maximum settlement payment of $825,000 (including attorneys’ fees and costs and administrative fees). In the first quarter of 2007, the Company recorded a $350,000 reserve related to the complaint filed in June 2005. The Company recorded an additional $475,000 reserve in the second quarter of 2007 in connection with the settlement agreement.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In consideration of the settlement payment, the plaintiffs in both cases agreed, upon final court approval, to dismiss the two class actions with prejudice and to release all known and unknown claims arising out of or relating to such claims. The parties have agreed to cooperate to obtain the court’s approval of the settlement. The settlement will become effective and binding only if approved by the court.

The Company is subject to pending litigation arising in the normal course of business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

7. Related Party Transactions

The Company had approximately $2.7 million due from stockholders of the Parent and from affiliated companies at June 30, 2007 and December 31, 2006. The Company made loans of $146,590 and $75,000 on December 20, 2001 and July 29, 2002, respectively, to Jose Liberman and loans of $243,095, $32,000 and $1,916,563 on December 20, 2001, June 14, 2002 and July 9, 2002, respectively, to Lenard Liberman. Each of these loans bears interest at the alternative federal short-term rate published by the Internal Revenue Service for the month in which the advance was made, which rate was 2.48%, 2.91% and 2.84% for December 2001, June 2002 and July 2002, respectively. Each loan matures on the seventh anniversary of the date on which the loan was made.

The Company had approximately $690,000 due from one of its directors at June 30, 2007 and December 31, 2006. Except for one loan of $30,000 that does not bear interest or have a maturity date, the remainder of these loans to the director bear interest at 8.0% and mature on dates ranging from December 31, 2009 to December 31, 2010.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (LDL), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations.

8. Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments – radio operations and television operations. Management uses operating income before deferred compensation expense (benefit), depreciation and amortization, and impairment of broadcast licenses as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(in thousands)
Net revenues:
Radio operations	$17,075	$13,982	$29,136	$23,799
Television operations	15,440	15,309	28,524	27,734

Consolidated net revenues	32,515	29,291	57,660	51,533

Operating expenses, excluding depreciation and amortization, impairment of broadcast licenses and deferred compensation expense (benefit):
Radio operations	7,154	5,652	13,706	10,762
Television operations	9,627	8,313	18,740	16,168

Consolidated operating expenses, excluding depreciation and amortization, impairment of broadcast licenses and deferred compensation expense (benefit)	16,781	13,965	32,446	26,930

Operating income before depreciation and amortization, impairment of broadcast licenses and deferred compensation expense (benefit):
Radio operations	9,921	8,330	15,430	13,037
Television operations	5,813	6,996	9,784	11,566

Consolidated operating income before depreciation and amortization, impairment of broadcast licenses and deferred compensation expense (benefit):	15,734	15,326	25,214	24,603

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Depreciation and amortization expense:
Radio operations	1,079	598	2,231	1,196
Television operations	1,148	1,034	2,296	2,067

Consolidated depreciation and amortization expense:	2,227	1,632	4,527	3,263

Impairment of broadcast licenses:
Television operations	—	1,600	—	1,600

Consolidated impairment of broadcast licenses	—	1,600	—	1,600

Deferred compensation expense (benefit):
Radio operations	(2,820)	(161)	(3,952)	114

Consolidated deferred compensation expense (benefit)	(2,820)	(161)	(3,952)	114

Operating income:
Radio operations	11,662	7,893	17,151	11,727
Television operations	4,665	4,362	7,488	7,899

Consolidated operating income	$16,327	$12,255	$24,639	$19,626

Reconciliation of operating income before deferred compensation expense (benefit) and depreciation and amortization to income before income taxes:
Operating income before deferred compensation expense (benefit), depreciation and amortization	$15,734	$15,326	$25,214	$24,603
Depreciation and amortization	(2,227)	(1,632)	(4,527)	(3,263)
Impairment of broadcast licenses	—	(1,600)	—	(1,600)
Deferred compensation expense (benefit)	2,820	161	3,952	(114)
Interest expense, net of amount capitalized	(8,494)	(7,703)	(17,650)	(15,304)
Interest rate swap income	1,407	—	1,127	—
Interest and other income	66	28	105	58

Income before income taxes	$9,306	$4,580	$8,221	$4,380

9. Parent Issuance of Class A Common Stock

On March 30, 2007, affiliates of Oaktree Capital Management LLC and Tinicum Capital Partners II, L.P. purchased approximately 113 shares of Class A common stock of the Parent and the stockholders of the Parent. The sale of Class A common stock by the Parent resulted in net proceeds to the Parent of approximately $117.3 million. A portion of these net proceeds were used to repay the Parent’s Subordinated Notes and to redeem the related warrants (as described in Note 4). Approximately $47.9 million of the net proceeds were contributed by the Parent to LBI Media (through LBI Media Holdings). The contribution of $47.9 million was used by LBI Media to repay outstanding amounts under the 2006 Revolver on April 5, 2007.

In connection with the sale of its Class A common stock, the Parent and the stockholders of the Parent entered into an investor rights agreement that defines certain rights and obligations of the Parent and its stockholders. Pursuant to this investor rights agreement, the minority stockholders of the Parent have the right to consent, in their sole discretion, to certain transactions involving LBI Media Holdings, subsidiaries of LBI Media Holdings, and the Parent, including, among other things, certain acquisitions or dispositions of assets by LBI Media Holdings, subsidiaries of LBI Media Holdings, and the Parent. The investor rights agreement also contains customary representations and affirmative and negative covenants. At June 30, 2007, the Parent was in compliance with all such covenants.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commencing March 31, 2007, the Company will be included with its Parent in the filing of a consolidated federal income tax return and various state income tax returns. With regard to the consolidated filings, the members of the consolidated group presently intend to allocate tax expenses among the members, as if they were not included in the consolidated return (i.e., “stand alone” basis), to the entity responsible for generating the corresponding tax liability. Accordingly, the amount of federal and state income taxes currently payable will be calculated and paid on a “stand alone” basis. Therefore, the Company will remit to its Parent only those taxes that would be due if the Parent were the taxing authority (e.g. Internal Revenue Service). Any deferred income taxes will be accounted for on the financial statements of the Company.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reporting amounts in the consolidated financial statements. As a result of the loss of S corporation status, the Company has recorded a one-time non-cash charge of $46.9 million to adjust its deferred tax accounts. The charge is included in its provision for income taxes on the accompanying condensed consolidated statements of operations. The Company’s deferred tax liabilities as of June 30, 2007 and December 31, 2006 were approximately $50.0 million and $0.9 million, respectively, and result primarily from book and tax basis differences of the Company’s indefinite-lived intangible assets that, for tax purposes, are amortized over fifteen years.

In addition to the deferred tax liability for its indefinite-lived intangible assets, the Company has net deferred tax assets for which it has provided a full valuation allowance. The valuation allowance on deferred taxes relate to future deductible temporary differences for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. As of June 30, 2007 and December 31, 2006, the net deferred tax asset and the related valuation allowance were approximately $0.5 million and $0.3 million, respectively.

Adoption of FIN 48

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The pronouncement prescribes a recognition threshold and measurement attribute criteria for the financial statement effect of a tax position taken, not taken, or expected to be taken in a tax return. FIN 48 also provides guidance on recording the reversal of the financial statement effects previously recorded, classification, interest and penalties, interim period and transitional reporting, and disclosure.

The Company files income tax returns in the U.S. federal jurisdiction, California and Texas. The Company is no longer subject to federal or state income tax examinations for years prior to 2003 and 2002, respectively. The Company’s policy is to recognize interest related to unrecognized tax benefits and penalties as additional tax expense. Accrued interest at June 30, 2007 related to unrecognized tax benefits is approximately $239,000, of which $18,000 and $34,000, respectively, is included in tax expense for the three and six months ended June 30, 2007.

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the financial position of the Company. The cumulative effect adjustment, as a result of a change in accounting principle, reduced beginning retained earnings by approximately $787,000 ($654,000 to record unrecognized tax benefits and $133,000 of the related accrued interest). Therefore, as of the adoption date, the Company had gross tax affected unrecognized tax benefits of approximately $996,000. Also, as of the adoption date, the Company had accrued interest related to the unrecognized tax benefits of approximately $205,000. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in the period they are recognized. There was no effect on the tax rate in the current period as the transition adjustment was recorded as a change in accounting principle and, accordingly, other than the current period interest expense, did not impact the results of operations for the period.

As a result of the expiration of the statute of limitations in certain jurisdictions, it is reasonably possible that the accrual for certain related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will be decreased by approximately $400,000 over the next twelve months.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s income tax provision for the six months ended June 30, 2007 is approximately $49.3 million and is primarily attributable to the one time charge of $46.9 million to adjust its deferred tax accounts (see discussion above), approximately $200,000 of current federal and state taxes, and approximately $2.2 million of deferred tax expense attributable to the tax amortization of the indefinite lived intangibles. The Company’s income tax provision for the three months ended June 30, 2007 is approximately $2.4 million and is primarily attributable to $120,000 of current federal and state taxes and approximately $2.2 million of deferred tax expense as previously discussed.

The Company’s effective tax rate differs from the statutory rate due to the discrete items related to deferred taxes discussed above, the impact of state taxes and other permanent differences and finally the release of approximately $2.0 million of valuation allowance, associated with deferred tax assets realized during the three months ended June 30, 2007.

11. LBI Media Holdings, Inc. (Parent Company Only)

The terms of LBI Media’s 2006 Senior Credit Facilities (and previously, the 2004 Revolver) and the indenture governing LBI Media’s 2007 Senior Subordinated Notes (and previously, LBI Media’s 2002 Senior Subordinated Notes) restrict LBI Media’s ability to transfer net assets to LBI Media Holdings in the form of loans, advances, or cash dividends. The following parent-only condensed financial information presents balance sheets and related statements of operations and cash flows of LBI Media Holdings by accounting for the investments in the owned subsidiaries on the equity method of accounting. The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Balance Sheet Information:

(in thousands)

	As of
	June 30, 2007	December 31, 2006
Assets
Prepaid expenses and other current assets	$1	$—
Deferred financing costs	1,240	1,339
Investment in subsidiaries	100,419	92,404
Other assets	14	11

Total assets	$101,674	$93,754

Liabilities and stockholder’s equity
Long term debt	$59,608	$56,500
Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	64,811	16,865
Retained earnings	(22,745)	20,389

Total stockholder’s equity	42,066	37,254

Total liabilities and stockholder’s equity	$101,674	$93,754

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Operations Information:

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income (loss):
Equity earnings (losses) of subsidiaries	$8,568	$5,932	$(37,890)	$7,098
Expenses:
Interest expense	(1,639)	(1,477)	(3,208)	(2,893)

Income before taxes	6,929	4,455	(41,098)	4,205
Income tax (expense) benefit	—	—	1	—

Net income (loss)	$6,929	$4,455	$(41,097)	$4,205

Condensed Statement of Flows Information:

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows provided by operating activities:
Net income (loss)	$(41,097)	$4,205
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses (earnings) of subsidiaries	37,890	(7,098)
Amortization of deferred financing costs	99	98
Accretion on senior discount notes	3,108	2,792
Change in prepaid expenses and other current assets	(1)	—
Change in other assets	(3)	3
Change in accounts payable and accrued expenses	—	—
Distributions from subsidiaries	1,908	798

Net cash provided by operating activities	1,904	798

Cash flows provided by (used in) financing activities:
Investment in subsidiary	(47,900)	—
Capital contributions from Parent	47,946	—
Distributions to Parent	(1,950)	(798)

Net cash used in financing activities	(1,904)	(798)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K (File No. 333-110122). This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words “believe”, “expect”, “estimate”, “may”, “will”, “could”, “plan”, or “continue”, and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements.

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

We are organized as a Delaware corporation. Prior to March 30, 2007, we were a “qualified subchapter S subsidiary” as we were deemed for tax purposes to be part of our parent, an “S corporation” under federal and California state tax laws. Accordingly, our taxable income was reported by the stockholders of our parent on their respective federal and state income tax returns. As a result of the sale of Class A common stock of our parent (as described below under “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”), Liberman Broadcasting, Inc., a Delaware corporation, no longer qualifies as an S Corporation, and none of its subsidiaries, including us, are able to qualify as qualified subchapter S subsidiaries. Thus, we have been taxed at regular corporate rates since March 30, 2007.

Sale and Issuance of Liberman Broadcasting’s Class A Common Stock

On March 30, 2007, our parent, Liberman Broadcasting, sold shares of its Class A common stock to affiliates of Oaktree Capital Management LLC and Tinicum Capital Partners II, L.P. The sale resulted in net proceeds to Liberman Broadcasting of $117.3 million. A portion of these net proceeds were used to repay Liberman Broadcasting’s 9% subordinated notes due 2014 and to redeem related warrants to purchase shares of common stock of the predecessor of Liberman Broadcasting. Liberman Broadcasting contributed approximately $47.9 million of the net proceeds to us, and we, in turn, contributed $47.9 million to LBI Media. LBI Media used the proceeds contributed to it to repay outstanding amounts borrowed under LBI Media’s senior revolving credit facility.

In connection with the sale of Liberman Broadcasting’s Class A common stock, Liberman Broadcasting and its stockholders entered into an investor rights agreement that defines certain rights and obligations of Liberman Broadcasting and the stockholders of Liberman Broadcasting. Pursuant to this investor rights agreement, the investors have the right to consent to certain transactions involving us, Liberman Broadcasting, and our subsidiaries, including:

•	certain acquisitions or dispositions of assets by us, Liberman Broadcasting and our subsidiaries that are consummated on or after September 30, 2009;

•

certain transactions between us, Liberman Broadcasting and our subsidiaries, on the one hand, and Jose Liberman, our chairman and president and chairman and president of LBI Media, Lenard Liberman, our executive vice president, chief financial officer and secretary and executive vice president, chief financial officer and secretary of LBI Media, or certain of their respective family members, on the other hand;

•	certain issuances of equity securities to employees or consultants of ours, Liberman Broadcasting, and our subsidiaries;

•	certain changes in the compensation arrangements with Jose Liberman, Lenard Liberman or certain of their respective family members;

•	material modifications in our business strategy and the business strategy of Liberman Broadcasting and our subsidiaries;

•	commencement of a bankruptcy proceeding related to us, Liberman Broadcasting, and our subsidiaries;

•	certain issuances of new equity securities to the public prior to March 30, 2010;

•	certain changes in our corporate form to an entity other than a Delaware corporation;

•	any change in Liberman Broadcasting’s auditors to a firm that is not a big four accounting firm; and

•	certain change of control transactions.

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

On May 15, 2007, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, entered into an asset purchase agreement with Utah Communications, LLC pursuant to which our subsidiaries agreed to acquire selected assets of Utah Communications, LLC’s owned and operated television station, KPNZ-TV, Ogden, Utah. The selected assets include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the television station, (ii) transmitter site facilities, and (iii) broadcast and other television studio equipment used to operate the television station. The purchase of these assets marks our first entry into this market. The total purchase price will be approximately $10.0 million, subject to certain adjustments, of which $0.5 million has been deposited in escrow. Consummation of the acquisition is subject to customary closing conditions and regulatory approval from the FCC.

On July 16, 2007, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, entered into an asset purchase agreement with KWIE, LLC, KWIE Licensing LLC and Magic Broadcasting, Inc. pursuant to which our subsidiaries agreed to acquire the selected assets of radio station KWIE-FM, 96.1 FM, licensed to San Jacinto, California, from KWIE, LLC, KWIE Licensing LLC and Magic Broadcasting, Inc. The selected assets include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, and (iii) broadcast and other studio equipment used to operate the station. The total purchase price will be approximately $25.0 million in cash, subject to certain adjustments, of which $1.0 million has been deposited in escrow. Consummation of the acquisition is subject to customary closing conditions and regulatory approval from the FCC.

In connection with the transactions contemplated by the asset purchase agreement, Liberman Broadcasting of California LLC, KWIE, LLC and Magic Broadcasting, Inc. entered into a time brokerage agreement pursuant to which Liberman Broadcasting of California LLC will provide programming for KWIE-FM from August 1, 2007 until the earlier of the closing of the acquisition, termination of the asset purchase agreement or certain other events.

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

Legal Proceedings

On July 13, 2007, one of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC, or LBI, entered into a settlement agreement with class action representatives to settle, subject to court approval, a previously disclosed class action lawsuit related to LBI’s classification of certain employees under California overtime laws and a recently filed class action lawsuit alleging, among other things, violations of California labor laws with respect to providing meal and rest breaks to LBI’s current and former employees.

In June 2005, eight former employees of LBI filed suit in Los Angeles County Superior Court alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI. The complaint alleged, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under the California Business and Professions Code. Plaintiffs sought to recover, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and their attorneys’ fees. In June 2007, two former employees of LBI filed another suit in Los Angeles County Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI. The complaint alleged, among other things, violations of California labor laws with respect to providing meal and rest breaks. Plaintiffs sought, among other relief, unspecified liquidated and general damages, declaratory, equitable and injunctive relief, and attorneys fees.

While LBI denies the allegations in both lawsuits, it has agreed to the proposed settlement of both actions to avoid significant legal fees, other expenses and management time that would have to be devoted to the two litigation matters. The settlement, which is subject to final documentation and court approval, provides for a maximum settlement payment of $825,000 (including attorneys’ fees and costs and administrative fees). In the first quarter of 2007, we recorded a $350,000 reserve related to the complaint filed in June 2005. In the second quarter of 2007, we recorded an additional $475,000 in connection with the settlement agreement.

In consideration of the settlement payment, the plaintiffs in both cases agreed, upon final court approval, to dismiss the two class actions with prejudice and to release all known and unknown claims arising out of or relating to such claims. The parties have agreed to cooperate to obtain the court’s approval of the settlement. The settlement will become effective and binding only if approved by the court.

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(In thousands)
Net revenues:
Radio	$17,075	$13,982	22.1%	$29,136	$23,799	22.4%
Television	15,440	15,309	0.9%	28,524	27,734	2.8%

Total	$32,515	$29,291	11.0%	$57,660	$51,533	11.9%

Total operating expenses before deferred compensation expense (benefit), impairment of broadcast licenses and depreciation and amortization:
Radio	$7,154	$5,652	26.6%	$13,706	$10,762	27.4%
Television	9,627	8,313	15.8%	18,740	16,168	15.9%

Total	$16,781	$13,965	20.2%	$32,446	$26,930	20.5%

Deferred compensation expense (benefit):
Radio	$(2,820)	$(161)	1651.6%	$(3,952)	$114	(3566.7)%

Total	$(2,820)	$(161)	1651.6%	$(3,952)	$114	(3566.7)%

Impairment of broadcast licenses:
Television	$—	$(1,600)		$—	$(1,600)

Total	$—	$(1,600)		$—	$(1,600)

Depreciation and amortization:
Radio	$1,079	$598	80.4%	$2,231	$1,196	86.5%
Television	1,148	1,034	11.0%	2,296	2,067	11.1%

Total	$2,227	$1,632	36.5%	$4,527	$3,263	38.7%

Operating Income:
Radio	$11,662	$7,893	47.8%	$17,151	$11,727	46.3%
Television	4,665	4,362	6.9%	7,488	7,899	(5.2)%

Total	$16,327	$12,255	33.2%	$24,639	$19,626	25.5%

Adjusted EBITDA (1):
Radio	$12,741	$8,491	50.0%	$19,382	$12,923	50.0%
Television	5,813	6,996	(16.9)%	9,784	11,566	(15.4)%

Total	$18,554	$15,487	19.8%	$29,166	$24,489	19.1%

(1)	We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), gain (loss) on sale of property and equipment, gain (loss) on sale of investments, net interest expense, interest rate swap expense, impairment of broadcast licenses, and depreciation and amortization. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain noncash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

In determining our Adjusted EBITDA in past years, we treated deferred compensation expense (benefit) as a noncash item, because we had the option and the intention to pay such amounts in the common stock of our parent after our parent’s initial public offering. Our first payment became due in 2006 and we have made additional payments in 2007. We have determined that we can no longer meet the conditions necessary to pay the deferred compensation in stock. Accordingly, we have settled our deferred compensation amounts in cash. We have presented prior periods’ Adjusted EBITDA to conform to this current treatment. As a result, Adjusted EBITDA for prior periods may appear as a different amount from what we have reported in prior periods.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net cash provided by operating activities	$6,247	$8,093	$5,632	$8,794
Add:
Income tax expense	2,377	125	49,318	175
Interest expense and other income, net	8,428	7,675	17,545	15,246
Less:
Amortization of deferred financing costs	(301)	(247)	(601)	(496)
Accretion on senior discount notes	(1,589)	(1,427)	(3,108)	(2,792)
Provision for doubtful accounts	(300)	(276)	(521)	(483)
Deferred compensation benefit (expense)	2,820	161	3,952	(114)
Changes in operating assets and liabilities:
Accounts receivable	5,080	4,677	2,626	3,253
Deferred compensation payment	—	—	1,374	—
Program rights	(144)	(208)	(322)	(424)
Amounts due from related parties	(6)	52	(15)	138
Prepaid expenses and other current assets	(156)	(193)	(194)	(55)
Employee advances	(13)	394	(8)	327
Accounts payable and accrued expenses	565	687	1,321	1,163
Accrued interest	(2,088)	(3,996)	1,383	(182)
Deferred taxes payable	(3,024)	—	(49,082)	—
Other assets and liabilities	658	(30)	(134)	(61)

Adjusted EBITDA	$18,554	$15,487	$29,166	$24,489

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Net Revenues. Net revenues increased by $3.2 million, or 11.0%, to $32.5 million for the three months ended June 30, 2007, from $29.3 million for the same period in 2006. The increase was primarily attributable to increased advertising revenue from our Los Angeles and Dallas radio markets. In Dallas, this revenue growth is attributable to an existing FM radio station and our recently acquired radio station assets. Our Texas television stations also contributed to our overall revenue growth for the three months ended June 30, 2007.

Net revenues for our radio segment increased by $3.1 million, or 22.1%, to $17.1 million for the three months ended June 30, 2007, from $14.0 million for the same period in 2006. Increases in revenue at our new and existing Dallas radio stations were augmented by an increase in revenues at our Los Angeles radio stations. The increase in our advertising revenue in Dallas was due to increases in our audience and the acceptance by advertisers of our newly formatted stations in Dallas.

Net revenues for our television segment increased by $0.1 million, or 0.9%, to $15.4 million for the three months ended June 30, 2007, from $15.3 million for the same period in 2006. This increase was attributable to increased advertising revenue in our Texas markets. We believe television revenues have increased as a result of wider acceptance by viewers and by advertisers of our innovative programming strategy.

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

Total operating expenses. Total operating expenses decreased by $0.8 million, or 5.0%, to $16.2 million for the three months ended June 30, 2007 from $17.0 million for the same period in 2006. This decrease was primarily due to:

(1)	a $2.7 million decrease in deferred compensation expense because the amount that was ultimately paid to an employee in August 2007 was less than the amount that had been accrued at March 31, 2007; and

(2)	a $1.6 million decrease in impairment charges for a certain broadcast license that was recorded in the second quarter of 2006.

These decreases in operating expenses were partially offset by:

(1)	a $1.7 million increase in selling, general and administrative expenses due to higher salaries, commissions and other selling expenses, attributable to increased staffing associated with our growth in net revenues, additional expenses related to the Dallas radio stations that we acquired in November 2006, and a $0.4 million reserve recorded in connection with a settlement agreement for certain legal matters (see “—Legal Proceedings”);

(2)	a $0.9 million increase in programming expenses primarily related to additional production of in-house television programs, and additional expenses related to our Dallas radio stations that we acquired in November 2006, and

(3)	a $0.6 million increase in depreciation and amortization due primarily to increased capital expenditures for existing properties.

Of the above increases in operating expenses, approximately $1.6 million of the increase included expenses primarily attributable to our new Dallas stations, which we acquired in November 2006.

Our deferred compensation liability can increase in future periods based on changes in the employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting. See “—Critical Accounting Policies—Deferred Compensation.”

We believe that our total operating expenses, before consideration of any impairment charges, will increase through the end of 2007 due to increased programming costs related to our television segment and increased sales commissions and administrative expenses associated with our anticipated net revenue growth. In addition, we will incur additional expenses related to the operation of our newly acquired radio stations in Dallas, and, subject to closing and regulatory approvals, certain stations we are in the process of acquiring. Continued growth in expenses may also occur as a result of future acquisitions of radio and television assets. We anticipate that the growth rate of our 2007 total operating expenses, excluding any impairment charges, will be lower than the growth rate of our 2007 net revenue. This expectation could be negatively impacted by the acquisition of KPNZ-TV, KWIE-FM, and the number and size of additional radio and television assets that we acquire, if any.

Total operating expenses for our radio segment decreased by $0.7 million, or 11.1%, to $5.4 million for the three months ended June 30, 2007, from $6.1 million for the same period in 2006. This decrease was primarily the result of a $2.7 million decrease in deferred compensation expense because the amount that was ultimately paid to an employee in August 2007 was less than the amount that had been accrued at March 31, 2007. The decrease was partially offset by:

(1)	a $0.9 million increase in selling, general and administrative expenses, due primarily to increased salaries, including new personnel and start up costs in connection with our new Dallas stations;

(2)	a $0.5 million increase in depreciation and amortization due primarily to increased capital expenditures for new and existing properties; and

(3)	a $0.4 million increase in programming expenses primarily attributable to the reformatting and programming of our new Dallas stations.

Of the above increases in operating expenses, approximately $1.6 million of the increase included expenses primarily attributable to our new Dallas stations, the assets of which were acquired in November 2006.

Total operating expenses for our television segment decreased by $0.1 million, or 1.6%, to $10.8 million for the three months ended June 30, 2007, from $10.9 million for the same period in 2006. This decrease was primarily due to a $1.6 million decrease in impairment charges related to a certain broadcast license that was recorded in the first quarter of 2006. The decrease was partially offset by:

(1)	a $0.8 million increase in selling, general and administrative expenses related to higher sales salaries and commissions associated with our revenue growth and a $0.4 million reserve recorded in connection with a settlement agreement for certain legal matters (see “—Legal Proceedings”);

(2)	a $0.5 million increase in programming expenses related to the additional production of in-house programming; and

(3)	a $0.1 million increase in depreciation and amortization due primarily to increased capital expenditures for existing properties.

Interest expense, net. Interest expense, net, decreased by $0.7 million, or 8.5%, to $7.0 million for the three months ended June 30, 2007, from $7.7 million for the corresponding period in 2006. Interest expense decreased in the second quarter of 2007 primarily due to repayment by LBI Media of approximately $47.9 million under its senior revolving credit facility in April 2007 from the contribution of net proceeds received by it from our parent as a result of the sale of Liberman Broadcasting’s Class A common stock, partially offset by additional accretion on our senior discount notes issued in October 2003.

Provision for income taxes. Our provision for income taxes increased by $2.3 million, to $2.4 million for the three months ended June 30, 2007, from $0.1 million for the corresponding period in 2006. As described above under “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”, certain investors purchased shares of our parent’s Class A common stock. As a result, our parent no longer qualifies as an “S corporation” and we and our subsidiaries are no longer qualified as “qualified subchapter S corporations.”

Net income. We recognized net income of $6.9 million for the three months ended June 30, 2007, as compared to net income of $4.5 million for the same period of 2006, an increase of $2.4 million, or 55.5%. This increase was primarily attributable to a credit to deferred compensation expense as discussed above.

Adjusted EBITDA. Adjusted EBITDA increased by $3.1 million, or 19.8%, to $18.6 million for the three months ended June 30, 2007 as compared to $15.5 million for the same period in 2006 primarily as a result of increased revenues from our Dallas radio stations and a credit to deferred compensation expense because the amount ultimately paid to an employee in August 2007 was less than the amount that was accrued at March 31, 2007. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment increased by $4.2 million, or 50.1%, to $12.7 million for the three months ended June 30, 2007, from $8.5 million for the same period in 2006. The increase was primarily the result of increased revenues in the Dallas market and a credit to deferred compensation expense as discussed above.

Adjusted EBITDA for our television segment decreased by $1.2 million, or 16.9% to $5.8 million for the three months ended June 30, 2007, from $7.0 million for the same period in 2006. The decrease was primarily the result of increased programming expense, partially offset by an overall increase in net revenues in our television segment.

Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006

Net Revenues. Net revenues increased by $6.2 million, or 12.0%, to $57.7 million for the six months ended June 30, 2007, from $51.5 million for the same period in 2006. The increase was primarily attributable to increased advertising revenue from our Los Angeles and Dallas radio markets. In Dallas, we own an existing FM radio station and five additional radio stations that we acquired in November 2006. Our television segment revenues also contributed an increase in net revenues for the six months ended June 30, 2007.

Net revenues for our radio segment increased by $5.3 million, or 22.4%, to $29.1 million for the six months ended June 30, 2007, from $23.8 million for the same period in 2006. Increases in revenue at our new and existing Dallas radio stations were augmented by an increase in revenues at our Los Angeles radio stations. The increase in our advertising revenue in Dallas was partially due to the acceptance by advertisers of our newly formatted stations in Dallas.

Net revenues for our television segment increased by $0.8 million, or 2.8%, to $28.5 million for the six months ended June 30, 2007, from $27.7 million for the same period in 2006. This increase was attributable to increased advertising revenue in our Texas markets. We believe television revenues have increased as a result of wider acceptance by viewers and by advertisers of our innovative programming strategy.

Total operating expenses. Total operating expenses increased by $1.1 million, or 3.5%, to $33.0 million for the six months ended June 30, 2007 from $31.9 million for the same period in 2006. This increase was primarily attributable to:

(1)	a $3.2 million increase in selling, general and administrative expenses due to higher salaries, commissions and other selling expenses, attributable to increased staffing associated with our growth in net revenues, expenses related to our newly acquired Dallas radio stations and a $0.8 million reserve recorded in connection with a settlement agreement for certain legal matters (see “—Legal Proceedings”);

(2)	a $2.0 million increase in programming expenses primarily related to additional production of in-house television programs; and

(3)	a $1.3 million increase in depreciation and amortization due primarily to increased capital expenditures for existing properties

The increases in operating expenses were partially offset by:

(1)	a $4.1 million decrease in deferred compensation expense because the amounts that were ultimately paid to two employees in the first quarter of 2007 and in August 2007 were less than the amounts that had been accrued at December 31, 2006; and

(2)	a $1.6 million decrease in impairment charges for a certain broadcast license that was recorded in the second quarter of 2006.

Of the above increases in operating expenses, approximately $3.2 million of the increase included expenses primarily attributable to our newly acquired Dallas stations, which we began operating in November 2006.

Total operating expenses for our radio segment decreased by $0.1 million, or 0.7%, to $12.0 million for the six months ended June 30, 2007, from $12.1 million for the same period in 2006. This decrease was primarily the result of a $4.1 million decrease in deferred compensation expense because the amounts that were ultimately paid to two employees in 2007 were less than the amounts that had been accrued at December 31, 2006. The decrease was partially offset by:

(1)	a $1.8 million increase in selling, general and administrative expenses, due primarily to increased salaries, including new personnel and start up costs in connection with our new Dallas stations;

(2)	a $1.0 million increase in depreciation and amortization due primarily to increased capital expenditures for existing properties; and

(3)	a $0.9 million increase in programming expenses primarily attributable to the reformatting and programming of our new Dallas stations.

Of the above increases in operating expenses, approximately $3.2 million of the increase included expenses primarily attributable to our new Dallas stations, the assets of which were acquired in November 2006.

Total operating expenses for our television segment increased by $1.2 million, or 6.1%, to $21.0 million for the six months ended June 30, 2007, from $19.8 million for the same period in 2006. This increase was primarily due to:

(1)	a $1.4 million increase in selling, general and administrative expenses related to higher sales salaries and commissions associated with our revenue growth and a $0.8 million reserve recorded in connection with a settlement agreement for certain legal matters (see “—Legal Proceedings”);

(2)	a $1.1 million increase in programming expenses related to the additional production of in-house programming; and

(3)	a $0.2 million increase in depreciation and amortization due primarily to increased capital expenditures for existing properties.

Interest expense, net. Interest expense, net, increased by $1.2 million, or 7.7%, to $16.4 million for the six months ended June 30, 2007, from $15.2 million for the corresponding period in 2006. Interest expense increased primarily due to (1) increased borrowings under LBI Media’s senior revolving credit facilities relating to the acquisition of the selected assets of our Dallas radio stations and (2) additional accretion on our senior discount notes issued in October 2003.

Provision for income taxes. Our provision for income taxes increased by $49.1 million, to $49.3 million for the six months ended June 30, 2007, from $0.2 million for the corresponding period in 2006. As described above under “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”, certain investors purchased shares of our parent’s Class A common stock. As a result, our parent no longer qualifies as an “S corporation” and we and our subsidiaries are no longer qualified as “qualified subchapter S corporations.” Accordingly, we recorded a one-time non-cash charge of $46.9 million to adjust our deferred tax accounts in the first quarter of 2007.

Net income (loss). We recognized net loss of $41.1 million for the six months ended June 30, 2007, as compared to net income of $4.2 million for the same period of 2006, a decrease of $45.3 million. This change was primarily attributable to the one-time non-cash charge of $46.9 million to our deferred tax accounts.

Adjusted EBITDA. Adjusted EBITDA increased by $4.7 million, or 19.1%, to $29.2 million for the six months ended June 30, 2007 as compared to $24.5 million for the same period in 2006 primarily as a result of increased revenues from our radio stations and charges to deferred compensation expense because the amount ultimately paid to employees in 2007 was less than the amount that was accrued at December 31, 2006. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment increased by $6.5 million, or 50.0%, to $19.4 million for the six months ended June 30, 2007 as compared to $12.9 million for the same period in 2006. The increase was primarily the result of increased advertising revenue in our Los Angeles and Dallas markets and charges to deferred compensation expense as discussed above.

Adjusted EBITDA for our television segment decreased by $1.8 million, or 15.4% to $9.8 million for the six months ended June 30, 2007, from $11.6 million for the same period in 2006. This decrease was primarily the result of increased programming expense, partially offset by an overall increase in net revenues in our television segment.

Liquidity and Capital Resources

LBI Media’s Senior Credit Facilities. Our primary sources of liquidity are cash provided by operations and available borrowings under our subsidiary’s, LBI Media’s, $150.0 million senior revolving credit facility. On May 8, 2006, LBI Media refinanced its prior $220.0 million senior revolving credit facility with a $150.0 million senior revolving credit facility and a $110.0 million senior term loan facility. LBI Media has, however, the option to request its lenders to increase the aggregate amount of its senior credit facilities by $50.0 million to $310.0 million (but, LBI Media’s lenders are not obligated to so increase the amount of its senior credit facilities). Under the senior revolving credit facility, LBI Media has a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to LBI Media under the senior revolving credit facility and may not exceed the lesser of $5.0 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the senior revolving credit facility. Under the senior term loan facility, LBI Media must pay 0.25% of the original principal amount of the term loans each quarter, or $275,000, plus 0.25% of any additional principal amount incurred in the future under the senior term loan facility. The senior credit facilities mature on March 31, 2012.

As of June 30, 2007, LBI Media had $53.5 million aggregate principal amount outstanding under the senior revolving credit facility and $108.6 million aggregate principal amount of outstanding senior term loans. Since June 30, 2007, LBI Media has repaid, net of borrowings, approximately $53.5 million under its senior revolving credit facility primarily with the net proceeds received from the issuance of its 8 1/2% senior subordinated notes on July 23, 2007.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for term loans is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At June 30, 2007, borrowings under the senior credit facilities bore interest at rates between 6.57% and 6.82%, including the applicable margin.

Under the indentures governing LBI Media’s 8 1/2% senior subordinated notes, our senior discount notes (described below), and previously, LBI Media’s 10 1/8% senior subordinated notes, LBI Media is limited in its ability to borrow under the senior revolving credit facility and to borrow additional amounts under the senior term loan facility. In addition to the $110.0 million that has already been borrowed under the senior term loan facility, LBI Media may borrow up to $150.0 million under the senior credit facilities (subject to certain reductions under certain circumstances) without having to comply with specified leverage ratios under the indentures governing its 8 1/2% senior subordinated notes and our senior discount notes, but any amount over such $150.0 million that LBI Media may borrow under the senior credit facilities (subject to certain reductions under certain circumstances) will be subject to LBI Media’s and our compliance with specified leverage ratios (as defined in the indentures governing LBI Media’s 8 1/ 2% senior subordinated notes and our senior discount notes). Also, the indenture governing LBI Media’s 8 1/ 2% senior subordinated notes prohibits borrowings under LBI Media’s senior credit facilities, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to their stated maturity.

LBI Media’s senior credit facilities contain customary restrictive covenants that, among other things, limit its ability to incur additional indebtedness and liens in connection therewith and pay dividends. Under the senior revolving credit facility, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement).

LBI Media’s 10 1/8% Senior Subordinated Notes. In July 2002, LBI Media issued $150.0 million of 10 1 /8% senior subordinated notes that mature in 2012. Under the terms of LBI Media’s 10 1/8% senior subordinated notes, it paid semi-annual interest payments of approximately $7.6 million each January 15 and July 15. The indenture governing its 10 1/8% senior subordinated notes contained certain restrictive covenants that, among other things, limited its ability to incur additional indebtedness and pay dividends. As of June 30, 2007, LBI Media was in compliance with these covenants. On July 23, 2007, LBI Media deposited amounts in trust to redeem all of its outstanding 10 1/8% senior subordinated notes at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to August 22, 2007, the redemption date, for approximately $159.2 million. As a result, the indenture relating to the 10 1/8% senior subordinated notes has been discharged and is no longer in effect as to the 10 1/8% senior subordinated notes issued thereunder.

LBI Media’s 8 1/2% Senior Subordinated Notes. On July 23, 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8 1/2% Senior Subordinated Notes that mature in 2017, resulting in gross proceeds of approximately $225.0 million and net proceeds of approximately $221.6 million after certain transaction costs. Under the terms of LBI Media’s 8 1/2% senior subordinated notes, it must pay semi-annual interest payments of approximately $9.7 million each February 1 and August 1, commencing February 1, 2008. LBI Media may redeem the 8 1/2% senior subordinated notes at any time on or after August 1, 2012 at redemption prices specified in the indenture governing its 8 1/2% senior subordinated notes, plus accrued and unpaid interest. At any time prior to August 1, 2012, LBI Media may redeem some or all of its 8 1/2% senior subordinated notes at a redemption price equal to a “make whole” amount as set forth in the indenture governing the senior subordinated notes. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings completed on or prior to August 1, 2010 at a redemption price of 108.5% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the applicable redemption date.

The indenture governing these notes contains restrictive covenants that limit, among other things, LBI Media’s and its subsidiaries’ ability to incur additional indebtedness, issue certain kinds of equity, and make particular kinds of investments. The indenture governing LBI Media’s 8 1/2% senior subordinated notes also prohibits the incurrence of certain indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, and (ii) pari passu or junior in right of payment to any outstanding subordinated indebtedness of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 8 1/2% senior subordinated notes.

Senior Discount Notes. In October 2003, we issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest will not accrue or be payable on the senior discount notes prior to October 15, 2008 and instead the accreted value of the senior discount notes will increase until such date. Thereafter, cash interest on the senior discount notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that we may make a cash interest election on any interest payment date prior to October 15, 2008. If we make a cash interest election, the principal amount of the senior discount notes at maturity will be reduced to the accreted value of the senior discount notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date we makes such election. We may redeem the senior discount notes at any time on or after October 15, 2008 at redemption prices specified in the indenture governing our senior discount notes, plus accrued and unpaid interest.

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

Summary of Indebtedness. The following table summarizes our various levels of indebtedness at June 30, 2007. As described below, the debt of our parent, Liberman Broadcasting’s 9% subordinated notes, was paid in full on March 30, 2007.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$53.5 million(1)	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio

LBI Media, Inc.	$110.0 million senior secured term loan credit facility	$108.6 million	March 31, 2012	LIBOR plus 1.50% per annum, or base rate plus 0.50% per annum

LBI Media, Inc.	Senior subordinated notes	$150.0 million(2)	July 15, 2012	10.125%

LBI Media Holdings Inc.	Senior discount notes	$59.6 million	October 15, 2013	11%

Empire Burbank Studios LLC	Mortgage note	$2.3 million	July 1, 2019	5.52%

(1)

LBI Media has repaid, net of borrowings, approximately $53.5 million under its senior secured revolving credit facility since June 30, 2007. This repayment was primarily from the net proceeds of the sale of approximately $228.8 million 8 1/2% senior subordinated notes that mature in 2017. See Note (2) below.

(2)

On July 23, 2007, LBI Media issued approximately $228.8 million 8 1/2% senior subordinated notes due 2017. The 8 1/2% senior subordinated notes mature on August 1, 2017. On July 23, 2007, LBI Media also elected to redeem all of the outstanding 10.125% senior subordinated notes for approximately $159.2 million. The redemption date is August 22, 2007.

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

As described above under “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”, on March 30, 2007, our parent sold shares of its Class A common stock to certain investors. The net proceeds from the sale of Liberman Broadcasting’s Class A common stock by Liberman Broadcasting were used in part to repay its 9% subordinated notes (including accrued interest) and to redeem the related warrants.

Cash Flows. Cash and cash equivalents were $0.3 million and $1.5 million at June 30, 2007 and December 31, 2006 respectively. Our cash balance at June 30, 2007 was lower as a result primarily of LBI Media’s repayments on its long term debt.

Net cash flow provided by operating activities was $5.6 million and $8.8 million for the six months ended June 30, 2007 and June 30, 2006, respectively. The decrease in our net cash flow provided by operating activities was primarily the result of a deferred compensation payment of approximately $1.3 million in March 2007 and decreases in our accounts payable.

Net cash flow used in investing activities was $9.6 million and $7.8 million for the six months ended June 30, 2007 and 2006, respectively. Capital expenditures were $8.5 million for the six months ended June 30, 2007 compared to $7.7 million in the same period in 2006. During the second quarter of 2007, capital expenditures for property and equipment were primarily related to the construction of new towers and transmitter sites for our Dallas-Fort Worth and Houston, Texas radio stations and the addition of studio equipment for our Los Angeles television station.

Net cash flow provided by financing activities was $2.7 million for the six months ended June 30, 2007 and net cash flow used in financing activities was $2.5 million for the six months ended June 30, 2006. The net cash flow provided by financing activities for the six months ended June 30, 2007 reflects a capital contribution (net of distributions) from our parent of $46.0 million, and, in turn, from us to LBI Media, and borrowings under LBI Media’s senior revolving credit facility, partially offset by LBI Media’s repayment of $57.9 million under LBI Media’s senior revolving credit facility. See “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”.

Contractual obligations. We had no material changes in commitments for long-term debt obligations or operating lease obligations as of June 30, 2007, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2006 On July 23, 2007, LBI Media (i) issued approximately $228.8 million of 8.5% Senior Subordinated Notes that mature in 2017, resulting in gross proceeds of approximately $225.0 million and (ii) deposited amounts into trust to redeem all of its 10 1/8% senior subordinated notes that mature in 2012 on August 22, 2007. We anticipate that funds generated from operations and funds available under LBI Media’s senior revolving credit facility will be sufficient to meet our working capital and capital expenditure needs in the foreseeable future.

Expected Use of Cash Flows. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, selling, general and administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the addition of production equipment for our Texas and Los Angeles television stations at an estimated cost of $3.0 million. For our radio segment, our planned uses of liquidity will include upgrading several of our radio stations and towers located in the Houston market, which we expect will cost approximately $1.0 million over the next twelve months. In connection with the purchase of the new radio stations from Entravision Communications Corporation, Liberman Broadcasting of Dallas, Inc. (predecessor in interest to Liberman Broadcasting of Dallas LLC), our wholly owned subsidiary also purchased a building in Dallas, Texas to accommodate our growth in stations owned and operated in the Dallas-Fort Worth market. We estimate we will spend approximately $3.0 million on improvements and equipment for our new Dallas building. We also made a payment in August 2007 of approximately $3.0 for deferred compensation under one of our employment agreements, for which we have accrued $3.0 million in deferred compensation liability as of June 30, 2007. We expect to use cash to fund the purchase price for the acquisition of KPNZ-TV and KWIE-FM.

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

In determining our Adjusted EBITDA in past years, we treated deferred compensation expense (benefit) as a noncash item, because we had the option and the intention to pay such amounts in the common stock of our parent after our parent’s initial public offering. Our first payment became due in 2006 and we have made additional payments in 2007. We have determined that we can no longer meet the conditions necessary to pay the deferred compensation in stock. Accordingly, we have settled our deferred compensation amounts in cash and expect to make the remaining 2007 payment in cash. We have presented prior periods’ Adjusted EBITDA to conform to this current treatment. As a result, Adjusted EBITDA for prior periods may appear as a different amount from what we have reported in prior periods.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 11% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3% of our outstanding receivables as of June 30, 2007, from 9.7% to 12.7% or $1.9 million to $2.5 million, would result in a decrease in pre-tax income of $0.6 million for the three months and six months ended June 30, 2007.

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

We completed our annual impairment review of our broadcast licenses in the third quarter of 2005 and conducted an additional review of the fair value of some of our broadcast licenses in the second quarter of 2006. For purposes of our impairment testing, the unit of accounting is each individual FCC license or, in situations where there are multiple stations in a particular market that broadcast the same programming (that is, simulcast), it is the cluster of stations broadcasting the programming. We determined the fair value of each of our broadcast licenses by assuming that entry into the particular market took place as of the valuation date and considered the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. In 2006, we adjusted the projected total advertising revenues to be generated in certain of these markets downward due to a general slowdown in broadcast revenues in those markets, which was partially explained by greater competition for revenues from non-traditional media. We determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market and did not take into consideration our format or management capabilities. As a result, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of our broadcast licenses. Our revenues are generated predominantly from local and regional advertisers and we believe the decrease in advertising in those markets will come primarily from national advertisers to general market (non-Hispanic) radio and television stations. We had no impairment write-down for the six months ended June 30, 2007 and an impairment write-down of $1.6 million for the six months ended June 30, 2006.

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

The deferred compensation amounts earned under our employment agreement with a December 31, 2005 “net value” determination date and one of our employment agreements with a December 31, 2006 “net value” determination date were paid in cash during 2006 and the first quarter of 2007, respectively, and in August 2007, we made a payment of approximately $3.0 million under an employment agreement with “net value” determination date as of December 31, 2006. Because the amount paid in August 2007 was less than the amount accrued at December 31, 2006, deferred compensation expense decreased. We have one other employment agreement with a “net value” determination date of December 31, 2009.

If we assumed no change in the “net value” of Liberman Broadcasting from that at June 30, 2007, we would not expect to record any deferred compensation expense during 2007 relating solely to the time vesting portion of the deferred compensation. The agreements require us to pay the deferred compensation amounts in cash until Liberman Broadcasting’s common stock becomes publicly traded, at which time we may pay these amounts in cash or Liberman Broadcasting’s common stock, at our option.

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

Recent Accounting Pronouncement

Statement of Financial Accounting Standards No. 159—“The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115”. Issued in February 2007, Statement of Financial Accounting Standards No. 159, or SFAS 159, is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. We are currently evaluating what impact, if any, the adoption of SFAS 159 will have on our financial position, results of operations and cash flows.

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

On July 13, 2007, one of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC, or LBI, entered into a settlement agreement with class action representatives to settle, subject to court approval, a previously disclosed class action lawsuit related to LBI’s classification of certain employees under California overtime laws and a recently filed class action lawsuit alleging, among other things, violations of California labor laws with respect to providing meal and rest breaks to LBI’s current and former employees.

In June 2005, eight former employees of LBI filed suit in Los Angeles County Superior Court alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI. The complaint alleged, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under the California Business and Professions Code. Plaintiffs sought to recover, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and their attorneys’ fees. In June 2007, two former employees of LBI filed another suit in Los Angeles County Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI. The complaint alleged, among other things, violations of California labor laws with respect to providing meal and rest breaks. Plaintiffs sought, among other relief, unspecified liquidated and general damages, declaratory, equitable and injunctive relief, and attorneys fees.

While LBI denies the allegations in both lawsuits, it has agreed to the proposed settlement of both actions to avoid significant legal fees, other expenses and management time that would have to be devoted to the two litigation matters. The settlement, which is subject to final documentation and court approval, provides for a maximum settlement payment of $825,000 (including attorneys’ fees and costs and administrative fees). In the first quarter of 2007, we recorded a $350,000 reserve related to the complaint filed in June 2005. In the second quarter of 2007, we recorded an additional $475,000 in connection with the settlement agreement.

In consideration of the settlement payment, the plaintiffs in both cases agreed, upon final court approval, to dismiss the two class actions with prejudice and to release all known and unknown claims arising out of or relating to such claims. The parties have agreed to cooperate to obtain the court’s approval of the settlement. The settlement will become effective and binding only if approved by the court.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc.(1)

3.2	Amended and Restated Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture, dated as of October 10, 2002, by and between LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	Asset Purchase Agreement, dated as of May 15, 2007, by and between KRCA Television LLC and KRCA License LLC, as buyers, and Utah Communications, LLC, as seller*

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 17, 2007.
(2)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122) filed on October 30, 2003, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ Lenard D. Liberman
Lenard D. Liberman Executive Vice President, Chief Financial Officer and Secretary

Date: August 14, 2007