Form 10-Q
period 2007-09-30
LBI MEDIA HOLDINGS INC
filed 2007-11-14
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 13, 2007, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2007	December 31, 2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$667	$1,501
Accounts receivable (less allowance for doubtful accounts of $2,012 as of September 30, 2007 and $1,954 as of December 31, 2006)	19,776	17,496
Current portion of program rights, net	370	578
Amounts due from related parties	13	25
Current portion of employee advances	93	106
Prepaid expenses and other current assets	1,256	1,395

Total current assets	22,175	21,101
Property and equipment, net	94,333	91,570
Broadcast licenses, net	379,662	357,870
Deferred financing costs, net	9,221	6,665
Notes receivable from related parties	2,771	2,721
Employee advances, excluding current portion	1,164	1,161
Program rights, excluding current portion	289	536
Other assets	1,305	439

Total assets	$510,920	$482,063

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$5,234	$10,548
Accrued interest	3,791	8,506
Current portion of long-term debt	1,237	1,057
Current portion of deferred compensation	—	8,329

Total current liabilities	10,262	28,440
Long-term debt, excluding current portion	416,297	412,770
Fair value of interest rate swap	2,370	1,784
Deferred and other income taxes	50,998	875
Other liabilities	1,934	940

Total liabilities	$481,861	444,809
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares — 1,000
Issued and outstanding shares — 100	—	—
Additional paid-in capital	64,811	16,865
Retained earnings (deficit)	(35,752)	20,389

Total stockholder’s equity	29,059	37,254

Total liabilities and stockholder’s equity	$510,920	$482,063

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenues	$30,323	$28,885	$87,983	$80,417
Operating expenses:
Program and technical, exclusive of deferred compensation expense of $0 and $21 for the three months ended September 30, 2007 and 2006, respectively, $0 and $6 for the nine months ended September 30, 2007 and 2006, respectively, depreciation and amortization, and impairment of broadcast licenses shown below	5,852	4,859	17,321	14,298
Promotional, exclusive of depreciation and amortization, and impairment of broadcast licenses shown below	938	826	2,046	1,664
Selling, general and administrative, exclusive of deferred compensation expense (benefit) of $0 and $105 for the three months ended September 30, 2007 and 2006, respectively, $(3,952) and $234 for the nine months ended September 30, 2007 and 2006, respectively, depreciation and amortization, and impairment of broadcast licenses shown below	9,831	8,512	29,700	25,165
Deferred compensation expense (benefit)	—	126	(3,952)	240
Depreciation and amortization	2,228	1,631	6,755	4,894
Impairment of broadcast licenses	3,046	1,244	3,046	2,844

Total operating expenses	21,895	17,198	54,916	49,105

Operating income	8,428	11,687	33,067	31,312
Loss on note redemption	(8,776)	—	(8,776)	—
Interest expense, net of amount capitalized	(10,212)	(7,885)	(27,862)	(23,190)
Interest rate swap expense	(1,713)	—	(586)	—
Interest and other income	659	32	764	91

Income (loss) before provision for income taxes	(11,614)	3,834	(3,393)	8,213
Provision for income taxes	(1,138)	(78)	(50,456)	(253)

Net income (loss)	$(12,752)	$3,756	$(53,849)	$7,960

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net income (loss)	$(53,849)	$7,960
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,755	4,894
Amortization of deferred financing costs	926	794
Write off of unamortized deferred financing costs related to the 2002 Senior Subordinated Notes	1,181	—
Accretion on Senior Discount Notes	4,756	4,232
Deferred compensation expense (benefit)	(3,952)	240
Impairment of broadcast licenses	3,046	2,844
Interest rate swap expense	586	—
Provision for doubtful accounts	821	755
Changes in operating assets and liabilities:
Accounts receivable	(3,101)	(4,413)
Deferred compensation payment	(4,377)	—
Program rights	455	622
Amounts due to (from) related parties	12	(240)
Prepaid expenses and other current assets	139	317
Employee advances	10	(212)
Accounts payable and accrued expenses	(2,053)	(734)
Accrued interest	(4,715)	(3,517)
Deferred taxes payable	50,123	—
Other assets and liabilities	126	222

Net cash provided by (used in) operating activities	(3,111)	13,764

Investing activities
Purchase of property and equipment	(11,744)	(10,253)
Acquisition of selected radio and television station assets (including amounts deposited in escrow)	(26,008)	(5,270)

Net cash used in investing activities	(37,752)	(15,523)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings	268,100	133,005
Payments of deferred financing costs	(4,663)	(1,898)
Payments on long-term debt and bank borrowings	(269,149)	(126,751)
Payment of amounts due to related parties	—	(1,800)
Capital contributions from Parent	47,946	–
Distributions to Parent	(2,205)	(1,173)

Net cash provided by financing activities	40,029	1,383

Net decrease in cash and cash equivalents	(834)	(376)
Cash and cash equivalents at beginning of period	1,501	1,797

Cash and cash equivalents at end of period	$667	$1,421

Supplemental disclosure of cash flow information:
Noncash amounts included in accounts payable:
Purchase of property and equipment	$59	$—

Cash paid during the period for:
Interest	$27,304	$21,622

Income taxes	$—	$—

See accompanying notes.

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

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California and Texas. In addition, the Company owns television production facilities that are used to produce programming for Company-owned television stations. The Company sells commercial airtime on its radio and television stations to local and national advertisers. In addition, the Company has entered into time brokerage agreements with third parties for three of its radio stations. As more fully described in Note 5 and Note 12, certain of LBI Media Holdings’ indirect, wholly owned subsidiaries have entered into agreements to purchase selected assets of a television station in Ogden, Utah and a radio station in Palm Springs, California, which acquisitions are subject to customary closing conditions and regulatory approval by the Federal Communications Commission.

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM and KEBN-FM radio stations service the Los Angeles, California market, its KRQB-FM radio station services the Riverside/San Bernardino, California market, its KQUE-AM, KJOJ-AM, KSEV-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM, KIOX-FM and KXGJ-FM radio stations service the Houston, Texas market, and its KNOR-FM, KZMP-AM, KTCY-FM, KZZA-FM, KZMP-FM and KBOC-FM radio stations service the Dallas-Fort Worth, Texas market.

The Company’s television stations, KRCA, KZJL and KMPX, service the Los Angeles, California, Houston, Texas, Dallas Fort-Worth, Texas, respectively. Until recently, the Company’s television station, KSDX, serviced the San Diego, California market. In October 2007, wildfires burned through parts of southern California and burned down KSDX’s broadcasting facility. The Company is in the process of rebuilding such broadcasting facility and intends to resume service to the San Diego market upon its completion.

The Company’s television studio facilities in Burbank, California, Houston, Texas, and Dallas, Texas are owned and operated by its indirect, wholly owned subsidiaries, Empire Burbank Studios LLC (“Empire”), Liberman Television of Houston LLC and Liberman Television of Dallas LLC, respectively.

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

The Company’s broadcast licenses are intangible assets with indefinite lives and are reviewed for impairment during the third quarter of each fiscal year, with additional evaluations performed if potential impairment indicators are noted. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the broadcast licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.7 million at September 30, 2007 and December 31, 2006.

If indicators of impairment are identified and the fair value estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded. The fair value of the Company’s broadcast licenses is determined by assuming that entry into the particular market took place as of the valuation date and considering the signal coverage of the related stations as well as the projected advertising revenues for the particular market(s) in which each station operates. The Company completed its annual impairment review of its broadcast licenses in the third quarters of 2007 and 2006 and conducted a review of the fair value of some of its broadcast licenses in the second quarter of 2006. The Company adjusted the projected total advertising revenues in those markets in 2006 and 2007, which was partially due to greater competition for revenues from non-traditional media, and determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market without taking into consideration the Company’s format or management capabilities. As a result, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of the Company’s broadcast licenses. In 2006, the Company recorded a total of $2.8 million in noncash impairment write-downs, or $1.6 million and $1.2 million in the second and third quarters, respectively. For the three months ended September 30, 2007, the Company recorded $3.0 million in noncash impairment write-downs. No other adjustments to the carrying amounts of broadcast licenses for impairments were recorded for the nine months ended September 30, 2007.

4.	Long-Term Debt

Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
2006 Revolver	$20,700	$96,000
2006 Term Loan	108,350	109,000
2007 Senior Subordinated Notes	225,046	—
2002 Senior Subordinated Notes	—	150,000
Senior Discount Notes	61,210	56,500
2004 Empire Note	2,228	2,327

	417,534	413,827
Less current portion	(1,237)	(1,057)

	$416,297	$412,770

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

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Senior Credit Facilities bore interest at rates between 6.38% and 7.06%, including the applicable margin, at September 30, 2007.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. At September 30, 2007, LBI Media was in compliance with all such covenants.

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

In connection with the 2006 Senior Credit Facilities, LBI Media entered into an interest rate swap agreement with a notional principal amount of $80.0 million for three years and $60.0 million for the subsequent two years. LBI Media will receive interest at a fixed rate of 5.56% and pay interest at the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin specified in the agreements governing the 2006 Senior Credit Facilities. As this swap agreement did not meet the requirements for hedge accounting at its inception, changes in its fair value are recorded into earnings each period, with an offsetting asset or liability reflecting the fair value of the interest rate swap, related to the difference between the fixed rate and the floating rate of interest on the swap, recorded in the consolidated balance sheets. During the three months and nine months ended September 30, 2007, the Company recognized interest rate swap expense of $0.6 million and $1.7 million, respectively, in its consolidated statements of operations and, at September 30, 2007, the Company recorded a $0.6 million increase in long-term liability in its consolidated balance sheet.

LBI Media’s 2002 Senior Subordinated Notes

In July 2002, LBI Media issued $150.0 million of senior subordinated notes due 2012 (the “2002 Senior Subordinated Notes”). The 2002 Senior Subordinated Notes bore interest at the rate of 10.125% per annum, and interest payments were made on a semi-annual basis each January 15 and July 15. All of LBI Media’s subsidiaries are wholly owned and provided full and unconditional joint and several guarantees of the 2002 Senior Subordinated Notes.

LBI Media redeemed all of the outstanding 2002 Senior Subordinated Notes on August 22, 2007 (the “Redemption Date”) at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to the Redemption Date (the “Redemption”). The Redemption resulted in a loss in the third quarter of 2007 of approximately $8.8 million (including the write off of $1.2 million of unamortized deferred financing costs).

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

The indenture governing the 2007 Senior Subordinated Notes limits, among other things, LBI Media’s ability to borrow under the 2006 Revolver and pay dividends. LBI Media could borrow up to $150.0 million under the 2006 Revolver (subject to certain reductions under certain circumstances) without having to comply with specified leverage ratios contained in the indenture, but any amount over $150.0 million (subject to certain reductions under certain circumstances) would be subject to LBI Media’s compliance with a specified leverage ratio (as defined in the indenture governing the 2007 Senior Subordinated Notes).

The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of certain indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below) earlier than one year prior to the stated maturity of the Senior Discount Notes unless such indebtedness is (i) unsecured, and (ii) pari passu or junior in right of payment to any outstanding subordinated indebtedness of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. At September 30, 2007, LBI Media was in compliance with all such covenants.

The indenture governing the 2007 Senior Subordinated Notes provides for customary events of default, which include (subject in certain instances to cure periods and dollar thresholds): nonpayment of principal, interest and premium, if any, on the 2007 Senior Subordinated Notes, breach of covenants specified in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. The 2007 Senior Subordinated Notes will become due and payable immediately without further action or notice upon an event of default arising from certain events of bankruptcy or insolvency with respect to LBI Media and certain of its subsidiaries. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 2007 Senior Subordinated Notes may declare all the 2007 Senior Subordinated Notes to be due and payable immediately.

Senior Discount Notes

On October 10, 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008, and instead, the value of the notes will be increased each period until it equals $68.4 million on October 15, 2008; such accretion (approximately $1.6 million and $1.4 million, for the three months ended September 30, 2007 and 2006, respectively, and $4.7 million and $4.2 million for the nine months ended September 30, 2007 and 2006, respectively), is recorded as additional interest expense by LBI Media Holdings. After October 15, 2008, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date LBI Media Holdings makes such election. The Senior Discount Notes may be redeemed by LBI Media Holdings at any time on or after October 15, 2008 at redemption prices specified in the indenture governing the Senior Discount Notes, plus accrued and unpaid interest.

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limits LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of September 30, 2007, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to LBI Media’s 2006 Senior Credit Facilities and LBI Media’s 2007 Senior Subordinated Notes.

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

Scheduled Debt Repayments

As of September 30, 2007, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

Fiscal Year	(in thousands)
2007	$309
2008	1,239
2009	1,247
2010	1,255
2011	1,264
Thereafter	412,220

$417,534

The above table does not include any repayment premium the Company may ultimately pay. Prior to the termination and payoff of the debt of the Parent (including redemption of the warrants) on March 30, 2007, interest payments and scheduled repayments relating to the debt of the Parent (including redemption of the warrants) were not included in the Company’s financial statements pursuant to SEC guidelines.

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

The Parent Subordinated Notes were to be accreted through January 31, 2014, up to their $30 million redemption value; such accretion (approximately $0.3 million and $0.8 million during the three months and nine months ended September 30, 2006, respectively, and $0.3 million during the nine months ended September 30, 2007) was recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants were stated at fair value each reporting period with subsequent changes in fair value being recorded as interest expense.

Interest Paid and Capitalized

The total amount of interest paid (net of amounts capitalized) was approximately $11.7 million and $9.8 million, for the three months ended September 30, 2007 and 2006, respectively, and approximately $27.3 million and $21.6 million for the nine months ended September 30, 2007 and 2006, respectively. Interest is capitalized on individually significant construction projects during the construction period. The amount of interest capitalized was approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2007, respectively. No interest was capitalized for the three and nine months ended September 30, 2006.

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

On September 21, 2007, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, consummated the acquisition of the selected assets of radio station KWIE-FM (currently known as KRQB-FM), 96.1 FM, licensed to San Jacinto, California, from KWIE, LLC, KWIE Licensing LLC and Magic Broadcasting, Inc. pursuant to an asset purchase agreement dated as of July 16, 2007. The total purchase price of approximately $25.0 million was paid in cash primarily through borrowings under the 2006 Revolver. The assets that were acquired include, among other things, (i) licenses and permits authorized by the Federal Communications Commission for or in connection with the operation of the radio station, (ii) antenna and transmitter site facilities, and (iii) broadcast and other studio equipment used to operate the radio station. The Company allocated the purchase price as follows:

(in thousands)
Broadcast licenses	$24,799
Property and equipment	335

$25,134

6.	Commitments and Contingencies

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

At September 30, 2007 and December 31, 2006, the Company estimated that certain employees had vested in approximately $0 and $8.3 million, respectively, of unpaid Incentive Compensation. In the fourth quarter of 2006 and the first quarter of 2007, the Company satisfied its obligations under an employment agreement that had a December 31, 2005 “net value” determination date and an employment agreement that had a December 31, 2006 “net value” determination date with aggregate cash payments of approximately $3.0 million. On August 3, 2007 the Company made a payment of approximately $3.0 million under an employment agreement with a December 31, 2006 “net value” determination date. Amounts credited to operating expenses related to those agreements, net of payments, were $0 and $4.0 million for the three and nine months ended September 30, 2007 because the amounts ultimately paid to the employees, whose net values were determined as of December 31, 2006, were less than amounts accrued on that date. The Company also has an employment agreement with a “net value” determination date of December 31, 2009.

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

The Company had approximately $2.7 million due from stockholders of the Parent and from affiliated companies at September 30, 2007 and December 31, 2006. The Company made loans of $146,590 and $75,000 on December 20, 2001 and July 29, 2002, respectively, to Jose Liberman and loans of $243,095, $32,000 and $1,916,563 on December 20, 2001, June 14, 2002 and July 9, 2002, respectively, to Lenard Liberman. Each of these loans bears interest at the alternative federal short-term rate published by the Internal Revenue Service for the month in which the advance was made, which rate was 2.48%, 2.91% and 2.84% for December 2001, June 2002 and July 2002, respectively. Each loan matures on the seventh anniversary of the date on which the loan was made.

The Company had approximately $690,000 due from one of its directors at September 30, 2007 and December 31, 2006. Except for one loan of $30,000 that does not bear interest or have a maturity date, the remainder of these loans to the director bear interest at 8.0% and mature on dates ranging from December 31, 2009 to December 31, 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Net revenues:
Radio operations	$16,537	$13,760	$45,673	$37,558
Television operations	13,786	15,125	42,310	42,859

Consolidated net revenues	30,323	28,885	87,983	80,417

Operating expenses, excluding depreciation and amortization, impairment of broadcast licenses and deferred compensation expense (benefit):
Radio operations	8,105	6,097	21,811	16,860
Television operations	8,516	8,100	27,256	24,267

Consolidated operating expenses, excluding depreciation and amortization, impairment of broadcast licenses and deferred compensation expense (benefit)	16,621	14,197	49,067	41,127

Operating income before depreciation and amortization, impairment of broadcast licenses and deferred compensation expense (benefit):
Radio operations	8,432	7,663	23,862	20,698
Television operations	5,270	7,025	15,054	18,592

Consolidated operating income before depreciation and amortization, impairment of broadcast licenses and deferred compensation expense (benefit):	13,702	14,688	38,916	39,290

Depreciation and amortization expense:
Radio operations	1,080	598	3,311	1,794
Television operations	1,148	1,033	3,444	3,100

Consolidated depreciation and amortization expense:	2,228	1,631	6,755	4,894

Impairment of broadcast licenses:
Radio operations	3,046	1,244	3,046	1,244
Television operations	—	—	—	1,600

Consolidated impairment of broadcast licenses	3,046	1,244	3,046	2,844

Deferred compensation expense (benefit):
Radio operations	—	126	(3,952)	240

Consolidated deferred compensation expense (benefit)	—	126	(3,952)	240

Operating income:
Radio operations	4,306	5,695	21,457	17,420
Television operations	4,122	5,992	11,610	13,892

Consolidated operating income	$8,428	$11,687	$33,067	$31,312

Reconciliation of operating income before deferred compensation expense (benefit), depreciation and amortization, and impairment of broadcast licenses to income before income taxes:
Operating income before deferred compensation expense (benefit), depreciation and amortization, and impairment of broadcast licenses	$13,702	$14,688	$38,916	$39,290
Depreciation and amortization	(2,228)	(1,631)	(6,755)	(4,894)
Impairment of broadcast licenses	(3,046)	(1,244)	(3,046)	(2,844)
Deferred compensation expense (benefit)	—	(126)	3,952	(240)
Loss on note redemption	(8,776)	—	(8,776)	—
Interest expense, net of amount capitalized	(10,212)	(7,885)	(27,862)	(23,190)
Interest rate swap expense	(1,713)	—	(586)	—
Interest and other income	659	32	764	91

Income (loss) before income taxes	$(11,614)	$3,834	$(3,393)	$8,213

9.	Parent Issuance of Class A Common Stock

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

In connection with the sale of its Class A common stock, the Parent and the stockholders of the Parent entered into an investor rights agreement that defines certain rights and obligations of the Parent and its stockholders. Pursuant to this investor rights agreement, the minority stockholders of the Parent have the right to consent, in their sole discretion, to certain transactions involving LBI Media Holdings, subsidiaries of LBI Media Holdings, and the Parent, including, among other things, certain acquisitions or dispositions of assets by LBI Media Holdings, subsidiaries of LBI Media Holdings, and the Parent. The investor rights agreement also contains customary representations and affirmative and negative covenants. At September 30, 2007, the Parent was in compliance with all such covenants.

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reporting amounts in the consolidated financial statements. As a result of the loss of S corporation status, the Company has recorded a one-time non-cash charge of $46.9 million to adjust its deferred tax accounts. The charge is included in its provision for income taxes on the accompanying condensed consolidated statements of operations. The Company’s deferred tax liabilities as of September 30, 2007 and December 31, 2006 were approximately $51.0 million and $0.9 million, respectively, and result primarily from book and tax basis differences of the Company’s indefinite-lived intangible assets that, for tax purposes, are amortized over fifteen years.

In addition to the deferred tax liability for its indefinite-lived intangible assets, the Company has net deferred tax assets for which it has provided a full valuation allowance. The valuation allowance on deferred taxes relates to future deductible temporary differences for which the Company has concluded it is more likely than not that the benefit of these deferred tax assets will not be realized in the ordinary course of operations. As of September 30, 2007 and December 31, 2006 the net deferred tax asset and the related valuation allowance were approximately $6.7 million and $0.3 million, respectively.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years prior to 2003 and 2002, respectively. The Company’s policy is to recognize interest related to unrecognized tax benefits and penalties as additional tax expense. Accrued interest at September 30, 2007 related to unrecognized tax benefits is approximately $258,000, of which $19,000 and $53,000, respectively, is included in tax expense for the three and nine months ended September 30, 2007.

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

The Company’s income tax provision for the nine months ended September 30, 2007 is approximately $50.4 million and is primarily attributable to the one time charge of $46.9 million to adjust its deferred tax accounts (see discussion above), approximately $330,000 of current state tax expenses and approximately $3.2 million of deferred tax expense attributable to the tax amortization of the indefinite lived intangibles. The Company’s income tax provision for the three months ended September 30, 2007 is approximately $1.1 million and is primarily attributable to $109,000 of current state tax expense and approximately $1.0 million of deferred tax expense as previously discussed.

11.	LBI Media Holdings, Inc. (Parent Company Only)

The terms of LBI Media’s 2006 Senior Credit Facilities (and previously, the 2004 Revolver) and the indenture governing LBI Media’s 2007 Senior Subordinated Notes (and previously, LBI Media’s 2002 Senior Subordinated Notes) restrict LBI Media’s ability to transfer net assets to LBI Media Holdings in the form of loans, advances, or cash dividends. The following parent-only unaudited condensed financial information presents balance sheets and related statements of operations and cash flows of LBI Media Holdings by accounting for the investments in the owned subsidiaries on the equity method of accounting. The accompanying unaudited condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Balance Sheet Information:

(in thousands)

	As of
	September 30, 2007	December 31, 2006
Assets
Deferred financing costs	$1,191	$1,339
Investment in subsidiaries	89,075	92,405
Other assets	4	10

Total assets	$90,270	$93,754

Liabilities and stockholder’s equity
Long term debt	$61,211	$56,500
Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	64,811	16,865
Retained earnings	(35,752)	20,389

Total stockholder’s equity	29,059	37,254

Total liabilities and stockholder’s equity	$90,270	$93,754

Condensed Statement of Operations Information:

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income (loss):
Equity earnings (losses) of subsidiaries	$(11,102)	$5,246	$(48,992)	$12,344
Expenses:
Interest expense	(1,653)	(1,490)	(4,861)	(4,383)

Income (loss) before taxes	(12,755)	3,756	(53,853)	7,961
Income tax (expense) benefit	3	—	4	(1)

Net income (loss)	$(12,752)	$3,756	$(53,849)	$7,960

Condensed Statement of Cash Flows Information:

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows provided by operating activities:
Net income (loss)	$(53,849)	$7,960
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in losses of subsidiaries	48,992	(12,344)
Amortization of deferred financing costs	148	148
Accretion on senior discount notes	4,711	4,232
Change in prepaid expenses and other current assets	—	1
Change in other assets	8	—
Distributions from subsidiaries	2,149	1,176

Net cash provided by operating activities	2,159	1,173
Cash flows provided by (used in) financing activities:
Investment in subsidiary	(47,900)	—
Capital contributions from Parent	47,946	—
Distributions to Parent	(2,205)	(1,173)

Net cash used in financing activities	(2,159)	(1,173)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

12.	Subsequent Events

Entry into Asset Purchase Agreement

On November 9, 2007, two of LBI Media Holdings’ wholly owned subsidiaries, Liberman Broadcasting of California LLC (“LBI Sub”) and LBI Radio License LLC (together, the “Buyers”), entered into an asset purchase agreement with R&R Radio Corporation (the “Seller”) pursuant to which the Buyers have agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the Seller. The selected assets include, among other things, (i) licenses and permits authorized by the Federal Communications Commission, or FCC, for or in connection with the operation of the station and (ii) transmitter and other broadcast equipment used to operate the station. The Buyers intend to change the programming format of the station and the location of KDES-FM from Palm Springs, California to Redlands, California.

The aggregate purchase price will be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million has been deposited in escrow. The Buyers will pay $10.5 million of the aggregate purchase price to Seller and $7.0 million to Spectrum Scan-Idyllwild, LLC (“Spectrum Scan”). As a condition to the Buyers’ purchase of the assets from Seller, LBI Sub entered into an agreement with Spectrum Scan whereby it will pay $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan is conditioned on the Buyers’ completion of the purchase of the assets from Seller. If the purchase of KDES-FM is not completed, the Buyer must pay a $500,000 fee to Spectrum Scan.

Consummation of the acquisition is subject to regulatory approval from the FCC, including consent to the relocation of KDES-FM from Palm Springs, California to Redlands, California, and to other customary closing conditions.

Fire Damage to San Diego Television Facility

On October 22, 2007, wildfires caused extensive physical damage to several areas in southern California, specifically parts of San Diego County. The Company’s low-power television broadcasting facility, KSDX, is located in the area directly impacted by the fires. The KSDX facility experienced severe damage resulting in the cessation of its television broadcast to the San Diego market. As of September 30, 2007, the net carrying book value of KSDX was approximately $0.6 million.

The Company has property and business interruption insurance coverage. The Company believes it is adequately insured with respect to this incident and is working with its insurance carriers to evaluate losses and coverage and to determine how to proceed with reconstruction.

The Company does not currently anticipate that the overall impact of the fire will be materially adverse to its business, financial condition and results of operations. The reconstruction of the facility and insurance claim process will likely extend into the Company’s next fiscal year.

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

Overview

We own and operate radio and television stations in Los Angeles, California, Houston, Texas and Dallas, Texas, a radio station in Riverside, California and a television station in San Diego, California. Our radio stations consist of four FM and two AM stations serving Los Angeles, California and its surrounding areas, one FM station serving Riverside/San Bernardino, California and its surrounding area, five FM and four AM stations serving Houston, Texas and its surrounding areas, and five FM and one AM stations serving Dallas-Fort Worth, Texas and its surrounding areas. Our four television stations consist of three full-power stations serving Los Angeles, California, Houston, Texas and Dallas-Fort Worth, Texas.

Until recently, we had a low-power station, KSDX, serving San Diego, California. In October 2007, wildfires burned through parts of southern California and burned down KSDX’s broadcasting facility. We are in the process of rebuilding such broadcasting facility and intend to resume service to the San Diego market upon its completion.

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

We are organized as a Delaware corporation. Prior to March 30, 2007, we were a “qualified subchapter S subsidiary” as we were deemed for tax purposes to be part of our parent, an “S corporation” under federal and state tax laws. Accordingly, our taxable income was reported by the stockholders of our parent on their respective federal and state income tax returns. As a result of the sale of Class A common stock of our parent (as described below under “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”), Liberman Broadcasting, Inc., a Delaware corporation and successor in interest to LBI Holdings I, Inc., no longer qualifies as an S Corporation, and none of its subsidiaries, including us, are able to qualify as qualified subchapter S subsidiaries. Thus, we have been taxed at regular corporate rates since March 30, 2007.

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

•

certain transactions between us, Liberman Broadcasting and our subsidiaries, on the one hand, and Jose Liberman, our chairman and president and the chairman and president of LBI Media, Lenard Liberman, our executive vice president, chief financial officer and secretary and the executive vice president, chief financial officer and secretary of LBI Media, or certain of their respective family members, on the other hand;

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

Acquisitions

On November 2, 2006, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of Dallas, Inc. (predecessor in interest to Liberman Broadcasting of Dallas LLC) and Liberman Broadcasting of Dallas License Corp. (predecessor in interest to Liberman Broadcasting of Dallas License LLC), purchased selected assets of five radio stations owned and operated by Entravision Communications Corporation, or Entravision, and certain subsidiaries of Entravision pursuant to an asset purchase agreement dated as of August 2, 2006, as amended on November 2, 2006. Also in the fourth quarter of 2006, Liberman Broadcasting of Dallas purchased a building in Dallas, Texas to accommodate its growth in stations owned in the Dallas-Fort Worth market.

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

On September 21, 2007, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, consummated the acquisition of the selected assets of radio station KWIE-FM (currently known as KRQB-FM), 96.1 FM, licensed to San Jacinto, California, from KWIE, LLC, KWIE Licensing LLC and Magic Broadcasting, Inc. pursuant to an asset purchase agreement dated as of July 16, 2007. The total purchase price of approximately $25.0 million was paid for in cash primarily through borrowings under LBI Media’s senior secured revolving credit facility. The assets that were acquired include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the radio station, (ii) antenna and transmitter site facilities, and (iii) broadcast and other studio equipment used to operate the radio station.

On November 9, 2007, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, entered into an asset purchase agreement with R&R Radio Corporation, as the seller, pursuant to which we have agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. The selected assets include, among other things, (i) licenses and permits authorized by the FCC, for or in connection with the operation of the station and (ii) transmitter and other broadcast equipment used to operate the station. We intend to change the programming format and the location of KDES-FM from Palm Springs, California to Redlands, California.

The aggregate purchase price will be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million has been deposited in escrow. We will pay $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC. As a condition to our purchase of the assets from the seller, Liberman Broadcasting of California LLC has entered into an agreement with Spectrum Scan whereby it will pay $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan is conditioned on the completion of the purchase of the assets from the seller. If the purchase of KDES-FM is not completed, we must pay a $500,000 fee to Spectrum Scan.

Consummation of the acquisition is subject to regulatory approval from the FCC, including consent to the relocation of KDES-FM from Palm Springs, California to Redlands, California, and to other customary closing conditions.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands)
Net revenues:
Radio	$16,537	$13,760	20.2%	$45,673	$37,558	21.6%
Television	13,786	15,125	(8.9)%	42,310	42,859	(1.3)%

Total	$30,323	$28,885	5.0%	$87,983	$80,417	9.4%

Total operating expenses before deferred compensation expense (benefit), impairment of broadcast licenses and depreciation and amortization:
Radio	$8,105	$6,097	32.9%	$21,811	$16,860	29.4%
Television	8,516	8,100	5.1%	27,256	24,267	12.3%

Total	$16,621	$14,197	17.1%	$49,067	$41,127	19.3%

Deferred compensation expense (benefit):
Radio	$—	$126	(100.0)%	$(3,952)	$240	(1746.7)%

Total	$—	$126	(100.0)%	$(3,952)	$240	(1746.7)%

Impairment of broadcast licenses:
Radio	$3,046	$1,244	144.9%	$3,046	$1,244	144.9%
Television	—	—	—	—	1,600	(100.0)%

Total	$3,046	$1,244	144.9%	$3,046	$2,844	7.1%

Depreciation and amortization:
Radio	$1,080	$598	80.6%	$3,311	$1,794	84.6%
Television	1,148	1,033	11.1%	3,444	3,100	11.1%

Total	$2,228	$1,631	36.6%	$6,755	$4,894	38.0%

Operating Income:
Radio	$4,306	$5,695	(24.4)%	$21,457	$17,420	23.2%
Television	4,122	5,992	(31.2)%	11,610	13,892	(16.4)%

Total	$8,428	$11,687	(27.9)%	$33,067	$31,312	5.6%

Adjusted EBITDA (1):
Radio	$8,432	$7,537	11.9%	$27,814	$20,458	36.0%
Television	5,270	7,025	(25.0)%	15,054	18,592	(19.0)%

Total	$13,702	$14,562	5.9%	$42,868	$39,050	9.8%

(1)	We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), gain (loss) on sale of property and equipment, gain (loss) on sale of investments, net interest expense, interest rate swap expense, impairment of broadcast licenses, and depreciation and amortization. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain noncash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

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

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net cash provided by (used in) operating activities	$(8,743)	$4,970	$(3,111)	$13,764
Add:
Income tax expense	1,138	78	50,456	253
Loss on redemption of the 10 1/8% senior subordinated notes, excluding the write off of $1,181 of unamortized deferred financing costs	7,595	—	7,595	—
Interest expense and other income, net	9,553	7,850	27,098	23,099
Less:
Amortization of deferred financing costs	(325)	(297)	(926)	(794)
Accretion on senior discount notes	(1,648)	(1,440)	(4,756)	(4,232)
Provision for doubtful accounts	(300)	(273)	(821)	(755)
Deferred compensation benefit (expense)	—	(125)	3,952	(240)
Changes in operating assets and liabilities:
Accounts receivable	475	1,160	3,101	4,413
Deferred compensation payment	3,003	—	4,377	—
Program rights	(133)	(198)	(455)	(622)
Amounts due from related parties	3	102	(12)	240
Prepaid expenses and other current assets	55	(261)	(139)	(317)
Employee advances	(2)	(115)	(10)	212
Accounts payable and accrued expenses	732	(429)	2,053	734
Accrued interest	3,332	3,699	4,715	3,517
Deferred taxes payable	(1,041)	—	(50,123)	—
Other assets and liabilities	8	(159)	(126)	(222)

Adjusted EBITDA	$13,702	$14,562	$42,868	$39,050

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net Revenues. Net revenues increased by $1.4 million, or 5.0%, to $30.3 million for the three months ended September 30, 2007, from $28.9 million for the same period in 2006. The increase was primarily attributable to increased advertising revenue from our Los Angeles and Dallas radio markets. In Dallas, this revenue growth is attributable to our existing FM radio station and our five recently acquired radio station assets.

Net revenues for our radio segment increased by $2.7 million, or 20.2%, to $16.5 million for the three months ended September 30, 2007, from $13.8 million for the same period in 2006. Increases in revenue at our new and existing Dallas radio stations were augmented by an increase in revenues at our Los Angeles radio stations. The increase in our advertising revenue in Dallas was due to increases in our audience and the acceptance by advertisers of our newly formatted stations.

Net revenues for our television segment decreased by $1.3 million, or 8.8%, to $13.8 million for the three months ended September 30, 2007, from $15.1 million for the same period in 2006. This decrease was primarily attributable to decreased advertising revenue in our California markets, partially offset by increased advertising revenues in our Texas markets.

We currently anticipate net revenue growth for the remainder of 2007 primarily from our radio segment due to increased advertising time sold, improved ratings and a corresponding increase in advertising rates. Television revenues will be impacted in the fourth quarter by a weak advertising market, as compared to earlier in the fiscal year, and the loss of our KSDX television station in the recent San Diego wildfires.

Total operating expenses. Total operating expenses increased by $4.7 million, or 27.3%, to $21.9 million for the three months ended September 30, 2007 from $17.2 million for the same period in 2006. This increase was primarily due to:

(1)	a $1.8 million increase in impairment charge related to our Dallas radio broadcast licenses;

(2)	a $1.3 million increase in selling, general and administrative expenses due to (a) higher salaries, commissions and other selling expenses, attributable to increased staffing associated with our growth in net revenues, (b) start-up costs and other expenses related to our newly acquired radio station in the Riverside/San Bernardino, California market, including $0.4 million in local marketing agreement fees for time purchased on the station prior to its acquisition by us in September, and (c) additional expenses related to our Dallas radio stations that we acquired in November 2006;

(3)	a $1.0 million increase in programming expenses primarily related to additional production of in-house television programs, and additional expenses related to our Dallas radio stations that we acquired in November 2006; and

(4)	a $0.6 million increase in depreciation and amortization due primarily to increased capital expenditures for new and existing properties.

Of the above increases in operating expenses, approximately $4.1 million of the increase included expenses primarily attributable to our new Dallas stations, which we acquired in November 2006. Operating expenses attributable to our new Dallas radio stations includes an impairment charge to our broadcast licenses of $3.0 million that we recorded in the third quarter of 2007.

The increases in our operating expenses relating to our new Dallas stations and certain of our other radio stations were partially offset by an overall decreases in operating expenses at our other Dallas and Houston radio stations.

Our deferred compensation liability can increase in future periods based on changes in the employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting. See “—Critical Accounting Policies—Deferred Compensation.”

We believe that our total operating expenses, before consideration of any impairment charges, will increase through the end of 2007 due to increased programming costs related to our television segment and increased sales commissions and administrative expenses associated with any net revenue growth. In addition, we will incur additional expenses related to the operation of our newly acquired radio stations in Dallas and Riverside, and, subject to regulatory approvals and other closing conditions, a television station in Salt Lake City, Utah (KPNZ-TV) and a radio station in Palm Springs, California (KDES-FM) that we are in the process of acquiring. Continued growth in expenses may also occur as a result of future acquisitions of radio and television assets.

Total operating expenses for our radio segment increased by $4.1 million, or 51.7%, to $12.2 million for the three months ended September 30, 2007, from $8.1 million for the same period in 2006. The increase was primarily due to:

(1)	a $1.8 million increase in impairment charges related to our Dallas broadcast licenses;

(2)	a $1.2 million increase in selling, general and administrative expenses, due primarily to increased salaries, including new personnel and start-up costs in connection with our new Dallas stations and our newly acquired radio station in the Riverside/San Bernardino, California market, including $0.4 million in local marketing agreement fees for time purchased on the station prior to its acquisition by us in September.

(3)	a $0.5 million increase in depreciation and amortization due primarily to increased capital expenditures for new and existing properties; and

(4)	a $0.5 million increase in programming expenses primarily attributable to the reformatting and programming of our new Dallas stations.

Of the above increases in operating expenses, approximately $4.1 million of the increase included expenses primarily attributable to our new Dallas stations, the assets of which were acquired in November 2006. Operating expenses attributable to our Dallas radio stations includes an impairment charge to our broadcast licenses of $3.0 million that we recorded in the third quarter of 2007.

The increases in our operating expenses relating to our new Dallas stations and certain of our other radio stations were partially offset by an overall decreases in operating expenses at our other Dallas and Houston radio stations.

Total operating expenses for our television segment increased by $0.6 million, or 5.8%, to $9.7 million for the three months ended September 30, 2007, from $9.1 million for the same period in 2006. The increase was primarily due to a $0.4 million increase in programming expenses related to the additional production of in-house programming.

Loss on note redemption. In July 2007, LBI Media deposited amounts in trust to redeem all of its outstanding 10 1/8% senior subordinated notes at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to August 22, 2007, the redemption date. In connection with the redemption of these notes, we recorded a one-time loss of $8.8 million, which represents the early redemption premium on the notes of $7.6 million, and the write off of the unamortized deferred financing costs related to these notes of $1.2 million (see “—Liquidity and Capital Resources—LBI Media’s 10 1/8% Senior Subordinated Notes”).

Interest expense, net. Interest expense, net, increased by $3.5 million, or 44.9%, to $11.3 million for the three months ended September 30, 2007, from $7.8 million for the corresponding period in 2006. Interest expense increased in the third quarter of 2007 primarily due to:

(1)	the issuance of $228.8 million senior subordinated notes by LBI Media in July 2007;

(2)	interest rate swap expense of $1.7 million from a five-year interest rate swap agreement that we entered into in the second quarter of 2006; and

(3)	additional accretion on our senior discount notes issued in October 2003.

These increases were partially offset by the decrease in interest expense related to LBI Media’s $150.0 million senior subordinated notes that were due in 2012, which were repaid in July 2007.

Provision for income taxes. Our provision for income taxes increased by $1.0 million, to $1.1 million for the three months ended September 30, 2007, from $0.1 million for the corresponding period in 2006. As described above under “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”, certain investors purchased shares of our parent’s Class A common stock. As a result, our parent no longer qualifies as an “S corporation” and we and our subsidiaries are no longer qualified as “qualified subchapter S corporations.”

Net loss. We recognized net loss of $12.8 million for the three months ended September 30, 2007, as compared to net income of $3.8 million for the same period of 2006, a decrease of $16.6 million This decrease was primarily attributable to the following:

(1)	a $1.8 million increase in impairment charges to our broadcast licenses;

(2)	a $8.8 million loss on the redemption of LBI Media’s 10 1/ 8% senior subordinated notes;

(3)	an increase in our interest expense, net; and

(4)	increases in operating expenses resulting from the Dallas stations we acquired in November 2006.

Adjusted EBITDA. Adjusted EBITDA decreased by $0.9 million, or 5.9%, to $13.7 million for the three months ended September 30, 2007 as compared to $14.6 million for the same period in 2006 primarily as a result of increased operating expenses resulting from the Dallas stations we acquired in November 2006, local marketing agreement fees and other start-up costs of KWIE-FM (currently known as KRQB-FM), and an increase in the in-house production expenses of our television programming. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment increased by $0.9 million, or 11.9%, to $8.4 million for the three months ended September 30, 2007, from $7.5 million for the same period in 2006. The increase was primarily the result of increased revenues in the Dallas market as discussed above.

Adjusted EBITDA for our television segment decreased by $1.7 million, or 25.0% to $5.3 million for the three months ended September 30, 2007, from $7.0 million for the same period in 2006. The decrease was primarily the result of increased programming expense, and a decrease in net revenues in our California television markets.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006

Net Revenues. Net revenues increased by $7.6 million, or 9.4%, to $88.0 million for the nine months ended September 30, 2007, from $80.4 million for the same period in 2006. The increase was primarily attributable to increased advertising revenue from our Los Angeles and Dallas radio markets and our Texas television markets.

Net revenues for our radio segment increased by $8.1 million, or 21.6%, to $45.7 million for the nine months ended September 30, 2007, from $37.6 million for the same period in 2006. Increases in revenue at our new and existing Dallas radio stations were augmented by an increase in revenues at our Los Angeles radio stations. The increase in our advertising revenue in Dallas was partially due to increases in our audience and the acceptance by advertisers of our newly formatted stations in Dallas.

Net revenues for our television segment decreased by $0.5 million, or 1.3%, to $42.3 million for the nine months ended September 30, 2007, from $42.8 million for the same period in 2006. This decrease was attributable to lower advertising revenue in our California markets, which were partially offset by increased advertising revenue in our Texas markets.

Total operating expenses. Total operating expenses increased by $5.8 million, or 11.8%, to $54.9 million for the nine months ended September 30, 2007 from $49.1 million for the same period in 2006. This increase was primarily attributable to:

(1)	a $4.5 million increase in selling, general and administrative expenses due to (a) higher salaries, commissions and other selling expenses, attributable to increased staffing associated with our growth in net revenues, expenses related to our newly acquired Dallas radio stations, (b) start-up costs in connection with our new Dallas stations and our newly acquired radio station in the Riverside/San Bernardino, California market, including $0.4 million in local marketing agreement fees for time purchased on the station prior to its acquisition by us in September, and (c) a $0.8 million reserve recorded in connection with a settlement agreement for certain legal matters (see “—Legal Proceedings”);

(2)	a $3.0 million increase in programming expenses primarily related to additional production of in-house television programs and our new Dallas radio stations that we acquired in November 2006; and

(3)	a $1.9 million increase in depreciation and amortization due primarily to increased capital expenditures for existing properties.

The increases in operating expenses were partially offset by a $4.2 million decrease in deferred compensation expense because the amounts that were ultimately paid to two employees in the first and third quarters of 2007 were less than the amounts that had been accrued at December 31, 2006.

Of the above increases in operating expenses, approximately $6.3 million is primarily attributable to our newly acquired Dallas stations, which we began operating in November 2006. Operating expenses attributable to our new Dallas radio stations includes an impairment charge to our broadcast licenses of $3.0 million that we recorded in the third quarter of 2007. The increases in our operating expenses relating to our new Dallas radio stations and certain of our other radio and television stations were partially offset by overall decreases in operating expenses at our Los Angeles radio station and our Houston television station.

Total operating expenses for our radio segment increased by $4.1 million, or 20.2%, to $24.2 million for the nine months ended September 30, 2007, from $20.1 million for the same period in 2006. This increase was primarily attributable to:

(1)	a $3.0 million increase in selling, general and administrative expenses, due primarily to increased salaries, including new personnel and start-up costs in connection with our new Dallas stations and our newly acquired radio station in the Riverside/San Bernardino, California market, including $0.4 million in local marketing agreement fees for time purchased on the station prior to its acquisition by us in September;

(2)	a $1.8 million increase in impairment charges relating our Dallas radio broadcast licenses as compared to impairment charges relating to our Dallas and Houston broadcast stations during the same period in 2006;

(3)	a $1.5 million increase in depreciation and amortization due primarily to increased capital expenditures for existing properties; and

(4)	a $1.4 million increase in programming expenses primarily attributable to the reformatting and programming of our new Dallas stations.

This increase was partially offset by a $4.2 million decrease in deferred compensation expense because the amounts that were ultimately paid to two employees in 2007 were less than the amounts that had been accrued at December 31, 2006.

Of the above increases in operating expenses, approximately $6.3 million of the increase included expenses primarily attributable to our new Dallas radio stations, the assets of which were acquired in November 2006. Operating expenses attributable to our new Dallas radio stations includes an impairment charge to our broadcast licenses of $3.0 million that we recorded in the third quarter of 2007. The increases in our operating expenses relating to our new Dallas radio stations and certain of our other radio stations were partially offset by an overall decrease in operating expenses at our Los Angeles radio stations.

Total operating expenses for our television segment increased by $1.7 million, or 6.0%, to $30.7 million for the nine months ended September 30, 2007, from $29.0 million for the same period in 2006. This increase was primarily due to:

(1)	a $1.6 million increase in programming expenses related to the additional production of in-house programming;

(2)	a $1.5 million increase in selling, general and administrative expenses related to higher sales salaries and commissions associated with our revenue growth and a $0.8 million reserve recorded in connection with a settlement agreement for certain legal matters (see “—Legal Proceedings”); and

(3)	a $0.3 million increase in depreciation and amortization due primarily to increased capital expenditures for existing properties.

The increases were offset by a $1.6 million decrease in impairment charges for our television broadcasts licenses. We did not record an impairment charge to our television broadcast licenses during the nine months ended September 30, 2007, as compared to a $1.6 million charge recorded for the same period in 2006.

Loss on note redemption. In July 2007, LBI Media deposited amounts in trust to redeem all of its outstanding 10 1/8% senior subordinated notes at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to August 22, 2007, the redemption date. In connection with the redemption of these notes, we recorded a one-time loss of $8.8 million, which represents the early redemption premium on the notes of $7.6 million, and the write off of the unamortized deferred financing costs related to these notes of $1.2 million (see “—Liquidity and Capital Resources—LBI Media’s 10 1/8% Senior Subordinated Notes”).

Interest expense, net. Interest expense, net, increased by $4.6 million, or 19.8%, to $27.7 million for the nine months ended September 30, 2007, from $23.1 million for the corresponding period in 2006. Interest expense increased primarily due to:

(1)	increased borrowings under LBI Media’s senior revolving credit facilities relating to the acquisition of selected assets of our Dallas radio stations;

(2)	the issuance of $228.8 million senior subordinated notes by LBI Media in July 2007;

(3)	interest rate swap expense of $0.6 million from a five-year interest rate swap agreement that we entered into in the second quarter of 2006; and

(4)	additional accretion on our senior discount notes issued in October 2003.

These increases were partially offset by the decrease in interest expense related to LBI Media’s $150.0 million senior subordinated notes that were due in 2012, which were repaid in July 2007.

Provision for income taxes. Our provision for income taxes increased by $50.3 million, or 251.5% to $50.5 million for the nine months ended September 30, 2007, from $0.2 million for the corresponding period in 2006. As described above under “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”, certain investors purchased shares of our parent’s Class A common stock. As a result, our parent no longer qualifies as an “S corporation” and we and our subsidiaries are no longer qualified as “qualified subchapter S corporations.” Accordingly, we recorded a one-time non-cash charge of $46.9 million to adjust our deferred tax accounts in the first quarter of 2007.

Net loss. We recognized net loss of $53.8 million for the nine months ended September 30, 2007, as compared to net income of $8.0 million for the same period of 2006, a decrease of $61.8 million. This change was primarily attributable to the one-time non-cash charge of $46.9 million to our deferred tax accounts and a $8.8 million loss on the redemption of LBI Media’s 10 1/8% senior subordinated notes.

Adjusted EBITDA. Adjusted EBITDA increased by $3.8 million, or 9.8%, to $42.9 million for the nine months ended September 30, 2007 as compared to $39.1 million for the same period in 2006 primarily as a result of increased revenues from our radio stations and charges to deferred compensation expense because the amount ultimately paid to employees in 2007 was less than the amount that was accrued at December 31, 2006. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment increased by $7.3 million, or 35.9%, to $27.8 million for the nine months ended September 30, 2007 as compared to $20.5 million for the same period in 2006. The increase was primarily the result of increased advertising revenue in our Los Angeles and Dallas markets and charges to deferred compensation expense as discussed above.

Adjusted EBITDA for our television segment decreased by $3.5 million, or 19.0% to $15.1 million for the nine months ended September 30, 2007, from $18.6 million for the same period in 2006. This decrease was primarily the result of increased programming expenses and selling, general and administrative expenses as discussed above.

Liquidity and Capital Resources

LBI Media’s Senior Credit Facilities. Our primary sources of liquidity are cash provided by operations and available borrowings under our subsidiary’s, LBI Media’s, $150.0 million senior revolving credit facility. On May 8, 2006, LBI Media refinanced its prior $220.0 million senior revolving credit facility with a $150.0 million senior revolving credit facility and a $110.0 million senior term loan facility. LBI Media has, however, the option to request its lenders to increase the aggregate amount of its senior credit facilities by $50.0 million to $310.0 million, but LBI Media’s lenders are not obligated to increase the amount of its senior credit facilities. Under the senior revolving credit facility, LBI Media has a swing line sub-facility equal to an amount of not more than $5.0 million.

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

As of September 30, 2007, LBI Media had $20.7 million aggregate principal amount outstanding under the senior revolving credit facility and $108.3 million aggregate principal amount of outstanding senior term loans. Since September 30, 2007, LBI Media has repaid, net of borrowings, approximately $4.6 million under its senior revolving credit facility.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for term loans is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At September 30, 2007, borrowings under the senior credit facilities bore interest at rates between 6.38% and 7.06%, including the applicable margin.

Under the indentures governing LBI Media’s 8 1/2% senior subordinated notes and our senior discount notes (described below), LBI Media is limited in its ability to borrow under the senior revolving credit facility and to borrow additional amounts under the senior term loan facility. In addition to the $110.0 million that has already been borrowed under the senior term loan facility, LBI Media may borrow up to $150.0 million under the senior credit facilities (subject to certain reductions under certain circumstances) without having to comply with specified leverage ratios under the indentures governing its 8 1/2 % senior subordinated notes and our senior discount notes, but any amount over such $150.0 million that LBI Media may borrow under the senior credit facilities (subject to certain reductions under certain circumstances) will be subject to LBI Media’s and our compliance with specified leverage ratios (as defined in the indentures governing LBI Media’s 8 1/2% senior subordinated notes and our senior discount notes). Also, the indenture governing LBI Media’s 8 1/2% senior subordinated notes prohibits borrowings under LBI Media’s senior credit facilities, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to their stated maturity.

LBI Media’s senior credit facilities contain customary restrictive covenants that, among other things, limit its ability to incur additional indebtedness and liens in connection therewith and pay dividends. Under the senior revolving credit facility, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement).

LBI Media’s 10 1/8% Senior Subordinated Notes. In July 2002, LBI Media issued $150.0 million of 10 1 /8% senior subordinated notes that mature in 2012. Under the terms of LBI Media’s 10 1/8% senior subordinated notes, it paid semi-annual interest payments of approximately $7.6 million each January 15 and July 15. The indenture governing LBI Media’s 10 1/8% senior subordinated notes contained certain restrictive covenants that, among other things, limited its ability to incur additional indebtedness and pay dividends. On August 22, 2007, LBI Media redeemed all of its outstanding 10 1/8% senior subordinated notes at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest, for approximately $159.2 million.

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

The indenture governing these notes also provides for customary events of default, which include (subject in certain instances to cure periods and dollar thresholds): nonpayment of principal, interest and premium, if any, on the notes, breach of covenants specified in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. The notes will become due and payable immediately without further action or notice upon an event of default arising from certain events of bankruptcy or insolvency with respect to LBI Media and certain of its subsidiaries. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding notes may declare all the notes to be due and payable immediately.

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

Summary of Indebtedness. The following table summarizes our various levels of indebtedness at September 30, 2007.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate

LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$20.7 million(1)	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio

LBI Media, Inc.	$110.0 million senior secured term loan credit facility	$108.3 million	March 31, 2012	LIBOR plus 1.50% per annum, or base rate plus 0.50% per annum

LBI Media, Inc.	Senior subordinated notes	$225.0 million	August 1, 2017	8.5%

LBI Media Holdings Inc.	Senior discount notes	$61.2 million	October 15, 2013	11%

Empire Burbank Studios LLC	Mortgage note	$2.2 million	July 1, 2019	5.52%

(1)	LBI Media has repaid, net of borrowings, approximately $4.6 million under its senior secured revolving credit facility since September 30, 2007.

Cash Flows. Cash and cash equivalents were $0.7 million and $1.5 million at September 30, 2007 and December 31, 2006 respectively. Our cash balance at September 30, 2007 was lower as a result primarily of LBI Media’s repayments on its long term debt and amounts paid for the acquisition of selected radio and television assets, including amounts we have deposited in escrow.

Net cash flow used in our operating activities was $3.1 million for the nine months ended September 30, 2007 and net cash flow provided by operating activities was $13.8 million for the nine months ended September 30, 2006. The decrease in our net cash flow provided by operating activities was primarily the result of:

(1)

a loss from operations primarily attributable to increased interest costs, including the $7.6 million early redemption premium paid to redeem LBI Media’s 10 1/8% senior subordinated notes in July 2007, operating expenses resulting from the Dallas stations we acquired in November 2006 and local marketing agreement fees and other start-up costs of KWIE-FM (currently known as KRQB-FM); and

(2)	decreases in our accounts payable and increases in our accounts receivable as a result of the timing of payments and cash receipts.

Net cash flow used in investing activities was $37.8 million and $15.5 million for the nine months ended September 30, 2007 and 2006, respectively. Capital expenditures were $11.7 million for the nine months ended September 30, 2007 compared to $10.3 million in the same period in 2006. During the third quarter of 2007, capital expenditures for property and equipment were primarily related to the construction of new towers and transmitter sites for our Dallas-Fort Worth and Houston, Texas radio stations and the addition of studio equipment for our Los Angeles television station.

Net cash flow provided by financing activities was $40.0 million and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively. The net cash flow provided by financing activities for the nine months ended September 30, 2007 reflects a capital contribution (net of distributions) from our parent of $45.7 million, and, in turn, from us to LBI Media, and proceeds from LBI Media’s issuance of 8 1/2% senior subordinated notes, partially offset by LBI Media’s repayment of its senior revolving credit facility and LBI Media’s redemption of its 10 1/8% senior subordinated notes. See “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At September 30, 2007, such obligations and commitments were LBI Media’s senior revolving credit facility, LBI Media’s senior term loan facility and LBI Media’s 8 1/2% senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries and our operating leases as follows:

	Payments due by Period from September 30, 2007 (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$699,384	$29,278	$73,392	$192,567	$404,147
Operating leases	15,524	1,708	3,027	2,503	8,286

Total contractual cash obligations	$714,908	$30,986	$76,419	$195,070	$412,433

The above table includes principal and interest payments under our debt agreements based on our interest rates as of September 30, 2007 and assuming no additional borrowings or principal payments on LBI Media’s senior revolving credit facility until the facility matures in 2012. It does not include any deferred compensation amounts we may ultimately pay.

Expected Use of Cash Flows. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, selling, general and administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. We expect to use cash to fund the purchase price for the acquisition of KPNZ-TV and KDES-FM (see “—Acquisitions”).

For our television segment, our planned uses of liquidity during the next twelve months will include the addition of production equipment for our Texas and Los Angeles television stations at an estimated cost of $2.0 million. We are also in the process of obtaining cost estimates for the reconstruction of our low-power television facility in San Diego, KSDX, that was burned down by the wildfires in October 2007.

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

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income (loss) plus income tax expense (benefit), gain (loss) on sale of property and equipment, gain (loss) on sale of investment, net interest expense, interest rate swap expense, depreciation and amortization, and impairment of broadcast licenses.

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

•	it provides a liquidity measure before the impact of a company’s capital structure by removing net interest expense items and interest rate swap expenses.

Our management uses Adjusted EBITDA:

•	as a measure to assist us in planning our acquisition strategy;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of liquidity and cash flow used by management;

•	as a measure for determining our operating budget and our ability to fund working capital; and

•	as a measure for planning and forecasting capital expenditures.

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

Acquisitions of radio and television station assets

Our radio and television station acquisitions have consisted primarily of FCC licenses to broadcast in a particular market (broadcast licenses). We generally acquire the existing format and change it upon acquisition. As a result, a substantial portion of the purchase price for the assets of a radio or television station is allocated to its broadcast license. The allocations assigned to acquired broadcast licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 9.2% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3% of our outstanding receivables as of September 30, 2007, from 9.2% to 12.2% or $2.0 million to $2.7 million, would result in a decrease in pre-tax income of $0.7 million for the three months and nine months ended September 30, 2007.

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

We completed our annual impairment review of our broadcast licenses in the third quarters of 2007 and 2006 and conducted an additional review of the fair value of some of our broadcast licenses in the second quarter of 2006. For purposes of our impairment testing, the unit of accounting is each individual FCC license or, in situations where there are multiple stations in a particular market that broadcast the same programming (that is, simulcast), it is the cluster of stations broadcasting the programming. We determined the fair value of each of our broadcast licenses by assuming that entry into the particular market took place as of the valuation date and considered the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. In 2007 and 2006, we adjusted the projected total advertising revenues to be generated in certain of these markets downward due to a general slowdown in broadcast revenues in those markets, which was partially explained by greater competition for revenues from non-traditional media. We determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market and did not take into consideration our format or management capabilities. As a result, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of our broadcast licenses. Our revenues are generated predominantly from local and regional advertisers and we believe the decrease in advertising in those markets will come primarily from national advertisers to general market (non-Hispanic) radio and television stations. We had impairment write-downs for the nine months ended September 30, 2007 and 2006 of $3.0 million and $2.8 million, respectively.

In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future revenue estimates based on projected ratings increases, planned timing of signal strength upgrades, planned timing of promotional events, customer commitments and available advertising time. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about cash flows after conversion reflect estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If the expected cash flows are not realized, impairment losses may be recorded in the future. If we experienced a 10% decrease in the fair value of each of our broadcast licenses from that determined at September 30, 2007 (the most recent date a fair value determination was performed for each broadcast license), we would require an additional impairment write-down of approximately $12.9 million.

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

The deferred compensation amounts earned under our employment agreement with a December 31, 2005 “net value” determination date and one of our employment agreements with a December 31, 2006 “net value” determination date were paid in cash during 2006 and the first quarter of 2007, respectively. In the third quarter of 2007, we made a cash payment of approximately $3.0 million under an employment agreement with December 31, 2006 “net value” determination date. We recorded the deferred compensation expense with respect to such employment agreement in the second quarter of 2007. Because the amounts paid for the two deferred compensation payments in 2007 were less than the amount accrued at December 31, 2006, deferred compensation expense decreased for the nine months ended September 30, 2007. We have one other employment agreement with a “net value” determination date of December 31, 2009.

If we assumed no change in the “net value” of Liberman Broadcasting from that at September 30, 2007, we would not expect to record any deferred compensation expense during 2007 relating solely to the time vesting portion of the deferred compensation. The agreements require us to pay the deferred compensation amounts in cash until Liberman Broadcasting’s common stock becomes publicly traded, at which time we may pay these amounts in cash or Liberman Broadcasting’s common stock, at our option.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, changes in interest rates related to borrowings under LBI Media’s senior credit facilities and changes in the fair value of LBI Media’s 8 1/2% senior subordinated notes and our senior discount notes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.

The fair value of our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of our fixed rate debt would have decreased by approximately $15.7 million at September 30, 2007. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would have resulted in an increase in market value of approximately $16.9 million at September 30, 2007. Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

Item 4.	Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on the foregoing, our President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We may be adversely affected by disruptions in our ability to receive or transmit programming.

The transmission of programming is subject to risks of equipment failure, including those failures caused by radio or television tower defects and destruction, natural disasters, power losses, low-flying aircraft, software errors or telecommunications errors. Disruption of our programming transmissions may occur in the future and other comparable transmission equipment may not be available. Any natural disaster or extreme climatic event, such as fire, could result in the loss of our ability to broadcast.

Further, we own or lease antenna and transmitter space for each of our stations. If we were to lose any of our antenna tower leases or if any of our towers or transmitters were damaged, we may not be able to secure replacement leases on commercially reasonable terms, or at all, which could also prevent us from transmitting our signals. Disruptions in our ability to receive or transmit our broadcast signals could have a material adverse effect on our audience levels, advertising revenues and future results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc.(1)

3.2	Amended and Restated Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture, dated as of October 10, 2002, by and between LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	Amendment No. 1 to Investor Rights Agreement and Waiver, dated as of July 10, 2007, by and among Liberman Broadcasting, Inc., OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Opps Broadcasting, LLC, OCM Principal Opportunities Fund IV AIF (Delaware), L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P., and the existing stockholders listed on the signature pages thereto*

10.2	Asset Purchase Agreement, dated as of July 16, 2007, by and between Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, and KWIE, LLC, KWIE Licensing LLC and Magic Broadcasting, Inc., as sellers*

10.3	Indenture, dated as of July 23, 2007, by and among LBI Media, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (3)

10.4	Second Amendment to Amended and Restated Credit Agreement, dated as of July 23, 2007, by and among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, and Credit Suisse, Cayman Islands Branch, as Collateral Agent (3)

10.5	Asset Purchase Agreement, dated as of November 9, 2007, by and between Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, and R&R Radio Corporation, as seller*

10.6	Agreement Relating to Relocation and Purchase of KDES-FM, dated as of November 9, 2007, by and between Liberman Broadcasting of California LLC and Spectrum Scan-Idyllwild, LLC*

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.

(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 17, 2007.

(2)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122) filed on October 30, 2003, as amended.

(3)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K filed on July 23, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ Lenard D. Liberman
Lenard D. Liberman
Executive Vice President, Chief Financial Officer and Secretary

Date: November 14, 2007