Form 10-K
period 2007-12-31
LBI MEDIA HOLDINGS INC
filed 2008-03-31
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2008, no shares of LBI Media Holdings, Inc.’s voting stock were held by non-affiliates.

As of March 31, 2008, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

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

Overview

We are one of the largest owners and operators of Spanish-language radio and television stations in the United States based on revenues and number of stations. We own 22 radio stations (fifteen FM and seven AM) and five television stations in greater Los Angeles (including Riverside, San Bernardino and Orange Counties), Houston, Dallas-Fort Worth, San Diego, and Salt Lake City, the first, fourth, sixth, fourteenth and thirty-second largest Hispanic markets in the United States, respectively, based on Hispanic television households. We operate radio and television stations in markets that comprise approximately 29% of the U.S. Hispanic population.

Our Los Angeles cluster (including Riverside, San Bernardino and Orange Counties) consists of six Spanish-language radio stations, one AM radio station with time-brokered programming and a television station. Our Houston cluster consists of eight Spanish-language radio stations, one AM radio station with time-brokered programming and a television station. Our Dallas-Fort Worth cluster consists of five Spanish-language radio stations, one FM radio station with time-brokered programming and one television station. We also own a television station serving the Salt Lake City market. Further, we own a television station that services the San Diego, California market. In October 2007, however, wildfires affected parts of Southern California and burned down that station’s broadcasting facility, temporarily suspending service to the San Diego market until we rebuilt the broadcast facility and resumed service in January 2008. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we use to produce approximately ten hours of television programming each weekday. We also own television production facilities in Houston and Dallas-Fort Worth, Texas that allow us to produce programming in those markets as well.

We seek to own and operate radio and television stations in the nation’s largest and most densely populated Hispanic markets. Our strategy is to increase revenue and cash flow in our markets by reformatting acquired stations with programming that is focused on the demographic composition of the market, providing creative advertising solutions and value-added services for our clients, utilizing our own television and radio stations to cross-promote and execute marketing campaigns to develop listenership and viewership and implementing strict cost controls.

We had a substantial debt balance of $422.8 million at December 31, 2007.

Operating Strategy

The principal components of our operating strategy are set forth below:

Develop popular stations by targeting the local community

As not all Hispanics have the same cultural and ethnic backgrounds, we seek to create radio and television programming that resonates with Hispanics living in the local market in order to attract the largest audience. We believe that we are particularly adept at programming to the tastes and preferences of the Hispanics of Mexican heritage, which comprise 81%, 77%, 85%, 87% and 76% of the Hispanic populations in Los Angeles, Houston, Dallas-Fort Worth, San Diego and Salt Lake City, respectively, according to a 2006 survey by the U.S. Census Bureau. We believe our ability to produce locally targeted programming gives us an advantage over most other Spanish-language broadcasters that develop and distribute their programming on a national basis and, as a result, we have generally been able to achieve and maintain strong station ratings in our markets.

Cross-promote our radio and television stations

We utilize a portion of our commercial inventory time at both our radio and television stations to run advertisements promoting our other stations and programming, which helps us capitalize on the strong ratings and targeted audience of our stations with no incremental cash outlay. In addition, we utilize our radio and television personalities to create complementary programs that attract our radio listeners to our television programs and our television viewers to our radio stations. For example, in Los Angeles and Houston, we produce musical variety television shows that feature music industry news, interviews and videos of songs played on our popular radio stations in those markets.

Capitalize on our complementary radio and television stations to capture a greater share of advertising revenue

We create cross-selling opportunities by offering our advertisers customized marketing programs that allows them to cross-advertise on radio and television, as well as to cross-merchandise through product integration in our programming. This allows us to effectively compete for a significant portion of an advertiser’s Hispanic budget since advertisers have historically spent over 80% of their Hispanic advertising budgets on radio and television. We believe that we are able to capture a larger share of advertising revenues in our markets because of our ability to cross-sell and cross-promote our radio and television stations. We also take advantage of these advertiser relationships by allowing our account executives to sell across media platforms and across markets.

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

Provide product integration that allows us to differentiate ourselves from our competition

Because we produce over 50 hours of internal programming for our television stations each week, we are able to integrate the products of our advertisers into our television shows. The ability to provide product integration to our television advertisers in our television programming is a significant competitive advantage given the growing popularity of imbedding advertisers’ products and services in television shows and the inability of many of our competitors, who do not internally produce their own programs, to provide such services.

Form exclusive talent relationships

Each of the television shows we produce at our studios features actors we develop. Many of our television shows also feature, on a regular basis, famous actors from Mexico. Both the actors we develop and the established Mexican actors that appear in our internally produced programming are available to endorse the products or services of our advertisers, which we believe is one of our competitive advantages.

Develop a diverse local advertising base

Consistent with our locally targeted programming strategy, our sales strategy is focused on establishing direct relationships with the local advertising community. Local advertising accounted for approximately 81.0% of our gross advertising revenue in 2007. We believe that local advertisers are more responsive to Hispanic advertising opportunities in our markets. Other advantages of our locally focused sales strategy include the following:

•	our cash flows have been generally less vulnerable to ratings fluctuations as a result of our strong relationships with our advertisers;

•	our cash flows have been relatively more recession resistant because local advertising has historically been less cyclical than national advertising; and

•	our large and diverse client base has resulted in no single advertiser accounting for more than 1.1% of our gross advertising revenues in 2007.

Utilize cost-effective television programming to drive cash flow growth

Currently we produce over 50 hours of television programming each week. Our weekday programming consists primarily of internally produced shows between the hours of 7:00 AM and 11:00 PM (in Los Angeles), which creates a compelling programming line-up for our television stations. Our in-house television production facilities provide us with an efficient cost structure to create programming, such as our musical variety shows Estudio 2, El Show de Lagrimita y Costel, La Raza TV and Que Buena TV, our entertainment game show A Que No Puedes, our news programs Alarma TV and Noticieros STN, our procedural drama Secretos, our comedy show Teatro de la Risa and our popular daily talk show Jose Luis Sin Censura. We realize programming synergies between our radio and television assets by leveraging our dominant market presence in Spanish radio by creating music-based variety programs like Estudio 2. Estudio 2 was the number two Hispanic television program in its time slot in prime time in the Los Angeles market for the adults aged 18 to 49 demographic during November 2007. Furthermore, we supplement our internally produced programming with purchased programs, primarily Spanish-language movies, which we obtain from numerous producers in Latin America. If we acquire additional television stations, we will be able to further leverage our programming library across a broader base of stations, thereby potentially increasing our profitability.

Capitalize on our valuable programming library

Our internal production of television programming allows us to assemble a valuable programming library that can be exploited at limited additional cost through syndication and by use on our other stations, DVDs, video on demand, the internet and other formats.

Acquisition Strategy

Our acquisition strategy focuses on identifying and acquiring selected assets of radio and television stations in the largest, most densely populated and fastest growing U.S. Hispanic markets to build market-leading Hispanic radio and television clusters. While our previous acquisitions have been concentrated in California and Texas, we recently completed the acquisition of certain assets of a television station in Utah and we may acquire assets of radio and television stations in other U.S. markets that we have yet to enter. Although these stations often do not target the local Hispanic market at the time of acquisition, we believe they can be successfully reformatted to capture this audience. In analyzing our acquisition opportunities, we consider the following criteria for a station:

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

We have built a long-term track record of acquiring and developing underperforming radio and television stations that has enabled us to achieve significant increases in our net revenue over the past decade. Since our inception in 1987, we have acquired and programmed 19 radio stations and 5 television stations. By reformatting these 24 stations with our own original Spanish language programming, implementing strict cost controls and providing creative marketing programs to our clients, we believe we have successfully developed and grown our stations in each of our markets. We believe that our record of successfully executing our acquisition strategy in new Hispanic markets will position us to continue creating top-ranked Hispanic station clusters in other Hispanic markets.

Hispanic Market Opportunity

We believe the Hispanic community represents an attractive market for future growth. In 2006, according to the U.S. Census Bureau, the U.S. Hispanic population was the largest and fastest-growing minority group in the United States. The U.S. Hispanic population grew 3.4% from July 2005 to July 2006, accounting for about one-half of all U.S. population growth during that period, as reported by the U.S. Census Bureau. By 2010, the U.S. Hispanic population is expected to reach approximately 47.8 million people, or 16% of the total U.S. population. Our recent acquisition of the selected assets of a television station in Salt Lake City, Utah provides us access to a Hispanic population that has grown 239% since 1990. Further, according to a U.S. Census Bureau survey released in February 2007, California had the largest Hispanic population of any state as of July 2006, followed by Texas, the two states in which we primarily operate. In addition, Texas and California had the largest increase in the number of Hispanic persons between 2005 and 2006.

In addition, advertisers have been directing more advertising dollars towards U.S. Hispanics. According to SNL Kagan in its “Economics of Hispanic TV & Radio in the U.S., 2008 Edition” study, Hispanic television advertising revenues are expected to increase by 5.4% annually through 2011. Further, Hispanic radio revenues are expected to increase 6% in 2008, outpacing the overall radio industry’s expected growth of 2% to 3% for that year.

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

We believe we are well positioned to capitalize on the growing Hispanic advertising market given the concentration of the Hispanic population in certain markets in the United States and our attractive position in three of the six largest Hispanic markets in the United States based on Hispanic television households, Los Angeles, Houston and Dallas-Fort Worth, as well as our record of successfully executing our acquisition strategy in new Hispanic markets.

Our Markets

The following table sets forth certain demographic information about the markets in which our radio and television stations operate.

Market	Total Population	Hispanic Population	% Hispanic Population	% Hispanic Population of Mexican Descent	Hispanic Population Growth (6)
Los Angeles(1)	17,775,984	7,760,599	44%	81%	62%
Houston(2)	5,542,048	1,848,279	33%	78%	139%
Dallas(3)	6,235,891	1,616,307	26%	85%	208%
San Diego(4)	2,941,454	885,504	30%	87%	73%
Salt Lake City(5)	1,563,005	210,200	13%	76%	239%
Total U.S. (for comparison)	299,398,485	44,252,278	15%	64%	98%

Source: American Community Survey Profile 2006 by the U.S. Census Bureau

(1)	Represents the Los Angeles, Long Beach and Riverside, CA combined statistical area.
(2)	Represents the Houston combined statistical area.
(3)	Represents the Dallas-Fort Worth combined statistical area.
(4)	Represents the San Diego metropolitan statistical area.
(5)	Represents the Salt Lake City-Ogden-Clearfield, Utah metropolitan statistical areas.
(6)	Represents growth from 1990 to 2006.

Our Radio and Television Stations

The following tables set forth certain information about our radio and television stations and their broadcast markets.

Radio Stations

Market/Station(1)	Market Rank (2)	Hispanic Market Rank (3)	Frequency	Format	Station Audience Share(4)
Los Angeles	2	1
KBUE-FM/KBUA-FM/KEBN-FM(5)			105.5/94.3/94.3	Regional Mexican	8.3
KRQB-FM(10)			96.1	Regional Mexican	7.6
KHJ-AM			930	Ranchera	1.6
KWIZ-FM			96.7	Hit Music	1.2
KVNR-AM(6)			1480	Time Brokered	—

Total					18.7
Houston	10	4
KQQK-FM/ KXGJ-FM(7)			107.9/101.7	Spanish Pop	7.8
KTJM-FM/KJOJ-FM(8)			98.5/103.3	Regional Mexican	6.6
KNTE-FM/KQUE-AM/KJOJ-AM(9)			96.9/1230/880	Norteña	1.6
KEYH-AM			850	Ranchera	1.5
KSEV-AM(6)			700	Time Brokered	—

Total					17.5
Dallas-Fort Worth	5	6
KNOR-FM			93.7	Regional Mexican	6.3
KBOC-FM			98.3	Norteña	4.6
KTCY-FM			101.7	Spanish Pop	4.5
KZZA-FM			106.7	Reggaeton / Hip-Hop	3.7
KZMP-AM			1540	Ranchera	0.8
KZMP-FM(6)			104.9	Time Brokered	—

Total					19.9

(1)	Our radio stations are in some instances licensed to communities other than the named principal community for the market.
(2)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(3)	Represents rank among U.S. Hispanic markets by Hispanic television households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the United States.
(4)	Represents the average share of Hispanic listeners, ages 18 to 49, listening to our radio stations weekdays from 6:00 AM to 12:00 AM from the four most recent Arbitron surveys in each region. (Los Angeles (except for KRQB-FM) source: Arbitron Los Angeles surveys Fall 2007, Spring 2007, Summer 2007 and Winter 2007. KRQB source: Arbitron survey Fall 2007. Houston source: Arbitron PPM Houston-Galveston surveys September 2007, October 2007, November 2007 and December 2007. Dallas source: Arbitron Dallas-Ft. Worth surveys Fall 2007, Spring 2007, Summer 2007 and Winter 2007.) A 8.3 station audience share means that 8.3% of all radio listeners in the station’s market listen to that station.
(5)	KBUA-FM and KEBN-FM (formerly KMXN-FM) currently simulcast the signal of KBUE-FM in the San Fernando Valley and Orange County, respectively. We have upgraded the signals of KBUA-FM and KEBN-FM from 3kW to 6kW, thereby improving our coverage of the Los Angeles market and enabling us to use the stations for purposes other than to simulcast with KBUE-FM, if we so choose.
(6)	Three of our stations, KVNR-AM, KSEV-AM and KZMP-FM are operated by third parties under time brokerage agreements. We receive a monthly fee from the third parties for the air time and the third parties receive revenues from their sale of advertising spots.
(7)	KXGJ-FM simulcasts the signal of KQQK-FM.
(8)	KJOJ-FM simulcasts the signal of KTJM-FM.
(9)	KNTE-FM (formerly KIOX-FM) is simulcast with KQUE-AM and KJOJ-AM.

(10)	We acquired the assets of KRQB-FM, which serves the Riverside/San Bernardino region of our Los Angeles market, in September 2007.

Television Stations

Station	Channel	Market	DMA Rank(1)	Hispanic Market Rank (2)	Number of Hispanic TV Households
KRCA	62	Los Angeles	2	1	1,817,720
KZJL	61	Houston	10	4	524,810
KMPX	29	Dallas-Fort Worth	5	6	458,410
KSDX(3)	29	San Diego	27	14	227,530
KPNZ	24	Salt Lake City	35	32	78,080

Source: Nielsen Media Research-NSI, January, 2008

(1)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(2)	Represents rank among U.S. Hispanic markets by Hispanic TV households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the United States.
(3)	In October 2007, wildfires burned down KSDX’s broadcasting facility. We rebuilt the broadcasting facility and resumed service to the San Diego market in January 2008.

Programming

Radio. Our Spanish-language radio stations are targeted to the Spanish-speaking portion of the Hispanic population that is dominant in the local markets in which we operate. We tailor the format of each of our radio stations to appeal to a specific target demographic in order to maximize our overall listener base without causing direct format competition among our stations. We determine the optimal format for each of our stations based upon local market research. To create brand awareness and loyalty in the local community, we seek to enhance our market positions by sending on-air talent to participate in local promotional activities, such as concerts and live special events or promotions at client locations and other street level activities. These types of events also provide attractive promotional and advertising opportunities for our clients. We also promote our radio stations in our television programming airing in these markets.

The following provides a brief description of our Spanish-language radio station formats:

•

KBUE-FM/KBUA-FM/KEBN-FM (Que Buena) plays contemporary, up-tempo, regional Mexican music that includes Norteña, Banda, Corrido and Ranchera music. The target audience for these stations is adult listeners aged 18 to 34. The station features morning programming with our nationally recognized radio personality, Don Cheto.

•	KHJ-AM (La Ranchera) plays traditional Ranchera, also known as Mariachi music. The target audience for this station is adult listeners aged 25 to 54.

•	KWIZ-FM (La Rockola) plays regional Mexican music that includes Banda, Ranchera and Norteña music. The target audience for this station is adult listeners aged 18 to 49.

•

KRQB-FM (Que Buena) plays contemporary, up-tempo, regional Mexican music that includes Norteña, Banda, Corrido and Ranchera music. The target audience for this station is adult listeners 18 to 34. The station features morning programming with our nationally recognized radio personality, Don Cheto.

•

KTJM-FM/KJOJ-FM (La Raza) plays contemporary, up-tempo, regional Mexican music, similar to the music played on Que Buena, which includes Norteña, Banda, Corrido and Ranchera music. The target audience for these stations is adult listeners aged 18 to 34 and the station adjusts its music to the preferences of Hispanics in the Houston market.

•	KQQK-FM/KXGJ-FM (XO) plays contemporary, up-tempo, Spanish pop music. The target audience for these stations is adult listeners aged 18 to 34.

•	KEYH-AM (La Ranchera) plays traditional Ranchera music, which is also known as Mariachi. The target audience for this station is adult listeners aged 25 to 54.

•	KNTE-FM/KQUE-AM/KJOJ-AM (La Norteña) plays Norteña music from the northern portion of Mexico. The target audience for these stations is adult listeners aged 18 to 49.

•

KNOR-FM (La Raza) plays contemporary, up-tempo, regional Mexican music, similar to the music played on Que Buena, which includes Norteña, Banda, Corrido and Ranchera music. The station adjusts its music to the preferences of Hispanics in the Dallas market. The target audience for this station is adult listeners 18 to 34.

•	KTCY-FM (XO) plays contemporary, up-tempo, Spanish pop music. The target audience for this station is adult listeners 18 to 34.

•	KZZA-FM (Casa) plays Reggaeton and hip hop music. The target audience for this station is bi-lingual Hispanic adult listeners 18 to 34.

•	KZMP-AM (La Ranchera) plays traditional Ranchera, also known as Mariachi music. The target audience for this station is adult listeners 25 to 54.

•	KBOC-FM (El Norte) plays Norteña music which originates from northern Mexico. The target audience for this station is adult listeners 18 to 49.

Three of our radio stations are currently operated by third parties under time brokerage agreements. Our time brokered stations are a source of stable cash flow given that they are typically operated under long-term contracts with annual price escalators, and we do not incur any of the programming costs associated with these stations. Currently, KVNR-AM, which is in the Southern California market, broadcasts Vietnamese-language programming. According to the 2000 U.S. Census, the Los Angeles-Riverside-Orange County metropolitan area is the largest Vietnamese market in the United States. KSEV-AM in Houston broadcasts an English-language talk format that is operated by a local broadcaster. KZMP-FM in Dallas-Fort Worth broadcasts Indian and Pakistani-language programming.

Television. Our programming content consists primarily of internally produced programs such as comedy programs, news, procedural dramas, musical variety shows and a talk show, as well as purchased programs including Spanish-language movies. We own or have the rights to a library of more than 4,500 hours of Spanish-language movies, children’s shows and other programming content available for broadcast on our television stations. Currently we produce over 50 hours of television programming each week.

We seek to maximize our television group’s profitability by broadcasting internally produced Spanish-language programming, marketing commercial time to advertisers and selling infomercial advertising.

Production Facilities

We own Empire Burbank Studios, a fully equipped television production complex next to our corporate offices in Burbank, California. We also own studios and production facilities in Houston and Dallas, enabling us to produce local programming in those markets. The studios provide us with all of the physical facilities needed to produce our own Spanish-language television programming without the variable expense of renting these services from an outside vendor. We believe this enables us to produce our programming at a low cost relative to our competitors. By owning our production facilities we are able to control the content of the programs we produce and air. We currently produce the following Spanish-language programs at our Burbank facilities:

•

Noticias 62 En Vivo: two local newscasts airing on KRCA-TV, Channel 62, in Los Angeles that airs every weekday from 12:00 PM to 12:30 PM and 9:00 PM to 9:30 PM. Our 9:00 PM newscast is anchored by Emmy Award winner, Jesus Javier;

•

Los Angeles En Vivo: a half-hour live mid-day show featuring two hosts and a team of reporters covering current Los Angeles topics and events, including on-air contests and live product integration from sponsors. The show airs every weekday on KRCA-TV from 12:30 PM to 1:00 PM;

•	Que Buena TV: a music-oriented variety show centered around the music played by our Que Buena radio format in Los Angeles that airs every weekday on KRCA-TV from 3:00 PM to 4:00 PM;

•

Alarma TV: a fast-paced news program featuring lifestyle stories taken from around the world. This show airs every weekday in Los Angeles and San Diego on KRCA-TV and KSDX-TV, respectively, from 5:00 PM to 5:30 PM and 10:00 PM to 10:30 PM. The show also airs every weekday in Salt Lake City on KPNZ-TV from 4:00 PM to 4:30 PM and 9:00 PM to 9:30 PM, in Houston on KZJL-TV from 4:30 PM to 5:00 PM and every weekday in Dallas on KMPX-TV from 4:30 PM to 5:00 PM;

•

El Show de Lagrimita y Costel: a musical variety and comedy show hosted by famous father and son comedy/clown team, airing on KRCA-TV and KSDX-TV weekdays from 4:00 PM to 5:00 PM and on KZJL-TV, KMPX-TV and KPNZ-TV weekdays from 8:00 PM to 9:00 PM;

•

Jose Luis Sin Censura: a fast-paced talk show hosted by well-known Spanish television personality Jose Luis Gonzales that airs every weekday on KRCA-TV and KSDX-TV from 11:00 AM to 12:00 PM and 6:00 PM to 7:00 PM. The show also airs every weekday in Houston, Dallas and Salt Lake City, respectively, on KZJL-TV, KMPX-TV and KPNZ-TV, from 10:00 AM to 11:00 AM and from 5:00 PM to 6:00 PM;

•

Estudio 2: a musical variety show that features a live performance by a hit musical artist, a talent search and the performance of a famous Mexican comedian. The show airs every weekday on KRCA-TV and KSDX-TV from 7:00 PM to 8:00 PM. The show also airs every weekday on KZJL-TV, KMPX-TV and KPNZ-TV from 6:00 PM to 7:00 PM;

•

Secretos: a half-hour scripted procedural drama program that airs every weekday on KRCA-TV and KSDX-TV from 9:30 PM to 10:00 PM and on KPNZ-TV from 9:30 PM to 10:00 PM. The show also airs every weekday on KZJL-TV and KMPX-TV from 4:00 PM to 4:30 PM and from 9:00 PM to 9:30 PM;

•	Teatro de la Risa: a half-hour stand-up comedy show featuring popular comedians from Mexico that airs Saturdays on KRCA-TV, KZJL-TV, KMPX-TV and KPNZ-TV from 7:30 PM to 8:00 PM;

•

Noticiero STN: a half-hour national newscast hosted by Jesus Javier, which includes daily stories from STN reporters stationed in various locations throughout Mexico and Central and South America. The show airs every weekday on KRCA-TV and KSDX-TV from 5:30 PM to 6:00 PM and 10:30 PM to 11:00 PM. The show also airs every weekday on KZJL-TV, KMPX-TV and KPNZ-TV from 9:30 PM to 10:00 PM; and

•

A Que No Puedes: an hour game show program featuring two families competing for cash prizes by performing challenging physical activities presented by famous actors and who are judged by some of the top celebrities in Mexico. The show airs every weekday on KRCA-TV and KSDX-TV from 8:00 PM to 9:00 PM and on KZJL-TV, KMPX-TV and KPNZ-TV from 7:00 PM to 8:00 PM.

We also currently produce the following Spanish-language program at our Houston facilities:

•

La Raza TV: a music-oriented variety show centered around the music played by our La Raza radio formats in Houston and Dallas. The show airs every weekday on KZJL-TV from 3:00 PM to 4:00 PM and on KMPX-TV from 2:00 PM to 3:00 PM.

Throughout the year, we also program musical specials based on some of our bigger premier events from different markets. Premios de la Radio is a live, televised special of our musical awards show at the Gibson

Amphitheater in Los Angeles. The awards show features some of the top artists in the Hispanic music industry performing and presenting awards. Our popular special features programs, the Cinco de Mayo and Fiestas Patrias concerts, are produced and recorded in each of our radio markets. These are daytime music festivals that have drawn crowds in excess of 60,000 and usually feature eight to ten bands.

Sales and Advertising

Most of our net revenues are generated from the sale of local, regional and national advertising for broadcast on our radio and television stations. For the year ended December 31, 2007, approximately 81.0% of our gross advertising revenues were generated from the sale of local advertising and approximately 19.0% of our gross advertising revenues were generated from the sale of regional and national advertising. Local sales are made by our sales staffs located in Los Angeles, Riverside/San Bernardino and Orange County, California, Houston and Dallas, Texas and Salt Lake City, Utah. Prior to April 2005, national sales were made by our national sales representative, Spanish Media Rep Team, Inc., or SMRT, an affiliate of our parent’s two principal stockholders, in exchange for a commission from us that was based on a percentage of our net revenues from the national advertising sold. We merged SMRT into one of our wholly owned subsidiaries in April 2005 and as a result, our national sales are now made by our sales staffs in Los Angeles, Chicago, Miami, New York and Dallas.

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

Our Spanish-language radio stations compete against other Spanish-language radio stations in their markets for audiences and advertising revenue. In Los Angeles (including Riverside and San Bernardino Counties), our radio stations compete primarily against Univision Radio (formerly Hispanic Broadcasting Corporation), Spanish Broadcasting Systems, Inc. and Entravision Communications Corporation, three of the largest Hispanic group radio station operators in the United States. In both our Houston and Dallas-Fort Worth markets, our radio stations compete primarily against Univision Radio.

Our television stations primarily compete against Univision Communications, Inc. and Telemundo Communications Group, Inc. for audiences and advertising revenue in the Los Angeles, San Diego, Salt Lake City, Houston, and Dallas-Fort Worth markets.

Employees

As of December 31, 2007, LBI had approximately 780 employees, of which approximately 514 were full-time employees. Of the full-time employees, approximately 192 were in television, approximately 297 were in radio and approximately 25 were in corporate. None of our employees are represented by labor unions, and we have not entered into any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

FCC Licenses

Television and radio stations operate pursuant to licenses that are granted by the FCC for a term of eight years, subject to renewal upon application to the FCC. During the periods when renewal applications are pending, petitions to deny license renewal applications may be filed by interested parties, including members of the public. The FCC may hold hearings on renewal applications if it is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a “substantial and material question of fact” as to whether the grant of the renewal applications would be consistent with the public interest, convenience and necessity. However, the FCC is prohibited from considering competing applications for a renewal applicant’s frequency, and is required to grant the renewal application if it finds:

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

In September 2003, the FCC relaxed many of its ownership restrictions. In June 2004, the United States Court of Appeals for the Third Circuit rejected many of the Commission’s 2003 rule changes. The court remanded the rules to the Commission for further proceedings and extended a stay on the implementation of the new rules that the court had imposed in September 2003. In December 2007 the FCC adopted a Report and Order that left most of the Commission’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. That Order is now the subject of federal court appeals by parties urging more restrictive ownership rules, as well as by parties arguing that the FCC did not go far enough in deregulating.

Local Television Ownership Rule

The FCC’s December 2007 action left in place the Commission’s current local television ownership rules. Under those rules, one entity may own two commercial television stations in a Designated Market Area (“DMA”) as long as no more than one of those stations is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA.

Local Radio Ownership

The Communications Act and the FCC’s rules impose specific limits on the number of commercial radio stations an entity can own in a single market. The FCC’s December 2007 action left in place the Commission’s current local radio ownership rules. Under those rules:

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

Cross-Ownership Restrictions

The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market. The FCC’s December 2007 decision leaves the newspaper/broadcast and radio/television cross-ownership prohibitions in place, but provides that the Commission will evaluate newly proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors. The Commission will apply a presumption that the combination is in the public interest if it is located in a top 20 DMA and involves the combination of a newspaper and only one television station or radio station. If the combination involves a television station, the presumption will only apply where the station is not among the top 4 in the DMA and at least eight independently owned and operated newspapers and/or full-power commercial television stations remain in the DMA. All other combinations will be presumed not in the public interest. That negative presumption can be reversed if the combination will result in a new local news source that provides at least seven hours of local news programming or if the property being acquired has failed or is failing.

National TV Ownership Limit

The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent and is not affected by the December 2007 decision.

The FCC’s latest actions concerning media ownership have been challenged in court, and we cannot predict the outcome of this litigation or of threatened Congressional intervention that would void the FCC’s new ownership rules. Our ability to acquire additional television and radio stations, our acquisition strategy and our business may be significantly affected by changes to the multiple ownership and cross-ownership rules, ongoing FCC or Congressional review or amendment to the rules, as well as litigation challenging and possible court action upon the rules.

Because of these multiple and cross-ownership rules, if a shareholder, officer or director of Liberman Broadcasting, Inc. or one of its subsidiaries holds an “attributable” interest in one or more of our stations, that shareholder, officer or director may violate the FCC’s rules if that person or entity also holds or acquires an attributable interest in other television or radio stations or daily newspapers, depending on their number and location. If an attributable shareholder, officer or director of Liberman Broadcasting, Inc. or one of its subsidiaries violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our broadcast business, and may be unable to obtain FCC consents for certain future acquisitions.

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

Cable and Satellite Transmission of Local Television Signals

The FCC has adopted various regulations to implement provisions of the Cable Television Consumer Protection and Competition Act of 1992, as amended by the 1996 Act, governing the relationship between broadcasters and cable operators. Among other matters, these regulations require cable systems to devote a specified portion of their channel capacity to the carriage of the signals of local television stations and permit TV stations to elect between “must carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (“retransmission consent”). The Communications Act and FCC regulations also contain measures to facilitate competition among cable systems, telephone companies and other systems in the distribution of TV signals, video programming and other services. We have elected “must carry” status for our Los Angeles, Houston, and Dallas-Forth Worth stations on cable systems in those designated market areas. These elections will entitle our stations to carriage on those systems until December 31, 2008. We may also enter into retransmission consent agreements for carriage of our stations on certain cable systems. Our Salt Lake City station is currently carried pursuant to retransmission consent agreements.

In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA” or “1999 Satellite Act”), which established a copyright licensing system for limited distribution of television programming to direct broadcast satellite viewers and directed the FCC to initiate rulemaking proceedings to implement the new system. SHVIA also extended the current system of satellite distribution of distant network signals to unserved households—those that do not receive a Grade B signal from a local network affiliate.

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

In November 2007, the Commission decided that after the digital television transition, cable operators will have two options to ensure that all analog cable subscribers will continue to be able to receive the signals of stations electing must-carry status. Cable operators can choose to either broadcast the signal in digital format for digital customers and “down-convert” the signal to analog format for analog customers, or the cable operator may deliver the signal in digital format to all subscribers as long as the cable operator has ensured that all subscribers with analog service have set-top boxes that will convert the digital signal to analog format.

Time Brokerage Agreements

We have, from time to time, entered into time brokerage agreements giving third parties the right to broker time on our stations. We may also enter into agreements to broker time on stations owned by third parties. Historically, we have only purchased time on stations owned by third parties prior to purchasing selected assets of that station. By using time brokerage agreements, we can provide programming and other services to a station we expect to acquire before we receive all applicable FCC and other governmental approvals. We may also enter into agreements to broker time on stations owned by third parties outside of the acquisition context.

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

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station are allocated a separate channel for digital television operation. When the transition to digital television is complete, stations will be required to operate a single digital television channel and to surrender any other channel on which they previously operated. Federal legislation specifies February 17, 2009 as the end of the transition, when broadcasters must cease analog operation.

The FCC adopted timetables that required stations to select their post-transition digital television channels, as well as deadlines for certain stations to increase their digital facilities to operate at full authorized power. Equipment and other costs are associated with these requirements.

We have elected the currently-allotted digital television channels for KZJL-TV and KMPX-TV as their permanent post-transition digital television channels. KPNZ, which does not have an assigned digital channel, will convert to digital operation on its analog channel at the end of the end of the transition. In the case of KRCA-TV, we will need to change the channel on which our digital station operates because the current channel has been reallocated for public safety uses. We have completed construction of digital facilities for KZJL-TV and KMPX-TV at full authorized power. KPNZ is not currently operating a digital channel. We have a construction permit for digital facilities for KPNZ which authorizes use of the analog channel. We will complete the conversion to full-power digital operation on the analog channel on February 17, 2009. In the case of KRCA, we have completed construction of interim digital facilities that meet the FCC’s requirements for operation on its current digital television channel. We will continue to operate those facilities until the end of the transition, when we will be required to complete construction of full power digital facilities on the new channel chosen for post-transition operation. The FCC’s channel election process does not allow for expansion of the station’s digital service area; therefore the new channel will result in coverage that is equivalent to or less than that of full-power facilities on its current digital television channel. We expect the post-transition digital coverage to exceed KRCA’s current analog service population.

The FCC currently is considering issues such as whether a licensee’s public interest obligations attach to digital television service as a whole or to individual program streams and the expansion of political candidates’ access to television. We cannot predict the outcome of these proceedings. The FCC is in the process of finalizing broadcasters’ post-transition digital television channel assignments and has established policies to facilitate broadcasters’ construction of their final digital facilities by the transition deadline. The FCC has imposed consumer education requirements on broadcasters and quarterly reporting requirements concerning their efforts. Finally, Congress has charged the National Telecommunications and Information Administration (NTIA) with implementing a $1.5 billion program to provide digital converter boxes to American households that do not have digital television sets or television sets connected to cable or satellite.

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

Indecency

Provisions of federal law regulate the broadcast of obscene, indecent or profane material. The FCC has increased its enforcement efforts regarding broadcast indecency and profanity over the past few years. In June 2006, the statutory maximum fine for broadcast indecency material increased from $32,500 to $325,000. The United States Court of Appeals for the Second Circuit remanded the Commission’s decision to sanction stations for airing so-called “fleeting expletives,” and the United States Supreme Court recently decided to review the case. Further indecency-related litigation that might affect FCC indecency policies remains pending before the Third Circuit and is likely to remain unresolved pending a Supreme Court decision with regard to fleeting expletives. We cannot predict the outcome of the pending litigation.

Public Interest Programming

Broadcasters are required to air programming addressing the needs and interests of their communities of license, and to place “issues/programs lists” in their public inspection files to provide their communities with information on the level of “public interest” programming they air.

In November 2007, the FCC adopted an Order imposing new public file and public interest reporting requirements on television broadcasters. Pursuant to these new requirements, which originally were expected to take effect in mid-2008, stations with websites would be required to make certain portions of their public inspection files available online and broadcast notifications on how to access the public file. Stations also would be required to file quarterly a new, standardized form that will track various types and quantities of local programming. The form will require, among other things, information about programming related to local civic affairs, local electoral affairs, public service announcements, and independently-produced programming. The new standardized form would significantly increase recordkeeping requirements for television broadcasters. It is anticipated that the

FCC will adopt similar rules for radio broadcasters in the near future. Certain parties have filed petitions for review of these new obligations in federal court, and others intend to ask the FCC to reconsider the new reporting requirements. These actions likely will postpone their implementation.

In December 2007, the FCC issued a Report on Broadcast Localism and Notice of Proposed Rulemaking. The Report tentatively concluded that broadcast licensees should be required to have regular meetings with permanent local advisory boards to ascertain the needs and interests of communities. The Report also tentatively adopted specific renewal application processing guidelines that would require broadcasters to air a minimum amount of local programming. The Report seeks comment on a variety of other issues concerning localism including potential changes to the main studio rule, network affiliation rules, and sponsorship identification rules. We cannot predict whether the FCC will codify some or all of the specific localism initiatives discussed in the Report.

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

Digital Radio Services

The FCC has approved a technical standard for the provision of In-Band On-Channel™ terrestrial digital radio broadcasting by existing radio broadcasters and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. We and other broadcasters have intensified efforts to roll out terrestrial digital radio service, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. We may not, however, have the resources to acquire new digital radio technologies or to introduce new services that could compete with other new technologies.

The FCC has also adopted spectrum allocation, licensing and service rules for satellite digital audio radio service. Satellite digital audio radio service systems can provide regional or nationwide distribution of radio programming with fidelity comparable to compact discs. Two companies—Sirius Satellite Radio Inc. and XM Radio—have launched satellite digital audio radio service systems, are currently providing nationwide service, and have announced plans to merge. The U.S. Department of Justice has approved the merger and the FCC is still evaluating the merger. The FCC also is currently considering what rules to impose on both licensees’ operation of terrestrial repeaters that support their satellite services. The FCC also has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies.

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

Low-Power Radio Broadcast Service

In January 2000, the FCC created two new classes of noncommercial low power FM radio stations, or LPFM. One class (LP100) is authorized to operate with a maximum power of 100 watts and a service radius of about 3.5 miles. The other class (LP10) is authorized to operate with a maximum power of 10 watts and a service radius of about 1 to 2 miles. In establishing the new LPFM service, the FCC said that its goal is to create a class of radio stations designed “to serve very localized communities or underrepresented groups within communities.” The FCC has accepted applications for LPFM stations and has granted some of these applications. In December 2000, Congress passed the Radio Broadcasting Preservation Act of 2000. This legislation requires the FCC to maintain interference protection requirements between LPFM stations and full-power radio stations on third-adjacent channels. It also requires the FCC to conduct field tests to determine the impact of eliminating such requirements. The FCC has commissioned a preliminary report on such impact and on the basis of that report, has recommended to Congress that such requirements be eliminated. In November 2007, the FCC proposed new rules for the LPFM service that, if adopted, could reduce interference protection for full-power radio stations and limit proposed improvements to full-power stations that would adversely affect an LPFM station. We cannot predict the number of LPFM stations that eventually will be authorized to operate or the impact of such stations on our business.

Other Regulations Affecting Broadcast Stations

The FCC has adopted rules on children’s television programming pursuant to the Children’s Television Act of 1990 and rules requiring closed captioning of television programming. Furthermore, the 1996 Act contains a number of provisions related to television violence and the FCC has issued a report to Congress recommending that the government assume a greater role in regulating violent program content. We cannot predict the effect of the FCC’s present rules or future actions on our television broadcasting operations.

Finally, Congress and the FCC from time to time consider, and may in the future adopt, new laws, regulations and policies regarding a wide variety of other matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. In addition to the changes and proposed changes noted above, such matters have included, for example, spectrum use fees, political advertising rates, and potential restrictions on the advertising of certain products such as prescription drugs, beer and wine. Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, “streaming” of audio and video programming via the Internet, digital television and radio technologies, the establishment of a low power FM radio service, and telephone company participation in the provision of video programming service.

The foregoing does not purport to be a complete summary of the Communications Act, other applicable statutes or the FCC’s rules, regulations and policies. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. We cannot predict the effect of existing and proposed federal legislation, regulations and policies on our business. Also, several of the foregoing matters are now, or may become, the subject of litigation and we cannot predict the outcome of any such litigation or the effect on our business.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We may suffer a decrease in advertising revenues due to competitive forces.

The success of our radio and television stations is primarily dependent upon their share of overall advertising revenues within their markets. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations, and many of the owners of those competing stations have greater resources than we do. When two of our largest competitors merged with each other in 2003, the resulting company, with resources greater than ours, became our first competitor to operate both radio and television stations in Los Angeles, Houston and Dallas, markets in which we derive substantially all of our revenues. As the Hispanic population grows in the United States, more stations may begin competing with us by converting to a format similar to that of our stations.

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

In addition, there is a risk that the stations we have acquired or may acquire in the future may not enhance our financial performance or yield other anticipated benefits. If we are unable to completely integrate into our business the operations of the properties that we have recently acquired or that we may acquire in the future, our costs could increase. Also, in the event that the operations of a new station do not meet our expectations, we may restructure or write off the value of some portion of the assets of the new station.

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

We currently have a substantial amount of debt. At December 31, 2007, we had total indebtedness of approximately $422.8 million, representing approximately 95% of our total capitalization.

Based on interest rates as of December 31, 2007 and assuming no additional borrowings or principal payments on LBI Media’s senior revolving credit facility until its maturity on March 31, 2012 or on our other indebtedness, as of December 31, 2007, we would need approximately $296.5 million over the next five years to meet our principal and interest payments under our debt agreements, of which approximately $29.2 million would be due over the next year.

Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which may reduce our ability to fund working capital and to expand our business through capital expenditures, acquisitions and other means. In addition, our senior discount notes will begin accruing cash interest at a rate of 11% per year on October 15, 2008, with the first payment due on April 15, 2009. Prior to October 15, 2008, our senior discount notes have not been accruing cash interest and instead the accreted value of the notes has been increasing. The interest payments will be payable on April 15 and October 15 of each year until the notes mature on October 15, 2013. As a result of our principal and interest payments on our and our subsidiaries’ debt, we may not be able to expand our business or increase our net revenues.

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

If there were an event of default under the instruments governing our indebtedness, the holders of the affected indebtedness could declare all of that indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of LBI Media’s assets are subject to liens securing its senior credit facilities. If amounts outstanding under LBI Media’s senior credit facilities are accelerated, its lenders could foreclose on these liens. Our assets may not be sufficient to repay borrowings under LBI Media’s senior credit facilities and the amounts due under LBI Media’s and our notes in full. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

We have identified material weaknesses in our internal control over financing reporting as of December 31, 2007, which if not remedied effectively, could cause us to not be able to provide reasonable assurance regarding the reliability of our financial statements. As our result, our business and reputation may be adversely affected.

Beginning with the year ending December 31, 2007, we have been required to evaluate internal controls over financial reporting in order to allow management to report on the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. Our independent registered public accounting firm will also be required to attest to the effectiveness of our internal controls over financial reporting beginning with the year ending December 31, 2008. Section 404 requires us to, among other things, annually review and disclose the effectiveness of our internal controls over financial reporting, and evaluate and disclose changes in our internal controls over financial reporting quarterly. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) make receipts and expenditures in accordance with management authorizations, and (c) will timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we could prevent or detect a misstatement of our financial statements or fraud.

Management, through documentation, testing and assessment of our internal control over financial reporting has concluded that we have material weaknesses insofar as we did not properly implement and maintain logical security or access controls related to our critical information technology systems, including our general ledger system, payroll system and traffic/revenue application. See “Item 9A(T). Controls and Procedures” for more information. Because of the material weaknesses, our management concluded that, as of December 31, 2007, we did not maintain effective internal control over financing reporting. Although we have begun remediating the deficiencies that gave rise to this material weakness, all of the deficiencies have not been remediated as of the date of this filing. The material weaknesses will not be fully remediated until, in the opinion of our management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness.

In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals further material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financing reporting. If we fail to remedy our material weaknesses or should we, or our independent registered public accounting firm, determine in future fiscal periods that we have additional material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed.

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

The transmission of programming is subject to risks of equipment failure, including those failures caused by radio or television tower defects and destruction, natural disasters, power losses, low-flying aircraft, software errors or telecommunications errors. Disruption of our programming transmissions may occur in the future and other comparable transmission equipment may not be available. Any natural disaster or extreme climatic event, such as fire, could result in the loss of our ability to broadcast. In October 2007, for example, wildfires burned down our San Diego television station’s broadcasting facility, causing a disruption to service in that market until we resumed broadcasting in January 2008.

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

If we violate the Communications Act of 1934, or the rules and regulations of the FCC, the FCC may issue cease-and-desist orders or admonishments, impose fines, renew a license for less than eight years or revoke our licenses. The FCC has been aggressively enforcing its rules on broadcasting indecent or obscene material, and has stated that, in addition to increased fines, the FCC may initiate license revocation procedures against licensees that broadcast material the FCC considers to be indecent. The FCC has the right to revoke a license before the end of its term for acts committed by the licensee or its officers, directors or stockholders. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio or television station covered by the license, which could have a material adverse effect on our financial condition and results of operations. In addition, Congress, from time to time, considers legislation that addresses the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent, or profane material. Potential changes to enhance the FCC’s authority in this area include the ability to impose additional monetary penalties, consider violations to be “serious” offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. In the event that such legislation is enacted into law, we could face increased costs in the form of fines and a greater risk that we could lose one or more of our broadcasting licenses.

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

Risks Related to the Television and Radio Industries

Our television and radio stations could be adversely affected by changes in the advertising market or a recession in the U.S. economy or in the local economies of the regions in which we operate.

Revenue generated by our television and radio stations depends primarily upon the sale of advertising and is, therefore, subject to various factors that influence the advertising market for the broadcasting industry as a whole, including:

•	changes in the financial condition of advertisers, which may reduce their advertising budgets; and

•	changes in the tax laws applicable to advertisers.

We also believe that advertising is largely a discretionary business expense. Advertising expenditures generally tend to decline during an economic recession or downturn. In addition, shifts in populations and demographics could adversely affect advertising expenditures. Consequently, our television and radio station revenues are likely to be adversely affected by shifts in Hispanic populations and demographics, a recession or downturn in the economies of Southern California, Houston, Dallas or Salt Lake City or other events or circumstances that adversely affect advertising activity. Foreign hostilities and terrorist attacks may affect our revenues and results of operations in the future.

Changes in the rules and regulations of the FCC could result in increased competition for our broadcast stations that could lead to increased competition in our markets.

Certain actions by the FCC could cause us to face increased competition in the future. These actions currently include or may include:

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

The FCC adopted rules for implementing a digital television service in the U.S. Under these rules, stations are required to build out and begin broadcasting a digital television signal. Federal legislation specifies February 17, 2009 as the date by which stations will be required to operate as a single digital television channel and to surrender any other channels on which they previously operated. Our final costs to convert our television stations to full-service digital television have been significant, and there may not be sufficient consumer demand for digital television services to recover our investment in digital television facilities.

Any change in current laws or regulations that eliminate or limit our ability to require cable systems to carry our full power television stations could result in the loss of coverage in those markets, which could result in a decrease in our market ratings and a potential loss of advertising revenues.

Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, or the 1992 Cable Act, we currently may demand carriage of our full power television stations on a specific channel on cable systems within our local markets. Alternatively, television stations may be carried on cable systems pursuant to retransmission consent agreements negotiated between the television station and the cable operator. Our television stations in Los Angeles, Houston and Dallas-Fort Worth currently rely on “must carry” rights to gain access to the local cable systems and our Salt Lake City station is carried pursuant to retransmission consent agreements. We may acquire other full power television stations that secure cable carriage through retransmission consent agreements. If the current laws or regulations were changed or new laws were adopted that eliminate or limit our ability to require cable systems to carry our full power television stations and/or if we are unable to successfully negotiate for carriage through retransmission consent agreements, this could result in the loss of market coverage of our television stations, which would decrease our market ratings in those cities and potentially result in a decrease in our net advertising revenues or an increase in our operating expenses to maintain the same coverage.

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

The television and radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies are being employed or developed, including the following:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and Internet-based audio radio services;

•	satellite digital audio radio service with numerous channels and sound quality equivalent to that of compact discs;

•	In-Band On-Channel ™ digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low-power FM radio, with additional FM radio broadcast outlets that are designed to serve local interests;

•	streaming video programming delivered via the Internet;

•	video-on-demand programming offered by cable television and telephone companies; and

•	digital video recorders with hard-drive storage capacity that offer time-shifting of programming and the capability of deleting advertisements when playing back the recorded programs.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

•	our dependence on advertising revenues;

•	general economic conditions in the United States and in the regions in which operate;

•	our ability to reduce costs without adversely impacting revenues;

•	changes in rules and regulations of the FCC;

•	our ability to attract, motivate and retain salespeople and other key personnel;

•	our ability to successfully convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	potential disruption from natural hazards;

•	our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	our ability to protect our intellectual property rights;

•	strong competition in the radio and television broadcasting industries;

•	sufficient cash to meet our debt service obligations; and

•	our ability to obtain regulatory approval for future acquisitions.

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

The types of properties required to support our radio and television stations include offices, studios and transmitter and antenna sites. Through our indirect, wholly owned subsidiary, we own studio and office space at 1845 West Empire Avenue, Burbank, California 91504. This property is subject to a mortgage in favor of Jefferson Pilot Financial, with whom one of our indirect subsidiaries has entered into a loan agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital

Resources—Empire Burbank Studios’ Mortgage Note.” We also own studio and office space at 1813 Victory Place, Burbank, California 91504. In addition, we own offices, studio and production facilities in Houston and Dallas, Texas for our operations there. We own a number of our transmitter and antenna sites and lease or license the remainder from third parties. We generally select our tower and antenna sites to provide maximum market coverage. In general, we do not anticipate difficulties in renewing these site leases. No single facility is material to us, and we believe our facilities are generally in good condition and suitable for our operations.

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

While LBI denies the allegations in both lawsuits, it has agreed to the proposed settlement of both actions to avoid significant legal fees, other expenses and management time that would have to be devoted to the two litigation matters. The preliminary settlement, which was subject to final documentation and court approval, provided for a maximum settlement payment of $825,000 (including attorneys’ fees and costs and administrative fees). As a result, we recorded a total reserve of $825,000 during the first and second quarters of 2007.

The final settlement amount that was approved by the court in January 2008 provided for a settlement payment of $469,000 (including attorneys’ fees and costs and administrative fees). Accordingly, in the fourth quarter of 2007, we reduced the accrual to our litigation reserve by $356,000. In consideration of the settlement payment, the plaintiffs in both cases agreed to dismiss the two class actions with prejudice and to release all known and unknown claims arising out of or relating to such claims. Because the settlement has received court approval, the settlement has become effective and binding on the parties.

We are a party to an ongoing dispute with Broadcast Music, Inc. (“BMI”) and the American Society of Composers, Authors and Publishers (“ASCAP”) related to royalties due to BMI and ASCAP in the amount of approximately $1.3 million. As of December 31, 2007, we had reserved approximately $0.4 million related to this dispute. On March 24, 2008, we submitted a formal offer to settle all amounts due related to all disputed matters with BMI and ASCAP totaling approximately $0.3 million. It is our position that the remaining portion of the total disputed amounts is attributable primarily to billings related to the our time-brokered and simulcast stations, as well as other differences, for which we were improperly billed. Neither BMI nor ASCAP have accepted or rejected our offer as of March 31, 2008.

We are subject to pending litigation arising in the normal course of business. While it is not possible to predict the results of such litigation, we do not believe the ultimate outcome of these matters will have a materially adverse effect on our financial positions or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the last quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

There is currently no established public trading market for the common stock of LBI Media Holdings, Inc. LBI Media Holdings, Inc. is a wholly owned subsidiary of Liberman Broadcasting, Inc., a Delaware corporation.

Dividends

LBI Media Holdings paid distributions to its parent of $1.5 million for each of the years ended December 31, 2007 and 2006. LBI Media Holdings also paid distributions to the stockholders of its parent of $322,000 for the year ended December 31, 2006. LBI Media’s senior credit facilities, the indentures governing its senior subordinated notes and LBI Media Holdings’ senior discount notes impose restrictions on the payment of cash dividends or payments on account of or on redemption, retirement or purchase of its common stock or other distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

LBI Media Holdings did not sell any securities during the year ended December 31, 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

LBI Media Holdings has not reacquired any of its equity securities for the three years ended December 31, 2007.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Net revenues:
Radio	$61,239	$51,394	$49,882	$44,780	$45,631
Television	54,428	56,572	47,620	46,655	38,406

Total net revenues	115,667	107,966	97,502	91,435	84,037
Operating expenses (exclusive of deferred (benefit) compensation, depreciation and amortization, impairment of broadcast licenses, and offering costs shown below)	66,836	58,852	51,416	47,082	41,347
Deferred (benefit) compensation	(3,952)	948	(2,422)	2,924	2,226
Depreciation and amortization	9,006	7,079	7,164	5,125	3,510
Impairment of broadcast licenses	8,143	2,844	10,282	—	—
Offering costs (1)	—	—	287	1,450	—

Total operating expenses	80,033	69,723	66,727	56,581	47,083

Operating income	35,634	38,243	30,775	34,854	36,954

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands except per share amounts)
Consolidated Statement of Operations Data (continued):
Loss on subordinated note redemption	(8,776)	—	—	—	—
Interest expense, net	(36,286)	(31,297)	(29,122)	(25,856)	(21,174)
Interest rate swap expense	(2,410)	(1,784)	—	—	—
Gain on sale of investments	—	—	13	—	—
(Loss) gain on sale of property and equipment	—	—	(3)	2	(4)

(Loss) Income before income taxes	(11,838)	5,162	1,663	9,000	15,776
Provision for income taxes	(48,661)	(70)	(162)	(881)	(44)

Net (loss) income from continuing operations	$(60,499)	$5,092	$1,501	$8,119	$15,732

Other Data:
Adjusted EBITDA (2)	$45,189	$48,166	$48,221	$39,980	$40,464
Cash interest expense (3)	$29,653	$24,050	$22,950	$19,979	$20,480
Cash flows provided by operating activities	$7,099	$25,422	$23,255	$23,515	$21,045
Cash flows used in investing activities	$(50,288)	$(109,617)	$(13,458)	$(62,441)	$(51,392)
Cash flows provided by (used in) financing activities	$43,385	$83,899	$(13,742)	$37,998	$35,620

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,697	$1,501	$1,797	$5,742	$6,670
Working capital (deficit)	$4,187	$(7,339)	$2,190	$10,456	$11,380
Broadcast licenses, net	$382,574	$357,870	$278,536	$288,810	$239,405
Total assets	$516,556	$482,063	$378,285	$390,093	$332,864
Total debt (4)	$422,761	$413,827	$319,314	$327,627	$282,007
Total stockholder’s equity	$22,401	$37,254	$33,995	$38,287	$30,192

(1)	On February 12, 2004, our parent, Liberman Broadcasting, filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its Class A common stock. The offering was withdrawn and, as a result, approximately $0.3 million and $1.5 million of costs initially deferred in connection with the registration process were written-off in the years ended December 31, 2005 and 2004, respectively. The offering costs were expensed by us, because we advanced the funds used by Liberman Broadcasting to pay the offering costs and a portion of the net proceeds from the offering were to be used to repay borrowings under LBI Media’s senior revolving credit facility.
(2)	We define Adjusted EBITDA as net (loss) income plus income tax expense, (loss) gain on sale of property and equipment, gain on sale of investments, net interest expense, interest rate swap expense, impairment of broadcast licenses, depreciation and amortization and other non-cash gains and losses. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain non-cash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net (loss) income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

In determining our Adjusted EBITDA in past years, we treated deferred (benefit) compensation as a non-cash item, because we had the option and the intention to pay such amounts in the common stock of our parent after our parent’s initial public offering. Our first payment became due in 2006, and we had additional payments due in 2007. We determined that we no longer met the conditions necessary to pay the deferred compensation in stock upon our first payment in 2006. Accordingly, we settled our deferred compensation amounts in cash in 2006 and 2007. We have presented prior years’ Adjusted EBITDA to conform to this current treatment. As a result, Adjusted EBITDA for prior years may appear as a different amount from what we have reported in prior years.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Net cash provided by operating activities	$7,099	$25,422	$23,255	$23,515	$21,045
Add:
Gain on sale of investments	—	—	—	46	—
Provision for income taxes	48,661	70	162	881	44
Interest expense, net	36,286	31,297	29,122	25,856	21,174
Less:
Provision for doubtful accounts	(1,376)	(1,330)	(959)	(955)	(1,066)
Accretion on discount notes	(6,386)	(5,738)	(5,155)	(4,630)	(978)
Amortization of discount on subordinated notes	(105)	—	—	—	—
Amortization of deferred financing costs	(1,260)	(1,091)	(994)	(883)	(590)
Amortization of program rights	(565)	(781)	(912)	(1,292)	(3,471)
Deferred compensation expense	3,952	(948)	2,422	(2,924)	(2,226)
Offering costs	—	—	(287)	(1,450)	—
Changes in operating assets and liabilities:
Accounts receivable	1,660	2,800	2,648	794	4,804
Deferred compensation payments	4,377	1,627	—	—	—
Program rights	—	(13)	325	968	3,419
Amounts due from related parties	(11)	(221)	(460)	371	(396)
Prepaid expenses and other current assets	(198)	33	49	126	(109)
Employee advances	(59)	—	353	98	31
Accounts payable and accrued expenses	1,071	(2,172)	(954)	264	(2,247)
Accrued interest	(195)	(537)	(105)	(433)	663
Program rights payable	—	—	33	36	(11)
Amounts due to related parties	—	—	—	190	(56)
Deferred income taxes	(48,640)	(9)	(100)	(530)	28
Other assets and liabilities	878	(243)	(222)	(68)	406

Adjusted EBITDA	$45,189	$48,166	$48,221	$39,980	$40,464

Excluding the one-time charge of $7.6 million related to the early redemption premium paid on LBI Media’s former 10 1/8% senior subordinated notes, Adjusted EBITDA increased 9.5% to $52.8 million. The following is a reconciliation of our Adjusted EBITDA, as reported, to our Adjusted EBITDA excluding this one-time redemption charge:

	Twelve Months Ended December 31,
	2007	2006
Adjusted EBITDA, as reported	$45,189	$48,166
Early redemption penalty on 10 1/8% senior subordinated notes	7,594	—

Adjusted EBITDA, excluding one-time redemption charge	$52,783	$48,166

(3)	Represents cash paid for interest. Does not include accrued but unpaid interest expense.
(4)	Total debt does not include the 9% subordinated notes issued by Liberman Broadcasting, Inc., our parent, for the years ended December 31, 2006, 2005, 2004 and 2003. These notes were repaid in March 2007 with a portion of the proceeds from the sale of Liberman Broadcasting, Inc.’s Class A common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own and operate radio and television stations in Los Angeles (including Riverside and San Bernardino Counties), California, Houston, Texas and Dallas, Texas and television stations in San Diego, California and Salt Lake City, Utah. Our radio stations consist of five FM and two AM stations serving Los Angeles, California and its surrounding areas, five FM and four AM stations serving Houston, Texas and its surrounding areas, and five FM stations and one AM station serving Dallas-Fort Worth, Texas and its surrounding areas. Our five television stations consist of four full-power stations serving Los Angeles, California, Houston, Texas, Dallas-Fort Worth, Texas and Salt Lake City, Utah. We also have a low-power television station serving San Diego, California. In October 2007, wildfires affected parts of Southern California and burned down that station’s broadcasting facility, temporarily suspending service to the San Diego market until we rebuilt the broadcast facility and resumed service in January 2008.

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

We are organized as a Delaware corporation. Prior to March 30, 2007, we were a qualified subchapter S subsidiary as we were deemed for tax purposes to be part of our parent, an S corporation under federal and state tax laws. Accordingly, our taxable income was reported by the stockholders of our parent on their respective federal and state income tax returns. As a result of the sale of Class A common stock of our parent (as described below under “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”), Liberman Broadcasting, Inc., a Delaware corporation and successor in interest to LBI Holdings I, Inc., no longer qualified as an S Corporation, and none of its subsidiaries, including us, are able to qualify as qualified subchapter S subsidiaries. Thus, we have been taxed at regular corporate rates since March 30, 2007.

Sale and Issuance of Liberman Broadcasting’s Class A Common Stock

On March 30, 2007, our parent, Liberman Broadcasting, sold shares of its Class A common stock to affiliates of Oaktree Capital Management LLC and Tinicum Capital Partners II, L.P. The sale resulted in net proceeds to Liberman Broadcasting at closing of approximately $117.3 million, after deducting approximately $7.7 million in closing and transaction costs. A portion of these net proceeds were used to repay Liberman

Broadcasting’s 9% subordinated notes due 2014 and to redeem related warrants to purchase shares of common stock of the predecessor of Liberman Broadcasting. Liberman Broadcasting contributed approximately $47.9 million of the net proceeds to us, and we, in turn, contributed $47.9 million to LBI Media. LBI Media used the proceeds contributed to it to repay outstanding amounts borrowed under LBI Media’s senior revolving credit facility.

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

•

certain transactions between us, Liberman Broadcasting and our subsidiaries, on the one hand, and Jose Liberman, our chairman and president and LBI Media’s chairman and president, Lenard Liberman, our executive vice president and secretary and LBI Media’s executive vice president and secretary, or certain of their respective family members, on the other hand;

•	certain issuances of equity securities to employees or consultants of ours, Liberman Broadcasting, and our subsidiaries;

•	certain changes in the compensation arrangements with Jose Liberman, Lenard Liberman or certain of their respective family members;

•	material modifications in our business strategy and the business strategy of Liberman Broadcasting and our subsidiaries;

•	commencement of a bankruptcy proceeding related to us, Liberman Broadcasting, and our subsidiaries;

•	certain issuances of new equity securities to the public prior to March 30, 2010;

•	certain changes in Liberman Broadcasting’s corporate form of to an entity other than a Delaware corporation;

•	any change in Liberman Broadcasting’s auditors to a firm that is not a big four accounting firm; and

•	certain change of control transactions.

Refinancing of LBI Media Senior Subordinated Notes

On July 23, 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8 1/2% Senior Subordinated Notes that mature in 2017, resulting in gross proceeds of approximately $225.0 million and net proceeds of approximately $221.6 million after certain transaction costs. The net proceeds of the 8 1/2% senior subordinated notes were used to redeem LBI Media’s 10 1/8% senior subordinated notes due 2012, to repay a portion of the borrowings under LBI Media’s senior revolving credit facility and for general corporate purposes. The 10 1/8% senior subordinated notes were redeemed in full on August 22, 2007. See “—Liquidity and Capital Resources” for more information on the 8 1 /2% senior subordinated notes.

Acquisitions

On November 30, 2007, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, consummated the acquisition of selected assets of television station KPNZ-TV, Ogden, Utah, that was owned and operated by Utah Communications, LLC pursuant to that certain asset purchase agreement, entered into by the parties on May 15, 2007. The selected assets include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the television station and (ii) broadcast and other television studio equipment used to operate the television station. The purchase of these assets marks our first entry into this market. The total purchase price of approximately $10.0 million was paid in cash through borrowing under LBI Media’s senior credit facilities.

On November 9, 2007, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, entered into an asset purchase agreement with R&R Radio Corporation, as the seller, pursuant to which we have agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. The selected assets include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) transmitter and other broadcast equipment used to operate the station, and (iii) other related assets. We intend to change the programming format and the location of KDES-FM from Palm Springs, California to Redlands, California.

The aggregate purchase price will be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million has been deposited in escrow. We will pay $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC, or Spectrum Scan. As a condition to our purchase of the assets from the seller, Liberman Broadcasting of California has entered into an agreement with Spectrum Scan whereby it will pay $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan is conditioned on the completion of the purchase of the assets from the seller. If the purchase of KDES-FM is not completed, we must pay a $500,000 fee to Spectrum Scan.

Consummation of the acquisition is subject to regulatory approval from the FCC, including consent to the relocation of KDES-FM from Palm Springs, California to Redlands, California, and to other customary closing conditions.

On September 21, 2007, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, consummated the acquisition of selected assets of radio station KWIE-FM (currently known as KRQB-FM), 96.1 FM, licensed to San Jacinto, California, from KWIE, LLC, KWIE Licensing LLC and Magic Broadcasting, Inc. pursuant to an asset purchase agreement dated as of July 16, 2007. The total purchase price of approximately $25.0 million was paid for in cash primarily through borrowings under LBI Media’s senior secured revolving credit facility. The assets that were acquired include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the radio station and (ii) broadcast and other studio equipment used to operate the radio station.

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

In April 2005, we acquired our national sales representative, Spanish Media Rep Team, or SMRT, for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into Liberman Broadcasting, Inc. (predecessor in interest to Liberman Broadcasting of California LLC), a California corporation and our indirect, wholly owned subsidiary. Liberman Broadcasting paid approximately $3.3 million in cash and issued notes totaling $1.8 million to the shareholders of SMRT. The notes bore interest at the rate of 3.35% and were due and repaid in April 2006. At the time of the transaction, the shareholders of SMRT were the same beneficial shareholders of our parent, LBI Holdings I, Inc. (predecessor in interest to Liberman Broadcasting, Inc., a Delaware corporation)

We generally experience lower operating margins for several months following the acquisition of radio and television stations. This is primarily due to the time it takes to fully implement our format changes, build our advertiser base and gain viewer or listener support.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net revenues:
Radio	$61,239	$51,394	$49,882
Television	54,428	56,572	47,620

Total	$115,667	$107,966	$97,502

Total operating expenses before deferred (benefit) compensation, depreciation and amortization, impairment of broadcast licenses, and offering costs:
Radio	$30,766	$24,494	$22,037
Television	36,070	34,358	29,379

Total	$66,836	$58,852	$51,416

Deferred (benefit) compensation:
Radio	$(3,952)	$948	$(2,422)
Television	—	—	—

Total	$(3,952)	$948	$(2,422)

Depreciation and amortization:
Radio	$4,057	$2,862	$3,388
Television	4,949	4,217	3,776

Total	$9,006	$7,079	$7,164

Impairment of broadcast licenses:
Radio	$8,143	$1,244	$1,847
Television	—	1,600	8,435

Total	$8,143	$2,844	$10,282

Offering costs:
Radio	$—	$—	$145
Television	—	—	142

Total	$—	$—	$287

Operating income:
Radio	$22,225	$21,845	$24,887
Television	13,409	16,398	5,888

Total	$35,634	$38,243	$30,775

Adjusted EBITDA (1):
Radio	$34,425	$25,951	$30,122
Television	18,358	22,215	18,099
Corporate	(7,594)	—	—

Total	$45,189	$48,166	$48,221

Total assets:
Radio	$318,554	$295,338	$201,183
Television	172,542	162,803	165,849
Corporate	25,460	23,922	11,254

Total	$516,556	$482,063	$378,286

(1)

We define Adjusted EBITDA as net (loss) income plus income tax expense, (loss) gain on sale of property and equipment, gain on sale of investments, net interest expense, interest rate swap expense, impairment of broadcast licenses, depreciation and amortization and other non-cash gains and losses. For the year ended December 31, 2007, other non-cash losses includes a $1.2 million charge related to the write off of unamortized deferred financing costs associated with LBI Media’s former 10 1/8% senior subordinated notes, which were redeemed in August 2007. See footnote (2) under “Item 6. Selected Financial Data” for a reconciliation of Adjusted EBITDA to net cash provided by operating activities. We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenues. Net revenues increased by $7.7 million, or 7.1%, to $115.7 million for the year ended December 31, 2007, from $108.0 million in 2006. The increase was primarily attributable to increased advertising revenue from our Los Angeles and Dallas radio markets.

Net revenues for our radio segment increased by $9.8 million, or 19.1%, to $61.2 million for the year ended December 31, 2007, from $51.4 million for the same period in 2006. Increases in revenue at our new and existing Dallas radio stations were augmented by an increase in revenues at our Los Angeles radio stations. The increase in our advertising revenue in Dallas was partially due to increases in our audience and the acceptance by advertisers of our newly formatted stations in Dallas.

Net revenues for our television segment decreased by $2.1 million, or 3.7%, to $54.5 million for the year ended December 31, 2007, from $56.6 million in 2006. This decrease was attributable to lower advertising revenue in our California markets, which were partially offset by increased advertising revenue in our Texas markets.

We currently anticipate net revenue growth for 2008 from both our radio and television segments due to increased advertising time sold and increased advertising rates. Our internally produced programming, focused sales strategy and the expected continued demand for Spanish-language advertising should continue to increase our advertising time sold and advertising rates in 2008 for both segments.

Total operating expenses. Total operating expenses increased by $10.3 million, or 14.8%, to $80.0 million for the year ended December 31, 2007 from $69.7 million for the same period in 2006. This increase was primarily attributable to:

(1)	a $5.3 million increase in broadcast license impairment charges, primarily related to our Dallas radio properties;

(2)	a $4.4 million increase in programming and technical expenses primarily related to additional production of in-house television programs and additional expenses for our new Dallas radio stations that we acquired in November 2006;

(3)	a $3.5 million increase in selling, general and administrative expenses due to (a) higher salaries, commissions and other selling expenses, attributable to increased staffing associated with our growth in net revenues, (b) start-up costs and additional expenses related to our new Dallas stations and our newly acquired radio station in the Riverside and San Bernardino region of our Los Angeles market, including $0.4 million in local marketing agreement fees for time purchased on the station prior to its acquisition by us in September, and (c) a $0.5 million reserve recorded in connection with a settlement agreement for certain legal matters (see “—Legal Proceedings”);

(4)	a $1.9 million increase in depreciation and amortization primarily due to increased capital expenditures for existing properties and the write off of broadcast equipment associated with our San Diego television station resulting from the Southern California wildfires in October 2007; and

(5)	a $0.1 million increase in promotional expenses.

The increases in operating expenses were partially offset by a $4.9 million decrease in deferred compensation expense because the amounts that were ultimately paid to two employees in the first and third quarters of 2007 were less than the amounts that had been accrued at December 31, 2006. Our deferred compensation liability can increase in future periods based on changes in an employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting, Inc. See “—Critical Accounting Policies—Deferred Compensation”.

Approximately $11.5 million of the increase in total operating expenses was attributable to our newly acquired Dallas stations, which we began operating in November 2006. Operating expenses attributable to our new Dallas radio stations included $7.5 million in impairment charges to our broadcast licenses that we recorded in the third and fourth quarters of 2007.

We believe that our total operating expenses, before consideration of any impairment charges and adjustments to deferred compensation expense or benefit, will increase in 2008 due to increased programming costs for our television segment, and increased sales commissions and administrative expenses associated with our anticipated net revenue growth. Continued growth in expenses may also occur as a result of future acquisitions of radio and television assets. We anticipate that the growth rate of our 2008 total operating expenses, excluding any impairment charges and deferred compensation, will be lower than the growth rate of our 2008 net revenue. This expectation could be negatively impacted by the number and size of additional radio and television assets that we acquire, if any.

Total operating expenses for our radio segment increased by $9.5 million, or 32.2%, to $39.0 million for the year ended December 31, 2007, from $29.5 million in 2006. This increase was primarily attributable to:

(1)	a $6.9 million increase in impairment charges relating to our Dallas radio broadcast licenses as compared to impairment charges relating to our Dallas and Houston broadcast stations during the same period in 2006;

(2)	a $3.5 million increase in selling, general and administrative expenses, primarily due to increased salaries, including new personnel and start-up costs in connection with our new Dallas stations and our newly acquired radio station in the Riverside and San Bernardino region of our Los Angeles market, including $0.4 million in local marketing agreement fees for time purchased on the station prior to its acquisition by us in September;

(3)	a $2.2 million increase in programming and technical expenses primarily attributable to the reformatting and programming of our new Dallas stations;

(4)	a $1.2 million increase in depreciation and amortization primarily due to increased capital expenditures for existing properties; and

(5)	a $0.6 million increase in promotional expenses partially attributable to increased activity in our Dallas market to promote our newly acquired and reformatted stations.

These increases were partially offset by a $4.9 million decrease in deferred compensation expense because the amounts that were ultimately paid to two employees in 2007 were less than the amounts that had been accrued at December 31, 2006.

Approximately $11.5 million of the increase in operating expenses for our radio segment were attributable to our new Dallas radio stations, the assets of which were acquired in November 2006. Operating expenses attributable to our new Dallas radio stations included impairment charges to our broadcast licenses of $7.5 million that we recorded in the third and fourth quarters of 2007.

Total operating expenses for our television segment increased by $0.8 million, or 2.0%, to $41.0 million for the year ended December 31, 2007, from $40.2 million for the same period in 2006. This increase was primarily due to:

(1)	a $2.2 million increase in programming and technical expenses related to the additional production of in-house programming; and

(2)	a $0.7 million increase in depreciation and amortization primarily due to increased capital expenditures for existing properties and the write off of broadcast equipment associated with our San Diego television station resulting from the Southern California wildfires in October 2007.

The above increases were offset by:

(1)	a $1.6 million decrease in impairment charges for our television broadcast licenses. We did not record an impairment charge to our television broadcast licenses during the year ended 2007 (see “—Critical Accounting Policies—Intangible Assets” for a discussion of the impairment charges to our broadcast licenses); and

(2)	a $0.5 million decrease in promotional expense.

Selling, general and administrative expenses remained essentially unchanged for the year ended December 31, 2007 compared to the year ended December 31, 2006. However, excluding a $0.5 million reserve recorded in connection with the settlement of certain legal matters (see—”Legal Proceedings”), selling, general and administrative expenses decreased by $0.5 million.

Loss on subordinated note redemption. In July 2007, LBI Media deposited amounts in trust to redeem all of its outstanding 10 1/8% senior subordinated notes at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to August 22, 2007, the redemption date. In connection with the redemption of these notes, we recorded a one-time loss of $8.8 million, which represents the early redemption premium on the notes of $7.6 million, and the write off of the unamortized deferred financing costs related to these notes of $1.2 million (see “—Liquidity and Capital Resources—LBI Media’s 10 1/8% Senior Subordinated Notes”).

Interest expense, net. Interest expense, net, increased by $5.0 million, or 16.0%, to $36.3 million for the year ended December 31, 2007, from $31.3 million for the corresponding period in 2006. The change was primarily attributable to (i) increased borrowings under LBI Media’s senior revolving credit facility to fund the asset acquisitions of our new Riverside/San Bernardino radio station and our Salt Lake City, Utah, television station, (ii) incremental interest expense relating to the issuance of the $228.8 million senior subordinated notes by LBI Media in July 2007 and (iii) additional accretion on our senior discount notes issued in October 2003.

Our interest expense may increase in 2008 if we borrow additional amounts under LBI Media’s senior revolving credit facility to acquire additional radio or television station assets, including the acquisition of the selected assets of radio station KDES-FM from R&R Radio Corporation. See “—Acquisitions.”

Interest rate swap expense. Interest rate swap expense increased by $0.6 million, or 33.3%, to $2.4 million for the year ended December 31, 2007, from $1.8 million for the same period of 2006. This increase reflects the change in the fair market value of our interest rate swap during the year.

Provision for income taxes. Our provision for income taxes increased by $48.6 million, to $48.7 million for the year ended December 31, 2007, from $0.1 million for the corresponding period in 2006. As described above under “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock,” certain investors purchased shares of our parent’s Class A common stock in March 2007. As a result, our parent no longer qualified as an S corporation and we and our subsidiaries no longer qualified as qualified subchapter S corporations. Accordingly, we recorded a one-time non-cash charge of $46.8 million to adjust our deferred tax accounts during the year ended December 31, 2007. Assuming we had been taxed at an effective 38.5% rate in 2006, our pro forma provision for income taxes was $2.0 million for the year ended December 31, 2006.

Net loss. We recognized a net loss of $60.5 million for the year ended December 31, 2007, as compared to net income of $5.1 for the same period of 2006, a decrease of $65.6 million. This change was primarily attributable to the one-time non cash charge of $46.8 million to our deferred tax accounts, the $8.8 million loss on the redemption of LBI Media’s 10 1/8% senior subordinated notes (including the write off of unamortized deferred financing costs), a $5.3 million increase in broadcast license impairment charges primarily related to our Dallas radio properties and a $5.6 million increase in net interest and swap rate expense, as described above.

Adjusted EBITDA. Adjusted EBITDA decreased by $3.0 million, or 6.2%, to $45.2 million for the year ended December 31, 2007 as compared to $48.2 million for the same period in 2006 primarily as a result of a $7.6 million early redemption premium on LBI Media’s 10 1/8% senior subordinated notes. This charge was partially offset by increased revenues from our radio stations and charges to our deferred compensation expense because the amount ultimately paid to employees in 2007 was less than the amount that was accrued at December 31, 2006. See “—Non-GAAP Financial Measures.”

Excluding the one-time charge of $7.6 million related to the early redemption premium paid on LBI Media’s former 10 1/8% senior subordinated notes, Adjusted EBITDA increased 9.5% to $52.8 million. The following is a reconciliation of our Adjusted EBITDA, as reported, to our Adjusted EBITDA excluding this one-time redemption charge:

	Twelve Months Ended December 31,
	2007	2006
Adjusted EBITDA, as reported	$45,189	$48,166
Early redemption penalty on 10 1/8% senior subordinated notes	7,594	—

Adjusted EBITDA, excluding one-time redemption charge	$52,783	$48,166

Adjusted EBITDA for our radio segment increased by $8.4 million, or 32.3%, to $34.4 million for the year ended December 31, 2007, as compared to $26.0 million in 2006. The increase was primarily the result of increased advertising revenue in our Los Angeles and Dallas markets and the deferred compensation benefit we realized as discussed above.

Adjusted EBITDA for our television segment decreased by $3.8 million, or 17.1%, to $18.4 million for the year ended December 31, 2007, from $22.2 million for the same period in 2006. This decrease was primarily the result of lower advertising revenue and increased programming and technical expenses as discussed above.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenues. Net revenues increased by $10.5 million, or 10.8%, to $108.0 million for the year ended December 31, 2006, from $97.5 million in 2005. The increase was primarily attributable to increased advertising revenue from our California and Texas television stations with a slight increase in our radio segment net revenues.

Net revenues for our radio segment increased by $1.5 million, or 3.0%, to $51.4 million for the year ended December 31, 2006, from $49.9 million in 2005. Increases in revenue at our Houston and our five new and existing Dallas radio stations were offset by a slight decrease in revenues at our Los Angeles radio stations. The increase in our advertising revenue in Dallas was partially due to the acceptance by advertisers of our newly formatted stations in Dallas.

Net revenues for our television segment increased by $9.0 million, or 18.9%, to $56.6 million for the year ended December 31, 2006, from $47.6 million in 2005. This increase was attributable to increased advertising revenue in our California and Texas markets. We believe television revenues have increased as a result of wider acceptance by viewers and by advertisers of our innovative programming strategy.

Total operating expenses. Total operating expenses increased by $3.0 million, or 4.5%, to $69.7 million for the year ended December 31, 2006 from $66.7 million in 2005. This increase was due primarily to:

(1)	a $5.7 million increase in selling, general and administrative expenses due to higher salaries, commissions and other selling expenses, attributable to increased staffing associated with our growth in net revenues and higher property taxes;

(2)	a $3.4 million increase in deferred compensation expense primarily attributable to our estimated increase in the “net value” of our parent. This increase includes a $1.3 million reduction we made to the deferred compensation accrual in 2006 because the amount we ultimately paid to this employee was less than the amount accrued at December 31, 2005;

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

Total operating expenses for our radio segment increased by $4.6 million, or 18.4%, to $29.6 million for the year ended December 31, 2006, from $25.0 million in 2005. This change was primarily the result of:

(1)	a $3.4 million increase in deferred compensation due to an increase in the net value of our parent, Liberman Broadcasting. The deferred compensation expense in 2006 of $2.2 million was reduced by approximately $1.3 million because the amounts ultimately paid to the employee in 2006 was less than the amounts accrued at December 31, 2005;

(2)	a $1.5 million increase in selling, general and administrative expenses, due primarily to increased salaries and legal expenses, including new personnel and start up costs in connection with our new Dallas stations; and

(3)	a $0.7 million increase in programming expenses primarily attributable to the reformatting and programming of our new Dallas stations.

The increase in total operating expenses for our radio stations was offset partially by:

(1)	a $0.6 million decrease in impairment charges related to broadcast licenses; and

(2)	a $0.5 million decrease in depreciation and amortization due to a nonrecurring 2005 impairment write-down.

Total operating expenses for our television segment decreased by $1.5 million, or 3.6%, to $40.2 million for the year ended December 31, 2006, from $41.7 million in 2005. This decrease was primarily the result of a $6.8 million decrease in impairment charges related to broadcast licenses.

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

Interest expense, net. Interest expense, net, increased by $2.2 million, or 7.5%, to $31.3 million for the year ended December 31, 2006, from $29.1 million in 2005. This change is primarily attributable to (i) increased borrowings under LBI Media’s senior credit facilities to fund the acquisition of the Dallas, Texas radio stations in the fourth quarter 2006 and (ii) additional accretion on our senior discount notes issued in October 2003. These increases were partially offset by capitalized interest of $0.5 million in 2006.

Interest rate swap expense. Interest rate swap expense increased to $1.8 million for the year ended December 31, 2006, from $0 million for the same period in 2005. The expense for the year ended December 31, 2006 reflects the fair value of an interest rate swap agreement that we entered into in July 2006.

Provision for income taxes. Our provision for income taxes decreased by $0.1 million, to $0.1 million for the year ended December 31, 2006, from $0.2 million for the same period in 2005. The decline was primarily attributable to lower current state tax expenses, partially offset by higher net deferred tax expenses.

As discussed above, after March 2007, our parent, Liberman Broadcasting, no longer qualified as an S corporation and we and our subsidiaries no longer qualify as qualified subchapter S corporations because of our parent’s sale of Class A common stock in March 2007. Assuming we had been taxed at an effective 38.5% rate in 2006 and 2005, our pro forma provision for income taxes was $2.0 million and $0.6 million for the years ended December 31, 2006 and 2005, respectively.

Net income. We recognized net income of $5.1 million for the year ended December 31, 2006, as compared to $1.5 million in 2005, an increase of $3.6 million. This change was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA remained constant at $48.2 million for the years ended December 31, 2006 and 2005. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment decreased by $4.1 million, or 13.6%, to $26.0 million for the year ended December 31, 2006 from $30.1 million in 2005. The decrease was primarily the result of lower national advertising revenue in the Los Angeles market and increases in expenses as noted above.

Adjusted EBITDA for our television segment increased by $4.1 million, or 22.7%, to $22.2 million for the year ended December 31, 2006, from $18.1 million for the same period in 2005. The increase was primarily the result of higher revenues from our California and Texas markets, offset by an overall increase in operating expenses.

For a reconciliation of Adjusted EBITDA to net cash provided by operating activities, see footnote (2) under “Item 6. Selected Financial Data.”

Liquidity and Capital Resources

LBI Media’s Senior Credit Facilities. Our primary sources of liquidity are cash provided by operations and available borrowings under LBI Media’s $150.0 million senior revolving credit facility. On May 8, 2006, LBI Media refinanced its prior $220.0 million senior revolving credit facility with a $150.0 million senior revolving credit facility and a $110.0 million senior term loan facility. On January 23, 2008, LBI Media entered into a commitment increase agreement pursuant to which its senior term loan facility increased by $10.0 million from $108.4 million (net of repayments of principal of $1.6 million since May 2006) to $118.4 million. LBI Media borrowed the full amount of the increase in the commitment.

LBI Media has the option to request its existing or new lenders under its senior secured term loan facility and under its $150.0 million senior secured revolving credit facility to increase the aggregate amount of its senior credit facilities by an additional $40.0 million; however, its existing and new lenders are not obligated to do so. The increases under the senior secured revolving credit facility and the senior secured term loan credit facility, taken together, cannot exceed $50.0 million in the aggregate (including the $10.0 million increase on January 23, 2008).

Under the senior revolving credit facility, LBI Media has a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to LBI Media under the senior revolving credit facility and may not exceed the lesser of $5.0 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the senior revolving credit facility. Under the senior term loan facility, each quarter, LBI Media must pay 0.25% of the original principal amount of the term loans, plus 0.25% of the additional amount borrowed in January 2008 and 0.25% of any additional principal amount incurred in the future under the senior term loan facility. The senior credit facilities mature on March 31, 2012.

As of December 31, 2007, LBI Media had $24.5 million aggregate principal amount outstanding under the senior revolving credit facility and $108.1 million aggregate principal amount of outstanding senior term loans. Since December 31, 2007, LBI Media has repaid, net of borrowings, $4.1 million under its senior secured revolving credit facility and borrowed, net of repayments, $10.0 million under its senior secured term loan facility.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. Including the $10.0 million increase to LBI Media’s senior secured term loan facility in January 2008, the applicable margin for term loans ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those loans are incurred. Interest on base rate loans is payable quarterly in arrears, and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At December 31, 2007, borrowings under LBI Media’s senior credit facilities bore interest at rates between 6.35% and 6.75%, including the applicable margin.

Under the indentures governing LBI Media’s 8 1/2% senior subordinated notes and our senior discount notes (described below), LBI Media is limited in its ability to borrow under the senior revolving credit facility and to borrow additional amounts under the senior term loan facility. LBI Media may borrow up to an aggregate of $260.0 million under the senior credit facilities (subject to certain reductions under certain circumstances) without having to comply with specified leverage ratios under the indentures governing its 8 1/2% senior subordinated notes and our senior discount notes, but any amount over such $260.0 million that LBI Media may borrow under the senior credit facilities (subject to certain reductions under certain circumstances) will be subject to LBI Media’s and our compliance with specified leverage ratios (as defined in the indentures governing LBI Media’s 8 1/2% senior subordinated notes and our senior discount notes). Also, the indenture governing LBI Media’s 8 1/2% senior subordinated notes prohibits borrowings under LBI Media’s senior credit facilities, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to their stated maturity.

LBI Media’s senior credit facilities contain customary restrictive covenants that, among other things, limit its ability to incur additional indebtedness and liens in connection therewith and pay dividends. Under the senior revolving credit facility, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement) on and after the fiscal quarter ended June 30, 2009.

LBI Media’s 8 1/2% Senior Subordinated Notes. On July 23, 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8 1/2% Senior Subordinated Notes that mature in 2017, resulting in gross proceeds of approximately $225.0 million and net proceeds of approximately $221.6 million after deducting certain transaction costs. Under the terms of LBI Media’s 8 1/2% senior subordinated notes, it must pay semi-annual interest payments of approximately $9.7 million each February 1 and August 1, commencing February 1, 2008. LBI Media may redeem the 8 1/2% senior subordinated notes at any time on or after August 1, 2012 at redemption prices specified in the indenture governing its 8 1/2% senior subordinated notes, plus accrued and unpaid interest. At any time prior to August 1, 2012, LBI Media may redeem some or all of its 8 1/2% senior subordinated notes at a redemption price equal to a “make whole” amount as set forth in the indenture governing such senior subordinated notes. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings completed on or prior to August 1, 2010 at a redemption price of 108.5% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the applicable redemption date.

The indenture governing these notes contains restrictive covenants that limit, among other things, LBI Media’s and its subsidiaries’ ability to incur additional indebtedness, issue certain kinds of equity, and make particular kinds of investments. The indenture governing LBI Media’s 8 1/2% senior subordinated notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 8 1/2% senior subordinated notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 8 1/2% senior subordinated notes.

The indenture governing these notes also provides for customary events of default, which include (subject in certain instances to cure periods and dollar thresholds): nonpayment of principal, interest and premium, if any, on the notes, breach of covenants specified in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. The notes will become due and payable immediately without further action or notice upon an event of default arising from certain events of bankruptcy or insolvency with respect to us and certain of its subsidiaries. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding notes may declare all the notes to be due and payable immediately.

Senior Discount Notes. In October 2003, we issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest will not accrue or be payable on the senior discount notes prior to October 15, 2008, and instead the accreted value of the senior discount notes will increase until such date. Thereafter, cash interest on the senior discount notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15, with the first payment due on April 15, 2009; provided, however, that we may make a cash interest election on any interest payment date prior to October 15, 2008. If we make a cash interest election, the principal amount of the senior discount notes at maturity will be reduced to the accreted value of the senior discount notes as of the date of the cash interest election, and cash interest will begin to accrue at a rate of 11% per year from the date such election is made. We may redeem the senior discount notes at any time on or after October 15, 2008 at redemption prices specified in the indenture governing our senior discount notes, plus accrued and unpaid interest.

The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. Our senior discount notes are structurally subordinated to LBI Media’s senior credit facilities and LBI Media’s 8 1/2% senior subordinated notes.

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

The following table summarizes our various levels of indebtedness at December 31, 2007:

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest Rate
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$24.5 million(1)	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (6.5% weighted average at December 31, 2007)

LBI Media, Inc.	Senior secured term loan facility	$108.1 million(2)	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (6.3% weighted average at December 31, 2007)

LBI Media, Inc.	8 1/2% senior subordinated notes	$228.8 million	August 1, 2017	8.5%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million aggregate principal at maturity	October 15, 2013	11%

Empire Burbank Studios, Inc.	Mortgage note	$2.2 million	July 1, 2019	5.52%

(1)	LBI Media has repaid, net of borrowings, approximately $4.1 million under its senior secured revolving credit facility since December 31, 2007.
(2)

On January 23, 2008, LBI Media entered into a commitment increase agreement pursuant to which LBI Media’s senior secured term loan facility was increased by $10.0 million. Since December 31, 2007, LBI Media has borrowed, net of repayments, approximately $10.0 million under its senior secured term loan facility.

Cash Flows. Cash and cash equivalents were $1.7 million, $1.5 million and $1.8 million at December 31, 2007, 2006 and 2005, respectively.

Net cash flow provided by operating activities was $7.1 million, $25.4 million and $23.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. The decrease in our net cash flow provided by operating activities during the year ended December 31, 2007 as compared to 2006 was primarily the result of:

(1) increased interest costs, including the $7.6 million early redemption premium paid to redeem LBI Media’s 10 1/8% senior subordinated notes in August 2007, operating expenses resulting from the Dallas stations we acquired in November 2006, and local marketing agreement fees and other start-up costs of our recently acquired station in the Riverside/San Bernardino region of our Los Angeles market;

(2) decreases in our accrued liabilities and increases in our accounts receivable as a result of the timing of payments and cash receipts; and

(3) an increase in deferred compensation payments.

The increase in our net cash flow provided by operating activities during the year ended December 31, 2006 as compared to 2005 was primarily the result of higher net income, non-cash expenses and accounts payable and accrued expenses, partially offset by increases in accounts receivable.

Net cash flow used in investing activities was $50.3 million, $109.6 million and $13.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net cash flow used in investing activities in 2007 included $35.4 million (including acquisition costs) paid for the acquisitions of selected assets of KRQB-FM (formerly KWIE-FM) in the Riverside/San Bernardino area of our Los Angeles market and KPNZ-TV in the Salt Lake City, Utah market and $13.7 million in capital expenditures for property and equipment, which was primarily related to the construction of new towers and transmitter sites for our Dallas-Fort Worth and Houston, Texas radio stations and additional studio equipment for our Los Angeles television station. Net cash flow used in investing activities in 2006 included $93.0 million (including acquisition costs) paid for the acquisitions of selected radio and television station assets in the Dallas-Fort Worth market and $9.5 million for the construction of new tower sites for our Texas radio stations. The net cash flow used in investing activities in 2005 included $4.1 million attributable to the acquisition of SMRT. The net cash flow used in investing activities for the year ended December 31, 2005 also reflects capital expenditures of $9.4 million.

Net cash flow provided by financing activities was $43.4 million and $83.9 million for the years ended December 31, 2007 and 2006 and net cash flow used in financing activities was $13.7 million for the year ended December 31, 2005. Net cash flow provided by financing activities in 2007 primarily reflects a capital contribution from our parent of $47.9 million, and, in turn, from us to LBI Media, which LBI Media used to repay outstanding borrowings under its senior credit facilities. See “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”. Net cash flow provided by financing activities in 2007 also reflected the issuance of LBI Media’s 8 1/2% senior subordinated notes, partially offset by the redemption of LBI Media’s 10 1/8% notes. See “—Refinancing of LBI Media Senior Subordinated Notes.” The net cash flow provided by financing activities in 2006 was primarily attributable to the additional funds borrowed under LBI Media’s senior revolving credit facility in November 2006 to acquire the selected assets of five radio stations in the Dallas-Fort Worth, Texas Market, partially offset by principal reductions on outstanding borrowings under LBI Media’s senior credit facilities. Net cash flow used in financing activities in 2005 primarily reflects $13.5 million in principal repayments (net of borrowings) under LBI Media’s prior senior credit facility.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At December 31, 2007, such obligations and commitments were LBI Media’s senior revolving credit facility, senior term loan facility and 8 1/2% senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries and our operating leases as follows:

	Payments Due by Period from December 31, 2007 (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$700.1	$29.2	$73.3	$194.0	$403.6
Operating leases	16.1	2.0	3.5	2.7	7.9

Total contractual cash obligations	$716.2	$31.2	$76.8	$196.7	$411.5

The above table includes principal and interest payments under our debt agreements based on our interest rates and principal balances as of December 31, 2007 and assumes no additional borrowings or principal payments on LBI Media’s senior secured revolving credit facility or senior secured term loan facility until the facilities mature in 2012. It does not reflect the $10.0 million additional borrowing under the senior secured term loan facility in January 2008 and any deferred compensation amounts we may ultimately pay.

Expected Use of Cash Flows. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the addition of production equipment primarily for our Houston, Dallas, Salt Lake City and Los Angeles television stations at an estimated cost of $3.0 million. In connection with the purchase of the selected assets of five radio stations from Entravision Communications Corporation, one of our indirect, wholly owned subsidiaries, Liberman Broadcasting of Dallas, Inc. (predecessor in interest to Liberman Broadcasting of Dallas LLC), also purchased a building in Dallas, Texas to accommodate our growth in stations owned and operated in the Dallas-Fort Worth market. We estimate we will spend approximately $5.0 million on improvements and equipment for our new Dallas building. In addition, our senior discount notes will begin accruing cash interest at a rate of 11% per year on October 15, 2008, with the first payment due on April 15, 2009. Prior to October 15, 2008, our senior discount notes have not been accruing cash interest and instead the accreted value of the notes has been increasing. The interest payments will be payable on April 15 and October 15 of each year until the notes mature on October 15, 2013.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2007. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net (loss) income plus income tax expense, (loss) gain on sale of property and equipment, gain on sale of investments, net interest expense, interest rate swap expense, impairment of broadcast licenses, depreciation and amortization and other non-cash gains and losses.

This term, as we define it, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles, or GAAP.

In determining our Adjusted EBITDA in past years, we treated deferred compensation expense as a non-cash item, because we had the option and the intention to pay such amounts in the common stock of our parent after our parent’s initial public offering. Our first payment became due in 2006, and we had additional payments due in 2007. We determined that we no longer met the conditions necessary to pay the deferred compensation in stock. Accordingly, we settled our deferred compensation amounts in cash in 2006 and 2007. We have presented prior years’ Adjusted EBITDA to conform to this current treatment. As a result, Adjusted EBITDA for prior years may appear as a different amount from what we have reported in prior years.

Management considers this measure an important indicator of our liquidity relating to our operations, as it eliminates the effects of certain non-cash items and our capital structure. Management believes liquidity is an important measure for our company because it reflects our ability to meet our interest payments under our substantial indebtedness and is a measure of the amount of cash available to grow our company through our acquisition strategy. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with GAAP, such as cash flows from operating activities, operating income and net income.

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•

it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as depreciation and amortization and impairment of broadcast licenses. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that by eliminating the effect of certain non-cash items, Adjusted EBITDA provides a meaningful measure of liquidity;

•

it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of non-cash expense items, such as impairment of broadcast licenses. By removing the non-cash items, it allows our investors to better determine whether we will be able to meet our debt obligations as they become due; and

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 9.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3.0% of our outstanding receivables as of December 31, 2007, from 11.1% to 14.1% or $2.2 million to $2.8 million, would result in a decrease in pre-tax income of $0.6 million for the year ended December 31, 2007.

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

We completed our annual impairment review of our broadcast licenses in the third quarters of 2006 and 2007 and conducted additional reviews of the fair value of some of our broadcast licenses in the second quarter of 2006 and fourth quarter of 2007. For purposes of our impairment testing, the unit of accounting is each individual FCC license or, in situations where there are multiple stations in a particular market that broadcast the same programming (that is, simulcast), it is the cluster of stations broadcasting the programming. We determined the fair value of each of our broadcast licenses by assuming that entry into the particular market took place as of the valuation date and considered the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. We adjusted the projected total advertising revenues to be generated in certain of these markets downward due to a general slowdown in broadcast revenues in those markets, which was partially explained by greater competition for revenues from non-traditional media. We determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market and did not take into consideration our format or management capabilities. As a result, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of our broadcast licenses. Our revenues are generated predominantly from local and regional advertisers, and we believe the decrease in advertising in those markets will come primarily from national advertisers to general market (non-Hispanic) radio and television stations. The decrease in fair value of our broadcast licenses, however, resulted in impairment write downs of approximately $3.0 and $5.1 million for the third and fourth quarters of 2007, respectively, and $1.6 million and $1.2 million for the second and third quarters of 2006, respectively.

In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future revenue estimates based on projected ratings increases, planned timing of signal strength upgrades, planned timing of promotional events, customer commitments and available advertising time. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about cash flows after conversion reflect estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If the expected cash flows are not realized, impairment losses may be recorded in the future. If we experienced a 10% decrease in the fair value of each of our broadcast licenses from that determined during our last annual impairment testing, we would require an additional impairment write-down of approximately $12.9 million.

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

Deferred compensation expense for the year ended December 31, 2007 was reduced by approximately $4.0 million because the amounts ultimately paid to the employees, whose net values were determined as of December 31, 2006, was less than the amounts accrued at that determination date. Similarly, deferred compensation expense for the year ended December 31, 2006 was reduced by approximately $1.3 million because the amount ultimately paid to the employee, whose net value was determined as of December 31, 2005, was less than the amount accrued at that determination date.

If we assumed no change in the “net value” of Liberman Broadcasting from that at December 31, 2007, we would not expect to record any deferred compensation expense during 2008 relating solely to the time vesting portion of the deferred compensation. The agreements require us to pay the deferred compensation amounts in cash until Liberman Broadcasting’s common stock becomes publicly traded, at which time we may pay these amounts in cash or Liberman Broadcasting’s common stock, at our option.

Commitments and contingencies

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called “contingencies,” and our accounting for these events is prescribed by SFAS No. 5, “Accounting for Contingencies.”

The accrual of a contingency involves considerable judgment on the part of our management. We use our internal expertise and outside experts (such as lawyers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. We currently do not have any material contingencies that we believe require loss accruals; however we refer you to Note 5 “Commitments and Contingencies” of our consolidated financial statements for a discussion of other known contingencies.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 is effective beginning in the first quarter of 2008. In February 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating what impact, if any, the adoption of SFAS 157 will have on our financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure eligible financial instruments, commitments, and certain other arrangements at fair valued at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective beginning in the first quarter of 2008. We are currently evaluating what impact, if any, the adoption of SFAS 159 will have on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141R is effective beginning in the first quarter 2009. We are currently evaluating what impact, if any, the adoption of SFAS 141R will have on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective beginning in the first quarter 2009. We are currently evaluating what impact, if any, the adoption of SFAS 160 will have on our financial position, results of operations and cash flows.

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

In July 2006, LBI Media entered into a five-year interest rate swap agreement relating to its floating rate borrowings commencing in November 2006 ($80.0 million for the first three years and $60.0 million for the subsequent two years). Because this interest rate swap did not meet the requirements for hedge accounting, changes in its fair value are recorded periodically to earnings which, for the years ended December 31, 2007 and 2006, increased interest expense by $2.4 million and $1.8 million, respectively. We are not exposed to the impact of foreign currency or commodity price fluctuations.

We are exposed to changes in interest rates on the portion of LBI Media’s variable rate senior credit facilities that is not hedged with the interest rate swap. A hypothetical 10% increase in the interest rates applicable to the year ended December 31, 2007 would have increased interest expense by approximately $1.1 million. Conversely, a hypothetical 10% decrease in the interest rates applicable to the year ended December 31, 2007 would have decreased interest expense by approximately $1.1 million. At December 31, 2007, we believe that the carrying value of amounts payable under LBI Media’s senior credit facilities that are not hedged by our interest rate swap approximates the fair value based upon current yields for debt issues of similar quality and terms. In addition, changes in the fair value of LBI Media’s interest rate swap are recorded into current earnings as an increase or decrease in interest expense.

The fair value of our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of our fixed rate debt would have decreased by approximately $15.6 million at December 31, 2007. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would have resulted in an increase in market value of approximately $16.7 million at December 31, 2007. Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2007.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We maintain disclosure controls and procedures that are designed to ensure that: (i) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our President, our Executive Vice President and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on the foregoing, our President and our Chief Financial Officer have concluded that, as of the end of the annual period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal controls as discussed below.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes (i) maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and (iv) providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007 due to a material weakness in internal controls as discussed below.

A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of [our] annual or interim financial statements will not be prevented or detected on a timely basis.” Our management concluded that, as of December 31, 2007, the following material weakness existed.

We did not properly implement and maintain logical security or access controls related to our critical information technology systems including our general ledger system, payroll system and traffic/revenue application. Some of the findings contributing to our conclusion were that (i) the systems administrators of our general ledger system, payroll system and traffic/revenue application were not independent of the business processes supported by the respective applications, (ii) Access to critical financial data and configuration settings for our network and certain critical applications were not reviewed for appropriateness on a periodic basis, (iii) certain individual user accounts were shared among different individuals, (iv) certain passwords to user accounts were not unique, and (v) users of our traffic/revenue application had access to administrative functions, including those users who were not approved for and did not require such level of access to the application.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Notwithstanding the existence of this material weakness in internal controls, we believe that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, our consolidated balance sheets as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholder’s equity, and cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with GAAP and that this Annual Report on Form 10-K contains no material inaccuracies or omissions of material fact and contains the information required to be included in accordance with the Exchange Act.

Remediation Actions Undertaken by Management

We have begun remediating the deficiencies that gave rise to this material weakness. Since the above material weakness was identified, we have (i) assigned individual user accounts and passwords and (ii) changed administrative access levels to users based on the requirements of their position. However, all of the deficiencies have not been remediated as of the date of this filing. The material weaknesses will not be fully remediated until, in the opinion of management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness.

Changes in Internal Controls

As of December 31, 2007, we have begun, but have not completely remediated the material weakness in our internal control over financial reporting with respect to our information technology systems as discussed above. The remediation actions described above under “—Remediation Actions Undertaken by Management” are the only changes during the fourth quarter of 2007 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our current directors and executive officers:

Name	Position(s)	Age*
Jose Liberman	Co-Founder, Chairman, President and Director	82
Lenard D. Liberman	Co-Founder, Executive Vice President, Secretary and Director	46
Wisdom Lu	Chief Financial Officer	41
Winter Horton	Corporate Vice President and Director	42
William G. Adams	Director	68
Bruce A. Karsh	Director	52
Terence M. O’Toole	Director	49

*	All ages are as of December 31, 2007

Jose Liberman co-founded our company in 1987 together with his son, Lenard, and has served as our President and as a member on our board of directors since our formation. Mr. Liberman has been our chairman since March 2007. Mr. Liberman started his career in radio broadcasting in 1957 with the purchase of XERZ in Mexico and the establishment of a radio advertising representative firm in Mexico. In 1976, Mr. Liberman acquired KLVE-FM, the first Los Angeles FM station to utilize a Hispanic format. In 1979, he purchased KTNQ-AM and combined it with KLVE to create the first Hispanic AM/FM combination in Los Angeles. Mr. Liberman is the father of our Executive Vice President, Chief Financial Officer, Secretary and Director, Lenard Liberman.

Lenard D. Liberman has served as our Executive Vice President and Secretary and has been a member of our board of directors since our formation in 1987. Mr. Liberman has previously served as our Chief Financial Officer from April 1999 to April 2000, April 2002 to April 2003, April 2005 to May 2006 and January 2007 to March 2008. Mr. Liberman manages all day-to-day operations, including acquisitions and financings. He received his juris doctorate degree and masters of business administration degree from Stanford University in 1987. Mr. Liberman is the son of our Chairman, President and Director, Jose Liberman.

Wisdom Lu recently joined us as our Chief Financial Officer on March 24, 2008. Prior to joining us, Ms. Lu served as Treasurer and Chief Investment Officer of Health Net, Inc., one of the nation’s largest publicly traded managed health care companies, from 1996 until her departure in 2008. While at Health Net, Ms. Lu was responsible for, among other things, capital structure planning and management of cash, investment, debt and equity. Ms. Lu has also served as Treasury Officer, Fixed Income Sales & Trading with National Westminster Bank, USA from 1995 to 1996 and as Management Associate, Fixed Income Sales & Trading with Citicorp Securities, Inc. from 1993 to 1995. Ms. Lu received her Bachelor of Science degree in Civil Engineering, with a minor in Economics, from Rensselear Polytechnic Institute and her Master of Business Administration (Finance & International Business) from the Leonard N. Stern School of Business at New York University. Ms. Lu holds professional designations of Chartered Financial Analyst and Professional Engineer (New York).

Winter Horton has served as our Corporate Vice President since 2001 and has been a member of our board of directors since March 2007. Mr. Horton joined us in 1997 as Vice President of Programming for KRCA. In 2001, as Corporate Vice President, Mr. Horton launched our four radio stations and one television station in Houston. He was also responsible for the launch of our Dallas stations, including KMPX, KNOR, KTCY, KZMP-AM, KZZA and KBOC. He is currently responsible for all of our Texas radio and television operations. Mr. Horton also oversees our production facilities in Burbank, Houston and Dallas.

William G. Adams was designated as a member of our board of directors in March 2007. Mr. Adams served as Of Counsel to O’Melveny & Myers LLP from February 2000 to February 2004 and had been a partner of O’Melveny & Myers LLP since October 1979. Mr. Adams also serves on the board of directors of Valentine Enterprises, Inc.

Bruce A. Karsh was designated as a member of our board of directors in March 2007. Mr. Karsh is President and co-founder of Oaktree Capital Management, LP. Mr. Karsh serves as portfolio manager for Oaktree’s distressed debt and is actively involved in managing the firm. Prior to co-founding Oaktree, Mr. Karsh was a managing director of Trust Company of the West and its affiliate, TCW Asset Management Company (together, “TCW”), and the portfolio manager of the Special Credits Funds for seven years. Before joining TCW, Mr. Karsh was an attorney with the law firm of O’Melveny & Myers LLP. Mr. Karsh currently serves as a Trustee on the Duke University Board of Trustees and is the Chairman of the Board of Directors of Duke’s investment management company.

Terence M. O’Toole was designated as a member of our board of directors in March 2007. Mr. O’Toole was a partner and managing director of Goldman, Sachs & Co. from 1992 until 2005. In 2006, Mr. O’Toole joined Tinicum as a co-managing member. Mr. O’Toole is also a member of the Board of Managers of Skyway Towers Holding LLC, Enesco LLC and EGI Holdings LLC and a member of the Board of Trustees of Villanova University and the Pingry School.

Board Composition

Our board of directors is currently composed of six directors. We have one vacant board member seat that may be filled solely by the holders of Class B common stock of Liberman Broadcasting as described below. Prior to March 30, 2007, our board of directors was comprised of two directors, Jose Liberman and Lenard Liberman.

In connection with the sale of Liberman Broadcasting’s Class A common stock on March 30, 2007, Liberman Broadcasting and the stockholders of Liberman Broadcasting entered into an investor rights agreement. Pursuant to that investor rights agreement, Liberman Broadcasting, our sole shareholder, must elect the directors that have been designated as board members of Liberman Broadcasting to our board of directors. Affiliates of Oaktree Capital Management LLC that hold Class A common stock of Liberman Broadcasting have the right to designate one director to Liberman Broadcasting’s board of directors. Tinicum Capital Partners II, L.P. and its affiliates that hold Class A common stock of Liberman Broadcasting have the right to designate one director to Liberman Broadcasting’s board of directors. The holders of Class B common stock of Liberman Broadcasting have the right to designate up to five directors to Liberman Broadcasting’s board of directors. As a result, Liberman Broadcasting must elect these seven designees as members of our board of directors. On March 30, 2007, Bruce A. Karsh and Terence M. O’Toole were designated by affiliates of Oaktree Capital Management and Tinicum Capital Partners II, respectively. The holders of our parent’s Class B common stock designated Jose Liberman, Lenard Liberman, Winter Horton and William G. Adams.

Director Independence

Our board of directors has analyzed the independence of each director under Nasdaq listing standards and determined that each of our non-employee directors, Mr. Adams, Mr. Karsh and Mr. O’Toole, are independent directors. Because our common stock is not listed on a national securities exchange, we are not required to maintain a board consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors.

Board Committees

Nominating Committee and Compensation Committee. We are not a “listed issuer” as defined under Section 10A-3 of the Exchange Act. We are therefore not required to have a nominating or compensation committee comprised of independent directors. We currently do not have a standing nominating or compensation committee and accordingly, there are no charters for such committees. We believe that standing committees are not necessary and the directors collectively have the requisite background, experience, and knowledge to fulfill any limited duties and obligations that a nominating committee and a compensation committee may have.

Audit Committee and Audit Committee Financial Expert. We are not a “listed issuer” as defined under Section 10A-3 of the Exchange Act. We are therefore not required to have an audit committee comprised of independent directors. We currently do not have an audit committee and accordingly, there is no charter for such committee. The board of directors performs the functions of an audit committee. We believe that the directors collectively have the requisite financial background, experience, and knowledge to fulfill the duties and obligations that an audit committee would have, including overseeing our accounting and financial reporting practices. Therefore we do not believe that it is necessary at this time to search for a person who would qualify as an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Philosophy and Program

We attempt to design a total compensation package for our named executive officers that fairly compensates them in relation to peers within the Spanish-language broadcast industry. We believe that the most effective executive compensation program for our named executive officers is one that is designed to motivate them to achieve our business objectives, while also assisting us in attracting, motivating and retaining executives critical to our long-term success.

We use various elements of compensation to reward performance. Our named executive officers are provided with a basic level of compensation for assuming and performing their responsibilities. We also provide the ability to obtain cash bonus awards as an incentive to provide a timely award for attainment of certain corporate or individual performances in a particular period. We consider long-term and equity incentives on a case by case basis. As discussed below, we had employment agreements with two of our executive officers: Winter Horton and William Keenan, pursuant to which we offered long-term and equity incentives.

Because we do not have equity securities listed on a national securities exchange, we are not required to have a compensation committee and our board of directors has the responsibility for establishing, implementing and monitoring adherence with our compensation philosophy.

Role of Named Executive Officers in Compensation Decisions

At December 31, 2007, our three executive officers were Jose Liberman, Lenard Liberman and Winter Horton, who also serve as members of our board of directors. During 2007, William S. Keenan served as our chief financial officer until he resigned in January 2007. Accordingly, our named executive officers for the year ended December 31, 2007 were Jose Liberman, Lenard Liberman, William Keenan and Winter Horton.

Our board of directors are responsible for determining the compensation of our executive officers. As stated above, Jose Liberman, Lenard Liberman and Winter Horton are members of our board of directors. As a result, each of them participated in the decisions concerning their own compensation for the year ended December 31, 2007.

Setting Executive Compensation

When making compensation decisions, our board of directors informally considers competitive market practices with respect to the salaries and total compensation of our named executive officers. We review the market practices by reviewing annual reports on Form 10-K or similar information of other companies in the Hispanic radio and television industry that are located in our general geographic market areas. However, while we review such market information, it is only one factor we consider in establishing compensation, and we have not made use of any formula incorporating such data.

In determining whether to increase or decrease compensation for our named executive officers, we generally take into account the performance of the named executive officer, any increases or decreases in responsibilities and roles of the named executive officer, and the business needs for the named executive officer.

Neither we have, nor the board of directors has, hired a compensation consultant, and neither we have, nor the board of directors has, made a decision to do so.

Elements of our Compensation Program

For the year ended December 31, 2007, our total compensation package for our named executive officers consisted of the following components:

•	base salary;

•	bonus;

•	long-term incentive compensation for Mr. Keenan and Mr. Horton;

•	perquisites and other personal benefits; and

•	retirement benefits.

Each element of compensation is considered separately and we do not generally take into account amounts realized from prior compensation in establishing other elements of compensation. Our goal is to provide a total compensation package that we believe our named executive officers and our stockholders will view as fair and equitable. The form and amount of such compensation, if any, were determined on a case-by-case basis. This determination of compensation for each named executive officer is not a mechanical process, and our board of directors has used its judgment and experience to determine the appropriate mix of compensation for each individual.

Base Salary — We provide named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Subject to any employment agreement, base salary for named executive officers are reviewed on an annual basis and at the time of a change in responsibilities. Increases in salary, if any, are based on a subjective evaluation of such factors as the level of responsibility, individual performance during the prior year, relevant market data, and each named executive officers’ experience and expertise.

Jose Liberman and Lenard Liberman. We do not have employment agreements with Jose Liberman, our Chairman and President, or Lenard Liberman, our Executive Vice President, Chief Financial Officer and Secretary. The annual base salary for each of Jose Liberman and Lenard Liberman was increased from $500,000 to $750,000 on March 30, 2007 in connection with the sale of our Class A common stock to third party investors.

Winter Horton. We have an employment agreement with Mr. Horton, our Corporate Vice President, which was entered into in December 2002 and amended in May 2004. The employment agreement provides for a base salary of $275,000, with an increase in salary of 5% on each first day of May, commencing on May 1, 2003. In connection with his increased management duties to, among other things, supervise the reformatting of our new radio and television stations, effective January 1, 2007, Winter Horton’s base salary was increased to $400,000.

William Keenan. For a portion of 2007, our former Chief Financial Officer, William Keenan, was employed pursuant to an employment agreement that was entered into in April 2006. The employment agreement provided for a base salary of $250,000. Mr. Keenan resigned in January 2007.

Bonus — Generally, bonus compensation to our named executive officers has been entirely discretionary. By providing discretionary bonuses, we believe that we align our executive compensation with individual performance on a short-term basis.

Jose Liberman and Lenard Liberman. Historically, Jose and Lenard Liberman have received minimal or no bonuses because each has a substantial equity stake in our company. Jose Liberman and Lenard Liberman did not receive bonuses for the year ended December 31, 2007.

Winter Horton. Our employment agreement with Winter Horton provides for discretionary bonuses that are based on the performance of his duties and responsibilities. The amount and timing of the bonus are within our sole discretion.

William Keenan. Our employment agreement with William Keenan provided for the possible payment of a cash bonus of up to $60,000 in a twelve month period if he remained with us through May 3, 2007 and the performance of all material obligations under the employment agreement had been satisfied. Mr. Keenan resigned prior to May 3, 2007 and as a result, he did not earn his bonus.

Long-Term Incentive Compensation — We may offer long-term incentive compensation to align executive compensation with our stockholder interests by placing a significant amount of total direct compensation “at risk”. “At risk” means the executive will not realize value unless performance goals directly tied to our performance and that of our consolidated parent are achieved.

Jose Liberman and Lenard Liberman. Because Jose Liberman and Lenard Liberman, together, beneficially own 61.1% of the aggregate common stock of our parent, their compensation package does not contain additional long-term incentive compensation as we believe their motivation and financial interests are well aligned with that of our own.

With respect to our other named executive officers, during our fiscal year ending December 31, 2007, we had two types of long-term incentive compensation arrangements: (1) participation in the increase in the net value of our parent over a threshold amount on December 31, 2009 and (2) potential grants of stock options to purchase shares of our parent’s class A common stock if an initial public offering is consummated.

Winter Horton—Participation in Net Value Increase in Our Parent. Mr. Horton’s employment agreement provides for incentive compensation that allows him to participate in the increase of the “net value” of our parent, Liberman Broadcasting, over a specified threshold amount on December 31, 2009, the determination date, unless a change in control occurs prior to that date. If a change in control occurs prior to December 31, 2009, the determination date will be the date of such change in control. See “Employment, Change in Control and Termination Arrangements — Change in Control”.

In general, the “net value” will be determined by an independent appraiser based on our parent’s consolidated cash flow as a going concern, reducing such amount for our parent’s consolidated liabilities (in each case, as determined under generally accepted accounting principals) on December 31, 2009. If the “net value” is determined as a result of a change in control, however, the appraiser must use the actual sales price as of the sales date in valuing the portion of our parent that was sold. Also, if at the time the “net value” is determined, the common stock of our parent is traded on an established securities market, the “net value” will be the product of the fully diluted outstanding common stock of our parent multiplied by the volume-weighted average price per share of our parent in the five days of trading immediately before December 31, 2009.

If certain conditions are met, Winter Horton will be entitled to receive up to a maximum percentage of the amount the “net value” of our parent exceeds a specified threshold amount, which may be reduced if the ownership of our parent by certain persons or entities related to Jose Liberman and/or Lenard Liberman is also reduced. The maximum possible payment comprises two portions: a time vesting portion and a performance vesting portion. For the time vesting portion, half of the maximum possible payment vests in seven equal annual installments as long as Mr. Horton remains employed with us. The other half of the maximum possible payment, the performance vesting portion, also vests in seven equal annual installments if our parent determines, in its sole discretion, that the annual performance goals have been met for the relevant year.

This incentive compensation is payable to Mr. Horton in cash within 30 days after the determination date (December 31, 2009 or earlier, if a change in control occurs), unless such payment would violate the terms of any loan agreement that is in effect at the time. If our parent’s common stock is traded on an established stock market at the time a payment, if any, is due to Mr. Horton, we may choose to pay the amount in our parent’s common stock in lieu of cash.

William Keenan—Stock Options in Our Parent. Pursuant to Mr. Keenan’s employment agreement, he would have received a stock option grant to purchase shares of our parent’s class A common stock if an initial public offering for our parent’s class A common stock been consummated. Mr. Keenan resigned on January 26, 2007, terminating the right to receive this stock option grant.

Perquisites and Other Benefits — We provide named executive officers with perquisites and other personal benefits that we believe are reasonable. We do not view perquisites as a significant element of our comprehensive compensation structure, but we do believe they can be useful in attracting, motivating and retaining executive talent.

The named executive officers may be provided with personal travel, use of company automobiles, and financial planning and tax assistance. We also pay the medical and dental insurance plan premiums on behalf of our named executive employees and their legal dependents. In addition, we have provided whole life insurance and term life insurance policies for Lenard Liberman to provide for a death benefit of an aggregate of $2.5 million to beneficiaries designated by Mr. Liberman.

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

Attributed costs of the perquisites and personal benefits described above for the named executive officers for the fiscal year ended December 31, 2007, are included in the column “All Other Compensation” of the “Summary Compensation Table” below.

Retirement Benefits — Our named executive officers are permitted to contribute to a 401(k) plan up to the maximum amount allowed under the Internal Revenue Code. We do not provide any matching contributions. The 401(k) plan is available to all full-time employees. Our named executive officers do not participate in any deferred benefit retirement plans such as a pension plan. We also do not have any deferred compensation programs for any named executive officer.

Employment, Change in Control and Termination Arrangements

Employment Agreements — As stated above, we do not have employment agreements with Jose Liberman, our Chairman and President, or Lenard Liberman, our current Executive Vice President and Secretary. During the year ended December 31, 2007, we had employment agreements with Winter Horton, our Corporate Vice President, and William Keenan, our former Chief Financial Officer. William Keenan’s employment agreement terminated upon his resignation in January 2007. Concurrent with our appointment of Wisdom Lu as our chief financial officer in March 2008, we entered into an employment agreement with her. For more information on her employment agreement, see “—Appointment of Chief Financial Officer” below.

Change in Control — Of our named executive officers, only Winter Horton is entitled to an accelerated benefit in connection with a change in control of our company. Upon a change in control, Mr. Horton’s next installment of his time vesting portion (that is, 1/7 of his maximum payment relating to the time vesting portion) would vest immediately so long as he remains employed by us. Further, as described under “Elements of Our Compensation Program — Long-Term Incentive Compensation”, if a change in control occurs prior to December 31, 2009, the determination date used to calculate Winter Horton’s incentive compensation will be the date of such change in control and any long-term incentive payment that has vested will be due within 30 days after such date. Under his employment agreement, a “change in control” would occur if:

(1)	our parent is acquired by merger or consolidation in which more than 50% of our parent’s outstanding voting securities is transferred to an entity (other than to Jose Liberman, Lenard Liberman or any of their spouses, lineal descendants or heirs and devisees or an entity (including a trust) that is owned or controlled by our parent or by Jose Liberman, Lenard Liberman or any of their spouses, lineal descendants or heirs and devisees),

(2)	80% or more of the assets of our parent are sold (other than to Jose Liberman, Lenard Liberman or any of their spouses, lineal descendants or heirs and devisees or an entity (including a trust) that is owned or controlled by our parent or by Jose Liberman, Lenard Liberman or any of their spouses, lineal descendants or heirs and devisees),

(3)	Jose Liberman, Lenard Liberman or any of their spouses, lineal descendants or heirs and devisees directly sells more than 50% of our parent’s outstanding voting securities,

(4)	our parent issues equity to new investors representing more than 50% of the voting power immediately after such issuance, other than through a public offering, or

(5)	our parent issues equity through a public offering representing more than 33% of the voting power after such issuance.

Potential Payment Upon Termination — Other than our employment agreements with Winter Horton and William Keenan, we are not obligated to make any severance or other payments upon termination to our named executive officers.

Winter Horton. If Winter Horton is terminated without “cause” before December 31, 2009 or if he terminates his employment with us before December 31, 2009 because of a material breach of his employment agreement by us, we would be required to pay (1) accrued salary or bonus for services rendered, (2) any amounts previously vested under the long-term incentive plan, and (3) severance payments equal to 180 days of base salary.

If Winter Horton is terminated for death, disability or “cause” before December 31, 2009, we will not be obligated to make any payments under the employment agreement except for any accrued salary or bonuses for services rendered and/ or amounts vested under the long-term incentive plan at the time of termination. “Cause,” which will be determined by our parent’s board of directors, means:

(1)	consistent failure of the employee to perform his duties pursuant to the employment agreement after having been warned at least once in writing by the board of directors of our parent,

(2)	personal dishonesty involving our business, or breach of fiduciary duty to us or our parent involving personal profit,

(3)	commission of a felony, which has, or in the reasonable judgment of our parent’s board of directors, may have a material adverse effect on our business or reputation,

(4)	an intentional breach by the employee of any material provision of the employment agreement, which is either not reasonably curable or, if reasonably curable, is not cured within 10 days notice from our parent, or

(5)	any breach by the employee of certain confidentiality provisions of the employment agreement.

See “Potential Payments Upon Termination or Change of Control.”

William Keenan. As stated above, our obligations under Mr. Keenan’s employment agreement terminated in January 2007 upon his resignation. His employment agreement would have required us to pay an amount equal to six months’ salary, in addition to amounts due as salary and bonuses earned at the time of such termination, if we had terminated him without “cause” during the term of his agreement. In connection with William Keenan’s resignation in January 2007, we entered into a severance and mutual release agreement with him. Pursuant to the terms of that agreement, we agreed to pay Mr. Keenan, in addition to base salary through the resignation date, a lump-sum payment of $62,499, subject to statutory and authorized deductions, which represented three months’ base salary under his employment agreement. We also paid for continued medical insurance benefits on behalf of Mr. Keenan and his dependents through April 30, 2007 and offered continued medical insurance benefits at his cost for up to eighteen months thereafter.

Internal Revenue Code Section 162(m)

We do not have any common equity securities required to be registered under the Securities Exchange Act of 1934. Therefore, the limitation on tax deductibility of executive compensation under Section 162(m) of the Internal Revenue Code does not apply to us.

Compensation Committee Report

As we do not have a compensation committee, our board of directors reviews and determines the compensation of our named executive officers. The board of directors has reviewed and discussed with management the information under the Compensation Discussion and Analysis above. Based on such review and discussion, the board of directors has approved the inclusion of the Compensation Discussion and Analysis in this report.

The Board of Directors:
Jose Liberman
William G. Adams
Winter Horton
Bruce A. Karsh
Lenard D. Liberman
Terence M. O’Toole

Executive Compensation

The following table describes the compensation we paid to our named executive officers during the fiscal years ended December 31, 2007 and 2006. We have not issued any equity-based awards to our named executive officers or directors.

Summary Executive Compensation Table for 2007

Name and Principal Position(s)	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Jose Liberman (1)	2007	$687,500	$—	$—	$55,835	$743,335
Chairman and President	2006	$500,000	$—	$—	$45,435	$545,435

Lenard Liberman (2)	2007	$687,500	$—	$—	$85,946	$773,446
Executive Vice President, Chief Financial Officer and Secretary	2006	$500,000	$—	$—	$94,096	$594,096

William S. Keenan (3)	2007	$19,072	$—	$—	$62,499	$81,571
Chief Financial Officer	2006	$164,904	$—	$—	$—	$164,904

Winter Horton (4)	2007	$385,000	$50,000	$—	$—	$435,000
Corporate Vice President	2006	$363,978	$—	$—	$—	$363,978

(1)	Mr. Liberman’s annual base salary was increased from $500,000 to $750,000 on March 30, 2007. All other compensation includes payments by us for Mr. Liberman’s personal expenses of $35,744 and leasing of personal vehicles of $20,091.
(2)	Mr. Liberman’s annual base salary was increased from $500,000 to $750,000 on March 30, 2007. All other compensation includes payments by us for Mr. Liberman’s personal expenses of $43,270, leasing of personal vehicles of $29,892 and whole and term life insurance premiums of $12,784. Mr. Liberman is our Executive Vice President and Secretary and served as our CFO from January 2007 to March 2008.
(3)	William S. Keenan resigned in January 2007. All other compensation includes a lump sum payment of $62,400 in connection with his severance agreement that was entered into in February 2007.
(4)	Mr. Horton has not yet accrued any non-equity incentive plan compensation under his employment agreement. See “Compensation Discussion and Analysis—Long-Term Incentive Compensation”.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Winter Horton	December 18, 2002	(1)	(1)	(1)

(1)	As described under “Compensation Discussion and Analysis—Long-Term Incentive Compensation”, pursuant to Winter Horton’s employment agreement, Winter Horton may participate in the increase of the “net value” of our parent, Liberman Broadcasting, over a specified threshold amount on December 31, 2009, or earlier, if a change in control occurs prior to that date. Winter Horton’s employment agreement does not contemplate a minimum amount payable, a target amount or a maximum payout for the long-term incentive compensation.

Potential Payments Upon Termination or Change of Control

As described above under “Compensation Discussion and Analysis—Employment, Change in Control and Termination Arrangements”, Winter Horton’s and William Keenan’s employment agreements would require us to make termination and/or severance payments, but only Winter Horton’s employment agreements provides for a change in control benefit.

Winter Horton. If Mr. Horton is terminated or resigns for any reason, we would be required to pay his accrued salary and bonus and any amounts vested under the incentive plan in his employment agreement. If Mr.

Horton is terminated without “cause” before December 31, 2009 or if he terminates his employment with us before December 31, 2009 because of a material breach of his employment agreement by us, we would also be required to make a severance payment equal to 180 days of his base salary. If we had terminated Winter Horton’s employment without “cause” on December 31, 2007, we would have been required to pay Mr. Horton’s accrued salary as of December 31, 2007 plus his bonus of $50,000 and severance of $197,260. No long-term incentive compensation for Mr. Horton had accrued as of December 31, 2007 because our parent’s net value had not exceeded the specified threshold as of December 31, 2007.

In the event of a change in control (see “Compensation Discussion and Analysis—Employment, Change in Control and Termination Arrangements—Potential Payment Upon Termination—Employment Agreement of Winter Horton”) before December 31, 2009, Mr. Horton will automatically vest in the next 1/7 installment of his time vesting portion of his long-term incentive compensation and the “net value” determination date used to calculate his maximum possible payment will become the date of such change in control.

William Keenan. William Keenan’s employment agreement would have required us to pay an amount equal to six months’ salary, in addition to amounts due as salary and bonuses earned, if we had terminated Mr. Keenan’s employment without “cause” during the term of his agreement. In connection with Mr. Keenan’s resignation in January 2007, we entered into a severance and mutual release agreement with him. Pursuant to the terms of that agreement, we agreed to pay Mr. Keenan, in addition to base salary through the resignation date, a lump-sum payment of $62,499, subject to statutory and authorized deductions, which represented three months’ base salary under his employment agreement. We also paid for continued medical insurance benefits on behalf of Mr. Keenan and his dependents through April 30, 2007 and offered continued medical insurance benefits at his cost for up to eighteen months thereafter.

Appointment of New Chief Financial Officer

On February 27, 2008, our parent, Liberman Broadcasting, entered into an employment agreement with Wisdom Lu pursuant to which she was appointed Chief Financial Officer of Liberman Broadcasting and each of its subsidiaries, including us, effective as of March 24, 2008. Lenard Liberman resigned as Chief Financial Officer of Liberman Broadcasting and each of its subsidiaries on March 24, 2008, but continues as the Executive Vice President and Secretary of such companies. The term of Ms. Lu’s employment agreement commenced on March 24, 2008 and ends on March 31, 2013. Liberman Broadcasting, however, may extend the agreement for two additional periods of one year each.

Base Salary. Pursuant to the employment agreement, Ms. Lu will receive an annual salary of $400,000 per year, less taxes and required withholdings. Assuming her continued employment, Ms. Lu’s salary will increase by 5% on April 1, 2009 and on each April 1 thereafter during the term of the agreement.

Annual and Long-Term Incentives. If Ms. Lu remains in the position of Chief Financial Officer until March 31, 2009 and performs fully all material obligations under her employment agreement, she will receive a bonus of $100,000. For each subsequent twelve month period during the term of the employment agreement, the first such period to commence on April 1, 2009, Ms. Lu will be eligible to receive a bonus of up to 25% of her then-current annual salary if she remains Chief Financial Officer during the applicable twelve month period and fully performs all material obligations under the employment agreement. The amount of any bonus for periods commencing on or after April 1, 2009 will be determined by Liberman Broadcasting’s board of directors in its sole discretion according to Ms. Lu’s achievement of annual objectives set by the board for that year. If, however, during the term of the employment agreement, Liberman Broadcasting consummates an initial public offering of its Class A common stock, Ms. Lu’s bonus will be determined by a compensation committee or in such other manner as Liberman Broadcasting determines satisfies applicable stock exchange rules or laws.

In addition to any bonuses, Ms. Lu will be granted an option to purchase shares of Liberman Broadcasting’s Class A common stock pursuant to an option plan to be adopted by Liberman Broadcasting. The option will represent, on a fully diluted basis as of the date of grant, 0.75% of the outstanding shares and will vest and become exercisable in five equal annual installments of 0.15% on March 31 of each year, commencing on March 31, 2009.

Payments on Termination and Change in Control. If Ms. Lu’s employment is terminated for cause or as a result of disability, resignation or death, Ms. Lu will be entitled to salary and bonuses earned at the time of such termination. In addition, if Ms. Lu is terminated for cause, any outstanding portion of her option to purchase Liberman Broadcasting’s Class A common stock or any other equity award will be immediately forfeited, regardless of whether it was then exercisable.

If Ms. Lu resigns for “good reason” following a change in control event or is terminated for a reason other than for cause or disability, Ms. Lu will be entitled to salary and bonuses earned at the time of such termination plus her base salary for a period of twelve months following termination, and she will also be entitled to exercise the then-vested portion of her options, as provided under Liberman Broadcasting’s option plan.

Director Compensation

Our directors do not currently receive any compensation for their service on our board of directors. However, we reimburse our directors for all reasonable out-of-pocket expenses incurred in connection with attending our regular and special meetings.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. Our board of directors is responsible for determining the compensation of our executive officers. Jose Liberman, our Chairman and President, Lenard Liberman, our Executive Vice President, Chief Financial Officer and Secretary, and Winter Horton, our Corporate Vice President, were directors for 2007 and participated with the rest of the board in determining the compensation of all executive officers for 2007. Otherwise, no executive officer of our company has served as a member of the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity that has or has had one or more executive officers who served as a member of our board of directors during the year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We are a wholly owned subsidiary of our parent, Liberman Broadcasting, Inc. The following table sets forth information as of March 28, 2008 with respect to the beneficial ownership of Class A common stock and Class B common stock of our parent by (i) our directors, (ii) our named executed officers (as described above under “Item. 11 Executive Compensation—Compensation Discussion and Analysis”) and (iii) our directors and executive officers as a group.

The amounts and percentages of our parent’s Class A and Class B common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission, or SEC, governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise noted by footnote, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned, subject to applicable community property laws.

The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of the stockholders of our parent. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Holders of such shares of our parent’s Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Our parent had 113.29783 shares and 178.07139 shares of Class A and Class B common stock, respectively, outstanding on March 31, 2008

	Class A Common Stock		Class B Common Stock		% of Total Economic Interest	% of Total Voting Power
Name and Address of Stockholder (1)	Number	%	Number	%
Jose Liberman (2)	(2)	(2)	58.51258	32.9%	20.1%	30.9%
Lenard Liberman (3)	(3)	(3)	119.55881	67.1	41.0	63.1
Wisdom Lu (4)	—	—	—	—	—	—
William S. Keenan (5)	—	—	—	—	—	—
Winter Horton	—	—	—	—	—	—
William G. Adams	—	—	—	—	—	—
Bruce A. Karsh (6)	75.28824	66.5%	—	—	25.8	4.0
Terence M. O’Toole (7)	37.27864	32.9%	—	—	12.8	2.0
All directors and executive officers as a group (7 persons)	112.5669	99.4%	178.07139	100.0	99.7	100.0

(1)	The address of the persons and entities listed on the table is c/o LBI Media Holdings, Inc., 1845 West Empire Avenue, Burbank CA 91504.
(2)	Of the 58.51258 shares of Class B common stock, 29.25629 are held by Mr. Jose Liberman in his capacity as trustee of the Esther Liberman 2007 Annuity Trust and 29.25629 are held by Mr. Jose Liberman in his capacity as trustee of the Jose Liberman 2007 Annuity Trust. Holders of such shares of our Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Further, Class B shares will automatically be converted, whether by sale, assignment gift or otherwise, whether voluntarily or involuntarily, to Class A common shares under certain circumstances set forth in Liberman Broadcasting’s Restated Certificate of Incorporation.
(3)	Holders of such shares of our Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Further, Class B shares will automatically be converted, whether by sale, assignment gift or otherwise, whether voluntarily or involuntarily, to Class A common shares under certain circumstances set forth in Liberman Broadcasting’s Restated Certificate of Incorporation.
(4)	Wisdom Lu was appointed our Chief Financial Officer effective March 24, 2008.
(5)	William S. Keenan resigned as our Chief Financial Officer in January 2007.
(6)	Represents an aggregate of 75.28824 shares of Class A common stock held by OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Principal Opportunities Fund IV AIF (Delaware), L.P. and OCM Opps Broadcasting, LLC (collectively, the “Oaktree Group”). Mr. Karsh has sole voting and dispositive power of the shares held by the Oaktree Group. Mr. Karsh disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(7)	Represents an aggregate of 37.27864 shares of Class A common stock held by Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. (collectively, the “Tinicum Group”). Mr. O’Toole is co-managing member of Tinicum Capital Partners II, L.P. and has sole voting and dispositive power of shares held by the Tinicum Group. Mr. O’Toole disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are not required to have, and do not have, an audit committee. Accordingly, our board of directors reviews and approves all related person transactions. Our board of directors has not adopted written procedures for review of, or standards for approval of, these transactions, but instead reviews such transactions on a case-by-case basis.

Executive Officer and Director Loans

As of December 31, 2007, we had outstanding loans, including accrued interest, aggregating $255,467 and $2,532,628 to Jose and Lenard Liberman, respectively, each of whom is an executive officer and beneficially owns shares of our stock, and $690,000 to Winter Horton, our Corporate Vice President and director. The loans were for the personal use of Jose and Lenard Liberman and Winter Horton.

For Jose Liberman, we made loans of $146,590 and $75,000 on December 20, 2001 and July 29, 2002, respectively. During the year ended December 31, 2007 the largest aggregate amount of principal outstanding of these loans was $221,590. Jose Liberman did not pay us any principal or interest for the year ended December 31, 2007.

For Lenard Liberman, we made loans of $243,095, $32,000 and $1,916,563 on December 20, 2001, June 14, 2002 and July 9, 2002, respectively. During the year ended December 31, 2007 the largest aggregate amount of principal outstanding of these loans was $2,191,658. Lenard Liberman did not pay us any principal or interest for the year ended December 31, 2007.

Each of these loans bears interest at the alternative federal short-term rate published by the Internal Revenue Service for the month in which the advance was made, which rate was 2.48%, 2.91% and 2.84% for December 2001, June 2002 and July 2002, respectively. Each loan matures on the seventh anniversary of the date on which the loan was made.

For Winter Horton, loans of $30,000, $36,000, $349,000 and $275,000 were made to Mr. Horton on November 20, 1998, November 22, 2002, November 29, 2002 and April 8, 2006, respectively. Each of these loans were made prior to Mr. Horton’s election as our director in March 2007. During the year ended December 31, 2007, the largest aggregate principal amount outstanding of these loans was $690,000. Mr. Horton did not repay any principal or interest for the year ended December 31, 2007. The $30,000 loan does not bear interest and does not have a maturity date. Each of the other loans bears interest at 8.0% and the loans made on November 22, 2002, November 29, 2002 and April 8, 2006 mature on December 31, 2009, January 1, 2010 and December 31, 2010, respectively.

L.D.L. Enterprises, Inc.

Lenard Liberman is the sole shareholder of L.D.L. Enterprises, Inc., a mail order business. From time to time, we allow L.D.L. Enterprises to use, free of charge, unsold advertising time on our radio and television stations.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees related to services performed by Ernst & Young LLP in 2007 and 2006 are as follows:

	Year Ended December 31,
	2007	2006
Audit fees	$655,000	$348,000
Audit-related fees	153,000	—
Tax fees	97,000	50,000
All other fees	—	—

Total	$905,000	$398,000

We do not have an audit committee. Our board of directors approves all services performed by Ernst & Young LLP. Fees for audit services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, the issuance of comfort letters, the issuance of consents, and assistance with and review of documents filed with the Securities and Exchange Commission. Tax fees include tax compliance, tax advice and tax planning services.

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

3.	Exhibits

The exhibits filed as part of this annual report are listed in Item 15(b).

(b)	Exhibits.

The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (4)

3.2	Certificate of Ownership of Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.), dated July 9, 2002 (1)

3.3	Amended and Restated Bylaws of LBI Media Holdings, Inc. (4)

4.1	Indenture governing LBI Media Holdings’ 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Indenture, dated as of July 23, 2007, by and among LBI Media, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (5)

4.4	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of LBI Media Holdings, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of LBI Media Holdings, Inc. and its subsidiaries.

10.1	Promissory Note dated December 20, 2001 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.2	Promissory Note dated December 20, 2001 by Jose Liberman in favor of LBI Media, Inc. (1)

10.3	Promissory Note dated June 14, 2002 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.4	Promissory Note dated July 9, 2002 issued by Lenard Liberman in favor of LBI Media, Inc. (1)

10.5	Promissory Note dated July 29, 2002 issued by Jose Liberman in favor of LBI Media, Inc. (1)

10.6	Authorization of Loan dated November 20, 1998 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.)*

10.7	Unsecured Promissory Note dated November 22, 2002 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.)*

10.8	Secured Promissory Note dated November 29, 2002 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.)*

10.9	Secured Promissory Note dated April 8, 2006 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.)*

10.10†%	Employment Agreement, dated as of December 18, 2002, by and between Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.) and Winter Horton, as amended by the Amendment to Employment Agreement dated as of May 17, 2004 (4)

10.11†	Employment Agreement, dated as of February 27, 2008, by and between Liberman Broadcasting, Inc. and Wisdom Lu *

10.12	Amended and Restated Credit Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (3)

10.13	First Amendment and Consent to Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among LBI Media, Inc., the guarantors party thereto, the lenders thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent*

10.14	Second Amendment to Amended and Restated Credit Agreement, dated as of July 23, 2007, by and among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent (5)

10.15	Amended and Restated Term Loan Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (3)

10.16	First Amendment and Consent to Amended and Restated Term Loan Agreement, dated as of March 16, 2007, among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent*

10.17	Investor Rights Agreement, dated as of March 30, 2007, by and among Liberman Broadcasting, Inc. and each of the stockholders of Liberman Broadcasting, Inc. listed on the signature pages thereto (4)

10.18	Amendment No. 1 to Investor Rights Agreement and Waiver, dated as of July 10, 2007, by and among Liberman Broadcasting, Inc., OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Opps Broadcasting, LLC, OCM Principal Opportunities Fund IV AIF (Delaware), L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parrallel Fund, L.P., and the existing shareholders listed on the signature pages thereto (6)

10.19	Asset Purchase Agreement, dated as of November 9, 2007, by and between Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, and R&R Radio Corporation, as seller (6)

10.20	Agreement Relating to Relocation and Purchase of KDES-FM, dated as of November 9, 2007, by and between Liberman Broadcasting of California LLC and Spectrum Scan-Idyllwild, LLC (6)

21.1	Subsidiaries of LBI Media Holdings, Inc.*

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
%	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(2)	Incorporated by reference to LBI Media Holdings’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission October 30, 2003, as amended (File No. 333-110122).
(3)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2006 (File No. 333-110122).
(4)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007 (File No. 333-110122).
(5)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-110122).
(6)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 (File No. 333-110122).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burbank, State of California, on March 31, 2008.

LBI MEDIA HOLDINGS, INC.

/s/ Lenard Liberman
Lenard Liberman
Executive Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose Liberman	Chairman, President and Director	March 31, 2008
Jose Liberman

/s/ Lenard D. Liberman	Executive Vice President, Secretary and	March 31, 2008
Lenard D. Liberman	Director

/s/ Wisdom Lu	Chief Financial Officer	March 31, 2008
Wisdom Lu

/s/ Winter Horton	Corporate Vice President and Director	March 31, 2008
Winter Horton

/s/ William G. Adams	Director	March 31, 2008
William G. Adams

/s/ Bruce A. Karsh	Director	March 31, 2008
Bruce A. Karsh

/s/ Terence M. O’Toole	Director	March 31, 2008
Terence M. O’Toole

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

LBI Media Holdings, Inc.

We have audited the accompanying consolidated balance sheets of LBI Media Holdings, Inc. (the Company, a wholly owned subsidiary of Liberman Broadcasting, Inc.,) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LBI Media Holdings, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, as of January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

/s/ Ernst & Young LLP

Los Angeles, California

March 31, 2008

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,697	$1,501
Accounts receivable (less allowances for doubtful accounts of $2,217 and $1,954, respectively)	17,780	17,496
Current portion of program rights, net	321	578
Amounts due from related parties	14	25
Current portion of notes receivable from related parties	449	—
Current portion of employee advances	81	106
Prepaid expenses and other current assets	1,166	1,395

Total current assets	21,508	21,101

Property and equipment, net	96,990	91,570
Broadcast licenses, net	382,574	357,870
Deferred financing costs, net	9,014	6,665
Notes receivable from related parties, excluding current portion	2,340	2,721
Employee advances, excluding current portion	1,127	1,161
Program rights, excluding current portion	228	536
Other assets	2,775	439

Total assets	$516,556	$482,063

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$3,739	$5,631
Accrued liabilities	3,642	4,917
Accrued interest	8,701	8,506
Deferred compensation	—	8,329
Current portion of long-term debt	1,239	1,057

Total current liabilities	17,321	28,440
Long-term debt, excluding current portion	421,522	412,770
Fair value of interest rate swap	4,194	1,784

Deferred income taxes	49,515	875
Other liabilities	1,603	940

Total liabilities	494,155	444,809

Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares—1,000
Issued and outstanding shares—100	—	—
Additional paid-in capital	63,298	16,865
Retained (deficit) earnings	(40,897)	20,389

Total stockholder’s equity	22,401	37,254

Total liabilities and stockholder’s equity	$516,556	$482,063

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net revenues	$115,667	$107,966	$97,502

Operating expenses:
Program and technical, exclusive of deferred (benefit) compensation of $0, $707 and $(441), respectively, depreciation and amortization, impairment of broadcast licenses and offering costs shown below	23,725	19,348	18,057
Promotional, exclusive of deferred (benefit) compensation, depreciation and amortization, impairment of broadcast licenses and offering costs shown below	3,033	2,914	2,420
Selling, general and administrative, exclusive of deferred (benefit) compensation of $(3,952), $241 and $(1,981), respectively, depreciation and amortization, impairment of broadcast licenses and offering costs shown below	40,078	36,590	30,939
Deferred (benefit) compensation	(3,952)	948	(2,422)
Depreciation and amortization	9,006	7,079	7,164
Impairment of broadcast licenses	8,143	2,844	10,282
Offering costs	—	—	287

Total operating expenses	80,033	69,723	66,727

Operating income	35,634	38,243	30,775
Loss on subordinated note redemption	(8,776)	—	—
Interest expense, net of amounts capitalized	(37,100)	(31,487)	(29,270)
Interest rate swap expense	(2,410)	(1,784)	—
Interest and other income	814	190	158

(Loss) income before provision for income taxes	(11,838)	5,162	1,663
Provision for income taxes	(48,661)	(70)	(162)

Net (loss) income	$(60,499)	$5,092	$1,501

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholder’s Equity
			(dollars in thousands)
Balances at December 31, 2004	100	$—	$22,658	$15,629	$—	$38,287

Net income	—	—	—	1,501	—	1,501
Adjustment to unrealized gain due to sale of investment in marketable securities	—	—	—	—	(1)	(1)
Unrealized gain on investment in marketable securities	—	—	—	—	1	1

Comprehensive income	—	—	—	—	—	1,501
Distributions to stockholders of Parent	—	—	(5,793)	—	—	(5,793)

Balances at December 31, 2005	100	—	16,865	17,130	—	33,995
Net income and comprehensive income	—	—	—	5,092	—	5,092
Distributions to stockholders of Parent	—	—	—	(332)	—	(332)
Distributions to Parent	—	—	—	(1,501)	—	(1,501)

Balances at December 31, 2006	100	—	16,865	20,389	—	37,254
Net loss and comprehensive loss	—	—	—	(60,499)	—	(60,499)
FIN 48 adjustment	—	—	—	(787)	—	(787)
Distributions to Parent	—	—	(1,513)	—	—	(1,513)
Contributions from Parent	—	—	47,946	—	—	47,946

Balances at December 31, 2007	100	$—	$63,298	$(40,897)	$—	$22,401

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Operating activities
Net (loss) income	$(60,499)	$5,092	$1,501
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,006	7,079	7,164
Impairment of broadcast licenses	8,143	2,844	10,282
Accretion on discount notes	6,386	5,738	5,155
Amortization of discount on subordinated notes	105	—	—
Amortization of deferred financing costs	1,260	1,091	994
Write off of deferred financing costs	1,182	—	—
Amortization of program rights	565	781	912
Provision for doubtful accounts	1,376	1,330	959
Deferred (benefit) compensation	(3,952)	948	(2,422)
Interest rate swap expense	2,410	1,784	—
Offering costs	—	—	287
Gain on sale of investments and other, net	—	—	(10)
Changes in operating assets and liabilities:
Accounts receivable	(1,660)	(2,800)	(2,648)
Deferred compensation payments	(4,377)	(1,627)	—
Program rights	—	13	(325)
Amounts due from related parties	11	221	460
Prepaid expenses and other current assets	198	(33)	(49)
Employee advances	59	—	(353)
Accounts payable	205	(638)	1,220
Accrued liabilities	(1,276)	2,810	(234)
Accrued interest	195	537	105
Deferred income taxes	48,640	9	100
Other assets and liabilities	(878)	243	157

Net cash provided by operating activities	7,099	25,422	23,255

Investing activities
Purchase of property and equipment	(13,702)	(16,582)	(9,427)
Acquisition of television and radio station property and equipment	(2,100)	(10,174)	—
Acquisition of broadcast licenses (including amounts deposited into escrow)	(33,320)	(81,916)	(9)
Acquisition of other television and radio station assets, net (including pre-acquisition costs)	(862)	(945)	—
Acquisition of Spanish Media Rep Team, Inc.	—	—	(4,076)
Loans made	(304)	—	—
Other, net	—	—	54

Net cash used in investing activities	(50,288)	(109,617)	(13,458)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings	279,225	222,500	5,100
Payments of deferred financing costs	(4,791)	(1,943)	(274)
Payments on long-term debt and bank borrowings	(276,782)	(133,725)	(18,568)
Payments of amounts due to related parties	—	(1,800)	—
Distributions to stockholders of Parent	—	(332)	—
Contributions from Parent	47,946	—	—
Distributions to Parent	(2,213)	(801)	—

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net cash provided by (used in) financing activities	43,385	83,899	(13,742)

Net increase (decrease) in cash and cash equivalents	196	(296)	(3,945)
Cash and cash equivalents at beginning of year	1,501	1,797	5,742

Cash and cash equivalents at end of year	$1,697	$1,501	$1,797

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable:
Purchase of property and equipment	$(1,172)	$(2,620)	$—
Acquisition of broadcast licenses	(52)	(250)	—
Distributions to Parent	—	(700)	—
Cash paid for interest (net of amounts capitalized)	29,075	24,050	22,950
Cash paid for income taxes	41	40	25

Supplemental non-cash investing activities
The following sets forth the changes in assets and liabilities resulting from the SMRT acquisition in 2005
Employee advances	$—	$—	$70
Property and equipment, net	—	—	3
Other assets	—	—	10
Amounts due to related parties	—	—	(1,800)
Distributions to stockholders	—	—	5,793

	$—	$—	$4,076

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California, Texas and Utah. In addition, the Company owns television production facilities that are used to produce programming for Company-owned television stations. Portions of these facilities are also occasionally rented to independent third parties. The Company sells commercial airtime on its radio and television stations to local, regional and national advertisers. In addition, the Company has entered into time brokerage agreements with third parties for three of its radio stations.

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM, KEBN-FM and KRQB-FM radio stations service the greater Los Angeles, California market (including Riverside/San Bernardino), its KQUE-AM, KJOJ-AM, KSEV-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM, KTNE-FM (formerly KIOX-FM) and KXGJ-FM radio stations service the Houston, Texas market and its KNOR-FM, KZMP-AM, KTCY-FM, KZZA-FM, KZMP-FM and KBOC-FM radio stations service the Dallas-Fort Worth, Texas market.

The Company’s television stations, KRCA, KZJL, KMPX, and KPNZ service the Los Angeles, California, Houston, Texas, Dallas-Fort Worth, Texas and Salt Lake City, Utah markets, respectively. Also, the Company’s television station, KSDX, services the San Diego, California market. In October 2007, wildfires, which affected several parts of Southern California, burned down KSDX’s broadcasting facility. In the fourth quarter of 2007, the Company rebuilt this broadcasting facility and resumed service to the San Diego market in January 2008.

The Company’s television studio facilities in Burbank, California, Houston, Texas, and Dallas, Texas, are owned and operated by its wholly owned subsidiaries, Empire Burbank Studios LLC (“Empire”), Liberman Television of Houston LLC and Liberman Television of Dallas LLC, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of LBI Media Holdings and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accounts of the Parent, including certain indebtedness that was fully repaid in March 2007 (see Note 4), are not included in the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less and investments in money market accounts to be cash equivalents.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash and equivalents, accounts receivable, accounts payable and accrued expenses, and other similar items) approximate fair value due to the short-term nature of such instruments. The estimated fair value of LBI Media’s 2007 Senior Subordinated Notes (see Note 4), based on quoted market prices, was approximately $220.2 million at December 31, 2007 (carrying value of $225.1 million). The estimated fair value of LBI Media Holdings’ Senior Discount Notes (see Note 4) was approximately $62.3 million and $58.8 million at December 31, 2007 and 2006, respectively (carrying values of $62.9 million and $56.5 million, respectively). The Company’s other long-term debt has variable interest rates or rates that the Company believes approximate current market rates and, accordingly, the carrying value is a reasonable estimate of its fair value.

Short-Term Investments

During the year ended December 31, 2005, the Company held investments in marketable equity securities which were classified by management as available for sale. Securities classified as available for sale were carried at fair value, which was based on quoted market prices. Unrealized holding gains and losses were excluded from net (loss) income and were recorded as accumulated other comprehensive (loss) income. The Company used the specific identification method of determining the cost of securities sold.

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

As a result of the October 2007 Southern California wildfires, which burned down the Company’s television station, KSDX, in San Diego, California, the carrying value of all assets associated with this broadcasting facility were written off (approximately $552,000). As such, the write off of these assets (net of insurance proceeds of approximately $302,000) is included in depreciation and amortization expense in the accompanying consolidated statements of operations. For the year ended December 31, 2007, the Company incurred approximately $321,000 in costs related to the redevelopment of this facility, which is included in property and equipment in the accompanying consolidated balance sheets. The Company resumed service for KSDX in January 2008.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2005, the Company revised the useful life of one of its broadcast towers that was scheduled for replacement. The Company determined that the asset was impaired and recorded an impairment write-down of approximately $865,000 in 2005. Such write-down is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Excluding impairment charges and the write-off of assets related to the KSDX broadcast facility (described above), depreciation and amortization expense was approximately $8,704,000, $6,940,000 and $6,300,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

Interest cost is capitalized on individually significant projects during construction and approximated $578,000, $515,000 and $0 during the years ended December 31, 2007, 2006 and 2005, respectively.

Broadcast Licenses

The Company’s broadcast licenses are intangible assets with indefinite lives and are reviewed for impairment during the third quarter of each fiscal year, with additional evaluations performed if potential impairment indicators are noted. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.7 million at December 31, 2007 and 2006.

If indicators of impairment are identified and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded. The Company completed its annual impairment review of its broadcast licenses in the third quarters of 2007, 2006 and 2005 and conducted an additional review of the fair value of some of its broadcast licenses in the fourth quarter of 2007 and the second quarter of 2006. The fair value of the Company’s broadcast licenses is determined by assuming that entry into the particular market took place as of the valuation date and considering the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. The Company adjusted the projected total advertising revenues in those markets, which was partially due to greater competition for revenues from non-traditional media, and determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market without taking into consideration the Company’s format or management capabilities. As a result, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of the Company’s broadcast licenses. The following table sets forth the non-cash impairment write-downs recorded by the Company for the years 2007, 2006 and 2005:

Three months ended	Amount
(in millions)
March 31, 2005	$—
June 30, 2005	5.2
September 30, 2005	5.1
December 31, 2005	—
March 31, 2006	—
June 30, 2006	1.6
September 30, 2006	1.2
December 31, 2006	—
March 31, 2007	—
June 30, 2007	—
September 30, 2007	3.0
December 31, 2007	5.1

Barter Transactions

Included in the accompanying consolidated statements of operations are non-monetary transactions arising from the trading of advertising time for merchandise and services. Barter revenues and expenses are recorded at the fair market value of the goods or services received when the commercial is broadcast. The Company recognizes barter revenues when the commercial is broadcast. Barter expenses are recorded at the same time as barter revenue, which approximates the date the expenses were incurred. Barter revenue and expense, net, totaled $1.1 million, $1.1 million, and $1.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

Financing costs are amortized using the effective interest rate method over the terms of the related credit facilities. Amortization of such costs is included in interest expense in the consolidated statements of operations.

In August 2007, LBI Media redeemed its 2002 Senior Subordinated Notes (see Note 4) and wrote off approximately $1.2 million in unamortized deferred financing costs, which is included in interest expense in the accompanying consolidated statements of operations.

Revenue Recognition

Broadcasting revenues from local and national commercial advertising are recognized when the advertisements are broadcast. Revenues from renting airtime are recognized when such time is made available to the customer.

Income Taxes

Third party investors purchased shares of the Parent’s Class A common stock on March 30, 2007. As a result, the Parent no longer qualifies as an “S Corporation.” Because LBI Media Holdings was deemed for tax purposes to be part of the Parent, LBI Media Holdings is no longer a “qualified Subchapter S subsidiary.” Therefore, the Company will be filing income tax returns as a C Corporation. Accordingly, commencing March 31, 2007, the Company’s taxable income is subject to a combined federal and state income tax rate of approximately 39% for periods after March 30, 2007.

As a result of the loss of S Corporation status, the Company has recorded a one-time non-cash charge of $46.8 million to adjust its deferred tax accounts. This charge is included in provision for income taxes for the year ended December 31, 2007 in the accompanying consolidated statements of operations. Deferred income taxes are computed by multiplying the enacted tax rate by the temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Accordingly, as a result of the loss of S Corporation status, deferred taxes have become substantially more material than in prior periods.

Prior to March 31, 2007 the Company was a “qualified Subchapter S subsidiary” for federal and California income tax purposes. As such, the Company was deemed to be part of its Parent, an “S Corporation,” for tax purposes, and the taxable income or loss of the Company arising prior to that date is required to be reported by the stockholders of the Parent on their respective federal and state income tax returns. California assesses a 1.5% tax on all “S Corporations” subject to certain minimum taxes. Texas does not recognize Subchapter S status and, prior to January 1, 2007, assessed a tax on individual legal entities in an amount equal to the greater of either (i) 4.5% of earned surplus or (ii) 0.25% of taxable capital. In May 2006, the State of Texas enacted a new business tax that is imposed on the Company’s Texas gross margin to replace the State’s prior tax regime described above. The new legislation’s effective date is January 1, 2008, which means that the Company’s first Texas Margins Tax (“TMT”) return will not become due until May 15, 2008, and will be based on the Company’s 2007 operations. The TMT is approximately 0.7% of the gross margin apportioned to Texas. Additionally, as a result of certain acquisitions in the state of Utah at the end of 2007, the Company will be subject to Utah state taxes subsequent to the acquisition date. Utah state taxes are approximately 5% of net income, as defined and as apportioned to Utah.

The Company may be audited by the Internal Revenue service and various state tax authorities. Disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company periodically evaluates its exposures associated with tax filing positions and, while it believes its positions comply with applicable laws, may record liabilities based upon estimates of the ultimate outcome of these matters and the guidance provided by the Financial Accounting Standards Board (“FASB”) in SFAS No. 109 Accounting for Income Taxes and Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

Advertising Costs

Advertising costs are expensed as incurred. The consolidated statements of operations include advertising costs (included in promotional expenses) of approximately $0 million, $0.5 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive (Loss) Income

For the years ended December 31, 2007, 2006 and 2005, comprehensive (loss) income amounted to ($60.5) million, $5.1 million, and $1.5 million, respectively. Accumulated other comprehensive (loss) income in the accompanying consolidated statements of stockholder’s equity is comprised of changes in unrealized gains/losses on investments in marketable securities.

Derivative Instruments

Since November 2006, the Company has utilized a derivative instrument to hedge its exposure to interest rate risks. The Company records derivative instruments on the balance sheet as either assets or liabilities that are measured at their fair value under the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met, in which case, changes in fair value are deferred to accumulated other comprehensive income and reclassified into earnings when the underlying transaction affects earnings. The interest rate swap effective at December 31, 2007 did not meet the requirements for hedge accounting treatment at its inception and, accordingly, changes in its fair value are included in current period earnings as interest rate swap income or expense in the consolidated statement of operations.

Offering Costs

In February 2004, Liberman Broadcasting filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission for the proposed initial public offering of its Class A Common Stock (the “Offering”).

Because the Company advanced the funds used by Liberman Broadcasting, Inc. to pay the offering costs and a portion of the Offering proceeds were to be used to repay borrowings under LBI Media’s senior credit facilities, the offering costs have been charged to the Company. Such costs, which aggregated $0.3 million during the year ended 2005, are included in offering costs in the accompanying consolidated statements of operations as the Offering had been postponed due to market conditions.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 is effective beginning in the first quarter of 2008. In February 2008, the FASB deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating what impact, if any, the adoption of SFAS 157 will have on the Company’s financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to measure eligible financial instruments, commitments, and certain other arrangements at fair valued at specified election dates with changes in fair value recognized in earnings at each subsequent reporting period. SFAS 159 is effective beginning in the first quarter of 2008. The Company is

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currently evaluating what impact, if any, the adoption of SFAS 159 will have on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141R (“SFAS 141R”), “Business Combinations”, which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141R is effective beginning January 1, 2009. The Company is currently evaluating what impact, if any, the adoption of SFAS 141R will have on the Company’s financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements”, which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 160 is effective beginning January 1, 2009. The Company is currently evaluating what impact, if any, the adoption of SFAS 160 will have on the Company’s financial position, results of operations and cash flows.

2. Acquisitions

On November 30, 2007, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, as buyers, consummated the acquisition of selected assets of television station KPNZ-TV, Ogden, Utah, that is owned and operated by Utah Communications, LLC, as seller, pursuant to that certain asset purchase agreement, entered into on May 15, 2007. The aggregate purchase price was approximately $10.5 million, including acquisition costs of approximately $0.5 million, and was paid in cash primarily through borrowings under the 2006 Revolver. The assets that were acquired include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the television station, (ii) broadcast and other television studio equipment used to operate the television station, and (iii) other related assets. The Company allocated the purchase price as follows:

(in thousands)
Broadcast licenses	$7,979
Property and equipment	1,765
Other assets	779

$10,523

On November 9, 2007, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, entered into an asset purchase agreement with R&R Radio Corporation, as seller, pursuant to which the buyers have agreed to acquire the selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. The acquisition is expected to close in 2008. During the year ended December 31, 2007, the Company incurred approximately $0.6 million in acquisition costs related to this proposed acquisition. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) transmitter and other broadcast equipment used to operate the station. The Company intends to change the location of KDES-FM from Palm Springs, California to Redlands, California.

On September 21, 2007, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, consummated the acquisition of the selected assets of radio station KWIE-FM (currently known as KRQB-FM), 96.1 FM, licensed to San Jacinto, California, from KWIE, LLC, KWIE Licensing LLC and Magic Broadcasting, Inc. pursuant to an asset purchase agreement dated as of July 16, 2007. The aggregate purchase price was approximately $25.2 million, including acquisition costs of approximately $0.2 million, and was paid in cash primarily through borrowings under the 2006 Revolver. The assets that were acquired include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the radio station and (ii) broadcast and other studio equipment used to operate the radio station. The Company allocated the purchase price as follows:

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
Broadcast licenses	$24,830
Property and equipment	335

$25,165

On November 2, 2006, the Company completed its acquisition of the selected assets of five radio stations: KTCY-FM, licensed to Azle, TX, KZZA-FM, licensed to Muenster, TX, KZMP-FM, licensed to Pilot Point, TX, KZMP-AM, licensed to University Park, TX, and KBOC-FM, licensed to Bridgeport, TX, pursuant to an asset purchase agreement dated as of August 2, 2006, as amended. The aggregate purchase price was approximately $93.3 million, including acquisition costs of approximately $0.8 million, and was paid in cash primarily through borrowings under the 2006 Revolver. The Company has changed the format and customer base of most of the acquired stations. The Company allocated the purchase price as follows:

(in thousands)
Broadcast licenses	$82,216
Property and equipment	10,174
Intangible assets and other, net	945

$93,335

As further described in Note 6, in April 2005, an indirect, wholly owned subsidiary of LBI Media Holdings, Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc., a California corporation, “LBI”) acquired its national sales representative, Spanish Media Rep Team, or SMRT, for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into LBI. LBI paid approximately $3.3 million in cash and issued notes payable totaling $1.8 million to the stockholders of SMRT. The notes payable bore interest at the rate of 3.35% and were due and repaid proximate to closing. The stockholders of SMRT were the same beneficial stockholders of the Parent. The following sets forth the changes in assets and liabilities resulting from the SMRT acquisition in 2005:

(in thousands)
Employee advances	$70
Property and equipment, net	3
Other assets	10
Amounts due to related parties	(1,800)
Distributions to stockholders	5,793

$4,076

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006
	(in thousands)
Land	$15,677	$15,677
Buildings and building improvements	31,130	30,427
Antennae, towers and transmitting equipment	58,453	50,466
Studio and production equipment	22,690	18,886
Record and tape libraries	1,099	1,038
Computer equipment and software	3,243	2,807
Office furnishings and equipment	2,994	2,943
Automobiles	1,859	1,434
Leasehold improvements	40	38

Total	137,185	123,716
Less accumulated depreciation	(40,195)	(32,146)

Total property and equipment	$96,990	$91,570

4. Long-Term Debt

Long-term debt consists of the following (excluding the debt of the Parent—see discussion below):

	December 31,
	2007	2006
	(in thousands)
2006 Revolver due 2012	$24,500	$96,000
2006 Term Loan due 2012	108,075	109,000
Senior Subordinated Notes due 2012	—	150,000
Senior Subordinated Notes due 2017	225,106	—
Senior Discount Notes due 2013	62,885	56,500
2004 Empire Note	2,195	2,327

	422,761	413,827
Less current portion	(1,239)	(1,057)

	$421,522	$412,770

LBI Media’s 2006 Revolver and 2006 Term Loan

On May 8, 2006, LBI Media refinanced the 2004 Revolver (defined below) with a $110.0 million senior term loan credit facility (as amended by the term loan commitment increase in January 2008, the “2006 Term Loan”) and a $150.0 million senior revolving credit facility (the “2006 Revolver”, and together with the 2006 Term Loan, the “2006 Senior Credit Facilities”). The 2006 Revolver includes a $5.0 million swing line subfacility and allows for letters of credit up to the lesser of $5.0 million and the available remaining revolving commitment amount. As described more fully in Note 13, on January 23, 2008, LBI Media increased its senior term loan facility by $10.0 million. LBI Media has the option to request its existing or new lenders under the 2006 Term Loan and under the 2006 Revolver to increase the aggregate amount of the 2006 Senior Credit Facilities, by an additional $40.0 million; however, its existing and new lenders are not obligated to do so. The increases under the 2006 Senior Credit Facilities, taken together, cannot exceed $50.0 million in the aggregate (including the $10.0 million increase on January 23, 2008).

LBI Media must pay 0.25% of the principal amount of the 2006 Term Loan each quarter ($275,000 or $1.1 million annually for the years ended December 31, 2007 and 2006) plus 0.25% of amounts borrowed in connection with the term loan increase, and 0.25% of any additional principal amount incurred in the future under the 2006 Term Loan. There are no scheduled reductions of commitments under the 2006 Revolver.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for the $10.0 million increase in the Term Loan that occurred on January 23, 2008 will be 0.75% for base rate loans and 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Revolver and 2006 Term Loan bore interest at rates between 6.35% and 6.75%, including the applicable margin, at December 31, 2007.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. At December 31, 2007, LBI Media was in compliance with all such covenants.

LBI Media pays quarterly commitment fees on the unused portion of the 2006 Revolver based on its utilization rate of the total borrowing capacity. Under certain circumstances, if LBI Media borrows less than 50% of the revolving credit commitment, it must pay a quarterly commitment fee of 0.50% times the unused portion. If LBI Media borrows 50% or more of the total revolving credit commitment, it must pay a quarterly commitment fee of 0.25% times the unused portion.

In connection with the issuance of the 2006 Senior Credit Facilities, LBI Media entered into an interest rate swap agreement with a notional principal amount of $80.0 million for three years and $60.0 million for the following two years. LBI Media will receive interest at a fixed rate of 5.56% and pay interest at the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin specified in the agreements governing the 2006 Senior Credit Facilities. As this swap agreement did not meet the requirements for hedge accounting at its inception, changes in its fair value are recorded into earnings each period, with an offsetting asset or liability reflecting the fair value of the interest rate swap, related to the difference between the fixed rate and the floating rate of interest on the swap, recorded in the accompanying consolidated balance sheets. Accordingly, during the years ended December 31, 2007 and 2006, the Company recognized interest rate swap expense of $2.4 million and $1.8 million, respectively, in its consolidated statements of operations and, at December 31, 2007 and 2006, the Company recorded a long-term liability of $4.2 million and $1.8 million, respectively, in its consolidated balance sheets.

LBI Media’s 2004 Revolver

In June 2004, LBI Media amended and restated its then existing senior revolving credit facility (as amended and restated, the “2004 Revolver”). The 2004 Revolver was repaid and terminated in May 2006 in connection with the entering into of the 2006 Senior Credit Facilities. The 2004 Revolver included an initial $175.0 million revolving loan and a $5.0 million swing line sub-facility. The borrowing capacity under the 2004 Revolver was subsequently increased to $220.0 million. There were no scheduled reductions of commitments under the 2004 Revolver.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

LBI Media redeemed all of the outstanding 2002 Senior Subordinated Notes on August 22, 2007 (the “Redemption Date”) at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to the Redemption Date (the “Redemption”). The Redemption resulted in a loss in the third quarter of 2007 of approximately $8.8 million (including the write off of $1.2 million in unamortized deferred financing costs).

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

The indenture governing the 2007 Senior Subordinated Notes limits, among other things, LBI Media’s ability to borrow under the 2006 Senior Credit Facilities and pay dividends. LBI Media could borrow up to an aggregate of $260.0 million under the 2006 Senior Credit Facilities (subject to certain reductions under certain circumstances) without having to comply with specified leverage ratios contained in the indenture, but any amount over $260.0 million (subject to certain reductions under certain circumstances) would be subject to LBI Media’s compliance with a specified leverage ratio (as defined in the indenture governing the 2007 Senior Subordinated Notes).

The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below) earlier than one year prior to the stated maturity of the Senior Discount Notes unless such indebtedness is (i) unsecured, and (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. At December 31, 2007, LBI Media was in compliance with all such covenants.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Discount Notes

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of Senior Discount Notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008 and instead the value of the notes will be increased each period until it equals $68.4 million on October 15, 2008; such accretion (approximately $6.4 million, $5.7 million and $5.2 million for the years ended December 31, 2007, 2006 and 2005, respectively) is recorded as additional interest expense by LBI Media Holdings. Thereafter, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election, and cash interest will begin to accrue at a rate of 11% per year from the date LBI Media Holdings makes such election. The Senior Discount Notes may be redeemed by LBI Media Holdings at any time on or after October 15, 2008 at redemption prices specified in the indenture governing the Senior Discount Notes, plus accrued and unpaid interest. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limits LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of December 31, 2007, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the 2007 Senior Subordinated Notes.

LBI Media’s 2004 Empire Note

In July 2004, Empire issued an installment note for approximately $2.6 million (the “2004 Empire Note”). The 2004 Empire Note bears interest at the rate of 5.52% per annum and is payable in monthly principal and interest payments of $21,411 through maturity in July 2019. The borrowings under the 2004 Empire Note are secured primarily by all of Empire’s real property.

Scheduled Debt Repayments

As of December 31, 2007, the Company’s long-term debt had scheduled repayments for each of the next five years as follows

(in thousands)
2008	$1,239
2009	1,247
2010	1,255
2011	1,264
2012	128,349
Thereafter	289,407

$422,761

The above table does not include projected interest payments the Company may ultimately pay. Prior to the termination and payoff of the debt of the Parent (including redemption of the warrants) on March 30, 2007, interest payments and scheduled repayments relating to the debt of the Parent (including redemption of the warrants) were not included in the Company’s financial statements pursuant to SEC guidelines. The debt of the Parent, which was repaid in full on March 30, 2007, is described in more detail below.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the Parent Subordinated Notes and $16.4 million to the warrants. The Parent Subordinated Notes bore interest at 9% per year and interest was not payable until maturity.

On March 30, 2007, third party investors purchased shares of the Parent’s Class A common stock from the Parent and the stockholders of the Parent. A portion of the net proceeds received by the Parent were used to repay in full the Parent Subordinated Notes and to redeem all of the related warrants to purchase shares of LBI Holdings I’s (predecessor in interest to the Parent) common stock.

The Parent Subordinated Notes were to be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $0.3 million, $1.0 million and $0.9 million for the years ended December 31, 2007, 2006 and 2005, respectively) was recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants were stated at fair value each reporting period with subsequent changes in fair value being recorded as interest expense.

Interest Paid and Capitalized

The total amount of interest paid (net of amounts capitalized) was approximately $29.1 million, $24.1 million and $23.0, for the years ended December 31, 2007, 2006, and 2005, respectively. Interest is capitalized on individually significant construction projects during the construction period. The amount of interest capitalized was approximately $0.6 and $0.5 million for the years ended December 31, 2007 and 2006, respectively. No interest was capitalized in 2005.

5. Commitments and Contingencies

Leases

The Company leases the land, tower and/or studio space for certain stations under noncancelable operating leases that expire at various times through 2025, with some having renewal options, generally for one to five years. Rental expenses under these agreements totaled approximately $2.0 million, $1.9 million and $1.6 million during the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases, consist of the following at December 31, 2007:

(in thousands)
2008	$1,997
2009	1,841
2010	1,635
2011	1,526
2012	1,160
Thereafter	7,922

$16,081

Deferred Compensation

One of LBI Media Holdings’s indirect, wholly owned subsidiaries and the Parent have entered into employment agreements with certain employees. Services required under the employment agreements are rendered to the Company. Accordingly, the Company has reflected amounts due under the employment agreements in its financial statements. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” (as defined in the applicable employment agreement) of the Parent over certain base amounts (“Incentive Compensation”). There are two components of Incentive Compensation: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures. The time vesting component is accounted for over the vesting periods specified in the employment agreements. Performance based amounts are accounted for at the time it is considered probable that the performance measures will be attained. Any Incentive Compensation amounts due are required to be paid within thirty days after the date the “net value” of the Parent is determined.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The employment agreements contain provisions, however, that allow for limited accelerated vesting in the event of a change in control of the Parent (as defined in the applicable employment agreement). Unless there is a change in control of the Parent (as defined in the applicable employment agreement), the “net value” (as defined in the applicable employment agreement) of the Parent was determined as of December 31, 2005 and December 31, 2006 and will be determined as of December 31, 2009 (depending upon the particular employment agreement).

Until the “net value” of the Parent has been determined by appraisal as of each valuation date, the Company evaluates and estimates the deferred compensation liability under these employment agreements. As a part of the calculation of this Incentive Compensation, the Company uses the income and market valuation approaches to estimate the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Each employee negotiated the base amount at the time the employment agreement was entered into. The estimated vested and unpaid amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense (benefit) is shown as deferred compensation in the consolidated statements of operations; and related cash payments are shown as deferred compensation payments in the accompanying consolidated statements of cash flows.

At December 31, 2007 and 2006, the Company estimated that certain employees had vested in approximately $0 million and $8.3 million, respectively, of Incentive Compensation. In the fourth quarter of 2006 and the first and third quarters of 2007, the Company satisfied its obligations under an employment agreement that had a December 31, 2005 “net value” determination date and two employment agreements that had December 31, 2006 “net value” determination dates with aggregate cash payments of approximately $6.0 million. The amount credited to operating expenses related to those agreements, net of payments, was $4.0 million for the year ended December 31, 2007 because the amounts ultimately paid to the employees was less than the amount accrued on December 31, 2006. The Company also has an employment agreement with a “net value” determination date of December 31, 2009.

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

While LBI Sub denies the allegations in both lawsuits, it has agreed to the proposed settlement of both actions to avoid significant legal fees, other expenses and management time that would have to be devoted to the two litigation matters. The preliminary settlement, which was subject to final documentation and court approval, provided for a maximum settlement payment of $825,000 (including attorneys’ fees and costs and administrative fees). As a result, the Company recorded a total litigation reserve of $825,000 during the first three quarters of 2007.

The final settlement amount that was approved by the court in January 2008 provided for a settlement payment of approximately $469,000 (including attorneys’ fees and costs and administrative fees), which is included

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in selling, general and administrative costs in the accompanying consolidated statements of operations. Accordingly, in the fourth quarter of 2007, the Company reduced the accrual to its litigation reserve by approximately $356,000. In consideration of the settlement payment, the plaintiffs in both cases agreed to dismiss the two class actions with prejudice and to release all known and unknown claims arising out of or relating to such claims. Because the settlement has received court approval, the settlement has become effective and binding on the parties.

The Company is a party to an ongoing dispute with Broadcast Music, Inc. (“BMI”) and the American Society of Composers, Authors and Publishers (“ASCAP”) related to royalties due to BMI and ASCAP in the amount of approximately $1.3 million. As of December 31, 2007, the Company has reserved approximately $0.4 million related to this dispute. On March 24, 2008, the Company submitted a formal offer to settle all amounts due related to all disputed matters with BMI and ASCAP totaling approximately $0.3 million. It is the Company’s position that the remaining portion of the total disputed amounts is attributable primarily to billings related to the Company’s time-brokered and simulcast stations, as well as other differences, for which the Company was improperly billed. Neither BMI nor ASCAP have accepted or rejected the Company’s offer as of March 31, 2008.

The Company is subject to pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

6. Related Party Transactions

In April 2005, the Company’s national sales representative, Spanish Media Rep Team, Inc. (“SMRT”) merged with and into LBI Sub. LBI Sub paid $3.3 million in cash and issued notes payable totaling $1.8 million to the stockholders of the Parent in exchange for the common stock of SMRT (representing a total purchase price of $5.1 million). The notes payable bore interest at the rate of 3.35% and were due and repaid on April 28, 2006. As the merger constituted a transaction between entities under common control, it is required to be accounted for at historical cost. The prior periods were not restated to give effect to the consolidation of SMRT. SMRT had a net book deficit of approximately $0.7 million at the date of the merger. Such amount, plus the $5.1 million purchase price, was recorded as a distribution to the stockholders of the Parent in the accompanying financial statements.

The Company was charged approximately $0.5 million from SMRT during the year ended December 31, 2005. Such amounts, which the Company believes represented market rates, are included in selling expenses in the accompanying consolidated statements of operations.

The Company had approximately $2.8 million and $2.7 million due from stockholders of the Parent and from affiliated companies at December 31, 2007 and 2006, respectively. The Company loaned approximately $1.9 million to a stockholder of the Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company made loans and advances to certain religious and charitable organizations totaling approximately $0.4 million, including accrued interest through the year ended December 31, 2006. In 2006, the stockholders of the Parent determined that the Company would not collect on these loans and advances. As a result, $0.4 million, was charged as a charitable contribution, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2006.

The Company also had approximately $690,000 due from one if its executive officers and directors at December 31, 2007 and 2006, respectively, which is included in employee advances, excluding current portion, in the accompanying consolidated balance sheets. The Company loaned approximately $690,000 in various transactions in 1998, 2002 and 2006. Except for $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2010.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (LDL), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations.

7. Defined Contribution Plan

In 1999, the Company established a 401(k) defined contribution plan (the Plan), which covers all eligible employees (as defined in the Plan). Participants are allowed to make nonforfeitable contributions of up to 60% of their annual salary, including commissions, up to the maximum IRS allowable amount. The Company is allowed to contribute a discretionary amount to the Plan. For the years ended December 31, 2007, 2006 and 2005, the Company made no discretionary contributions to the Plan.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations. Management uses operating income before deferred (benefit) compensation, depreciation and amortization, impairment of broadcast licenses, and offering costs as its measure of profitability for purposes of assessing performance and allocating resources.

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Net revenues:
Radio operations	$61,239	$51,394	$49,882
Television operations	54,428	56,572	47,620

Consolidated net revenues	$115,667	$107,966	$97,502

Operating expenses, excluding deferred (benefit) compensation, depreciation and amortization, impairment of broadcast licenses, and offering costs:
Radio operations	$30,766	$24,494	$22,037
Television operations	36,070	34,358	29,379

Consolidated operating expenses, excluding deferred (benefit) compensation, depreciation and amortization, impairment of broadcast licenses, and offering costs	$66,836	$58,852	$51,416

Operating income before deferred (benefit) compensation, depreciation and amortization, impairment of broadcast licenses, and equipment and offering costs:
Radio operations	$30,473	$26,899	$27,845
Television operations	18,358	22,215	18,241

Consolidated operating income before deferred (benefit) compensation, depreciation and amortization, impairment of broadcast licenses, and offering costs	$48,831	$49,114	$48,086

Deferred (benefit) compensation:
Radio operations	(3,952)	948	(2,422)
Television operations	—	—	—

Consolidated deferred (benefit) compensation	$(3,952)	$948	$(2,422)

Depreciation and amortization expense:
Radio operations	$4,057	$2,862	$3,388
Television operations	4,949	4,217	3,776

Consolidated depreciation and amortization expense	$9,006	$7,079	$7,164

Impairment of broadcast licenses:
Radio operations	$8,143	$1,244	$1,847
Television operations	—	1,600	8,435

Consolidated impairment of broadcast licenses	$8,143	$2,844	$10,282

Offering costs:
Radio operations	$—	$—	$145
Television operations	—	—	142

Consolidated offering costs	$—	$—	$287

Operating income:
Radio operations	$22,225	$21,845	$24,887
Television operations	13,409	16,398	5,888

Consolidated operating income	$35,634	$38,243	$30,775

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Total assets:
Radio operations	$318,554	$295,338	$201,183
Television operations	172,542	162,803	165,848
Corporate	25,460	23,922	11,254

Consolidated total assets	$516,556	$482,063	$378,285

Reconciliation of operating income before deferred (benefit) compensation, depreciation and amortization, impairment of broadcast licenses, and offering costs to (loss) income before income taxes:
Operating income before deferred (benefit) compensation, depreciation and amortization, impairment of broadcast licenses, and offering costs	$48,831	$49,114	$46,086
Deferred benefit (compensation)	3,952	(948)	2,422
Depreciation and amortization	(9,006)	(7,079)	(7,164)
Impairment of broadcast licenses	(8,143)	(2,844)	(10,282)
Offering costs	—	—	(287)
Interest expense	(37,100)	(31,487)	(29,270)
Interest rate swap expense	(2,410)	(1,784)	—
Loss on subordinated note redemption	(8,776)	—	—
Interest and other income	814	190	158

(Loss) income before income taxes	$(11,838)	$5,162	$1,663

9. Income Taxes

As described in Note 12, third party investors purchased shares of the Parent’s Class A common stock from the Parent and the stockholders of the Parent on March 30, 2007. As a result, the Parent no longer qualifies as an “S corporation.” Because LBI Media Holdings was deemed for income tax purposes to be part of the Parent, LBI Media Holdings is no longer a “qualified subchapter S subsidiary.” Therefore, the Company will be filing income tax returns as a C Corporation. Accordingly, the Company’s taxable income is subject to a combined federal and state income tax rate of approximately 39% for periods after March 30, 2007.

Commencing March 31, 2007, the Company is included with its Parent in the filing of a consolidated federal income tax return and various state income tax returns. With regard to the consolidated filings, the members of the consolidated group presently intend to allocate tax expenses among the members, as if they were not included in the consolidated return (i.e., “stand alone” basis), to the entity responsible for generating the corresponding tax liability. Accordingly, the amount of federal and state income taxes currently payable will be calculated and paid on a “stand alone” basis. Therefore, the Company will remit to its Parent only those taxes that would be due if the Parent were the taxing authority (e.g. Internal Revenue Service). Any deferred income taxes will be accounted for on the financial statements of the Company.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. As a result of the loss of S corporation status, the Company recorded a one-time non-cash charge of $46.8 million to adjust its deferred tax accounts. The charge is included in the provision for income taxes in the accompanying consolidated statements of operations. The Company’s deferred tax liabilities as of December 31, 2007 and December 31, 2006 were approximately $49.5 million and $0.9 million, respectively, and result primarily from book and tax basis differences of the Company’s indefinite-lived intangible assets that, for tax purposes, are amortized over fifteen years.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31 of each respective year, the provision for income taxes consisted of the following:

	As of December 31,
	2007	2006	2005
	(in thousands)
Current federal	$—	$—	$—
Current state	21	(142)	36

Total current income taxes	21	(142)	36

Deferred federal	42,570
Deferred state	6,070	212	126

Total deferred income taxes	48,640	212	126

Total income tax expense	$48,661	$70	$162

The following is a reconciliation of total income tax expense to income taxes computed by applying the statutory federal income tax rate of 35% to income (loss) before income tax expense for the year ended December 31, 2007. No reconciliation is provided for the years ended December 31, 2006 and 2005, respectively, as the Company was an S Corporation and not subject to federal taxes at the entity level.

Year Ended December 31, 2007
(in thousands)
Income tax benefit computed at the federal statutory rate	$(4,143)
Federal deferred taxes upon conversion to a C corporation	41,136
Valuation allowance for amortization of intangible assets	3,688
Post S corporation valuation allowance	3,721
State income taxes	3,958
Pretax loss as S Corporation	380
Other	(79)

Total income tax expense	$48,661

As of December 31, 2007, the Company has approximately $21.8 million and $12.5 million, respectively, of accumulated federal and state net operating losses. The federal net operating losses can be carried forward and applied to offset taxable income for 20 years and any unused portion of these net operating losses will expire in 2028. The state net operating losses can be carried forward and applied to offset taxable income for 10 years and any unused portion of these net operating losses will expire in 2017.

The following table outlines the principal components of deferred tax assets and liabilities at December 31:

	As of December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$8,332	$395
Accretion on senior discount notes	1,865	—
Other	979	120

Total deferred tax assets	11,176	515

Deferred tax liabilities:
Amortization of intangible assets	(49,515)	(875)
Depreciation	(1,057)	—

Total deferred tax liabilities	(50,572)	(875)

	(39,396)	(360)
Valuation allowance	(10,119)	(515)

Net deferred tax liabilities	$(49,515)	$(875)

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance is provided when it is believed to be more likely than not that some portion, or all, of the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reserve for 100% of the net deferred tax assets and a net deferred tax liability for its indefinite-lived intangible assets. The total change in the valuation allowance was $9.6 million and $0.1 million during the years ended December 31, 2007 and 2006, respectively.

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect adjustment, as a result of a change in accounting principle, reduced beginning retained earnings by approximately $787,000 ($654,000 to record UTB and $133,000 of the related accrued interest). The Company’s policy is to recognize interest related to unrecognized tax benefits (“UTB”) and penalties as additional tax expense.

A reconciliation of the beginning and ending amounts of UTB are as follow:

Balance at January 1, 2007	$996,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(303,000)
Settlements	—

Balance at December 31, 2007	$693,000

During 2007 the Company recognized approximately $303,000 of these UTB due to the expiration of the statute of limitations and, accordingly, the effective tax rate was reduced. Additionally, the Company reversed approximately $67,000 of related accrued interest which was included in the cumulative effect adjustment. Accrued interest at December 31, 2007 related to unrecognized tax benefits was approximately $182,000, of which approximately $38,000 is included in tax expense for the year ended December 31, 2007. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years prior to 2004 and 2003, respectively. As a result of the expiration of the statute of limitations in certain jurisdictions, it is reasonably possible that the accrual for the above discussed UTB for tax positions taken in previously filed tax returns will be decreased by approximately $351,000 over the next twelve months. Notwithstanding the adjustments discussed above, the Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns. Additionally, the Company believes that its accruals for tax liabilities are adequate for all years open to income tax examinations based on an assessment of many factors including past experience, past examinations by taxing authorities and interpretations of tax law applied to the facts of each matter.

10. LBI Media Holdings, Inc. (Parent Company Only)

The terms of LBI Media’s 2006 Senior Credit Facilities and the indenture governing LBI Media’s 2007 Senior Subordinated Notes restrict LBI Media’s ability to transfer net assets to LBI Media Holdings in the form of loans, advances, or cash dividends. The following parent-only condensed financial information presents balance sheets and related statements of operations and cash flows of LBI Media Holdings by accounting for the investments in the owned subsidiaries on the equity method of accounting. The accompanying condensed financial information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2007	2006
	(in thousands)
Condensed Balance Sheet Information:
Assets
Deferred financing costs	$1,142	$1,339
Investment in subsidiaries	84,141	92,405
Other assets	3	10

Total assets	$85,286	$93,754

Liabilities and stockholder’s equity
Long term debt	$62,885	$56,500
Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	63,298	16,865
Retained (deficit) earnings	(40,897)	20,389

Total stockholder’s equity	22,401	37,254

Total liabilities and stockholder’s equity	$85,286	$93,754

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Condensed Statement of Operations Information:
Income:
(Loss) equity in earnings of subsidiaries	$(53,912)	$11,034	$6,853
Expenses:
Interest expense	(6,587)	(5,938)	(5,355)

(Loss) income before income taxes	(60,499)	5,096	1,498
(Provision for) benefit from income taxes	—	(4)	3

Net (loss) income	$(60,499)	$5,092	$1,501

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Condensed Statement of Cash Flows Information:
Cash flows provided by (used in) operating activities:
Net (loss) income	$(60,499)	$5,092	$1,501
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in losses (earnings) of subsidiaries	53,912	(11,034)	(6,853)
Amortization of deferred financing costs	197	201	197
Accretion on discount notes	6,386	5,737	5,155
Other, net	4	4	(3)
Distributions from subsidiaries	2,167	801	3

Net cash provided by operating activities	2,167	801	—
Cash flows provided by (used in) financing activities:
Contribution to subsidiaries	(47,900)	—	—
Contribution from Parent	47,946	—	—
Distribution to Parent	(2,213)	(801)	—

Net cash used in financing activities	(2,167)	(801)	—

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2007, 2006 and 2005:

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
	(in thousands)
2007:
Allowance for doubtful accounts	$1,954	$1,376	$—	$(1,113)	$2,217

2006:
Allowance for doubtful accounts	$1,393	$1,330	$373	$(1,142)	$1,954

2005:
Allowance for doubtful accounts	$1,313	$959	$—	$(879)	$1,393

12. Parent Issuance of Class A Common Stock

On March 30, 2007, affiliates of Oaktree Capital Management LLC and Tinicum Capital Partners II, L.P. purchased approximately 113 shares of Class A common stock of the Parent and the stockholders of the Parent. The sale of Class A common stock by the Parent resulted in net proceeds to the Parent at closing of approximately $117.3 million, after deducting approximately $7.7 million in closing and transaction costs. A portion of these net proceeds were used to repay the Parent’s Subordinated Notes and to redeem the related warrants (as described in Note 4). Approximately $47.9 million of the net proceeds were contributed by the Parent to LBI Media (through LBI Media Holdings). The contribution of $47.9 million was used by LBI Media to repay outstanding amounts under the 2006 Revolver on April 5, 2007.

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

13. Subsequent Events

On January 23, 2008, LBI Media increased its 2006 Term Loan by $10.0 million, from approximately $108.4 million to $118.4 million. LBI Media has the option to request its existing or new lenders under the 2006 Term Loan and under the 2006 Revolver to increase the aggregate amount of the 2006 Senior Credit Facilities by an additional $40.0 million; however, its existing and new lenders are not obligated to do so.

The applicable margin for this borrowing is 0.75% for base rate loans and 1.75% for LIBOR loans. LBI Media must pay 0.25% of the principal amount of such borrowing each quarter ($25,000 per quarter or $100,000 annually) and must pay all remaining principal amount of such borrowing on March 31, 2012.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (4)

3.2	Certificate of Ownership of Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.), dated July 9, 2002 (1)

3.3	Amended and Restated Bylaws of LBI Media Holdings, Inc. (4)

4.1	Indenture governing LBI Media Holdings’ 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Indenture, dated as of July 23, 2007, by and among LBI Media, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (5)

4.4	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of LBI Media Holdings, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of LBI Media Holdings, Inc. and its subsidiaries.

10.1	Promissory Note dated December 20, 2001 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.2	Promissory Note dated December 20, 2001 by Jose Liberman in favor of LBI Media, Inc. (1)

10.3	Promissory Note dated June 14, 2002 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.4	Promissory Note dated July 9, 2002 issued by Lenard Liberman in favor of LBI Media, Inc. (1)

10.5	Promissory Note dated July 29, 2002 issued by Jose Liberman in favor of LBI Media, Inc. (1)

10.6	Authorization of Loan dated November 20, 1998 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.)*

10.7	Unsecured Promissory Note dated November 22, 2002 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.)*

10.8	Secured Promissory Note dated November 29, 2002 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.)*

10.9	Secured Promissory Note dated April 8, 2006 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.)*

10.10†%	Employment Agreement, dated as of December 18, 2002, by and between Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.) and Winter Horton, as amended by the Amendment to Employment Agreement dated as of May 17, 2004 (4)

10.11†	Employment Agreement, dated as of February 27, 2008, by and between Liberman Broadcasting, Inc. and Wisdom Lu *

10.12	Amended and Restated Credit Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (3)

10.13	First Amendment and Consent to Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among LBI Media, Inc., the guarantors party thereto, the lenders thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent*

10.14	Second Amendment to Amended and Restated Credit Agreement, dated as of July 23, 2007, by and among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent (5)

10.15	Amended and Restated Term Loan Agreement, dated May 8, 2006, among LBI Media, Inc., the

EXHIBIT INDEX

guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (3)

10.16	First Amendment and Consent to Amended and Restated Term Loan Agreement, dated as of March 16, 2007, among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent*

10.17	Investor Rights Agreement, dated as of March 30, 2007, by and among Liberman Broadcasting, Inc. and each of the stockholders of Liberman Broadcasting, Inc. listed on the signature pages thereto (4)

10.18	Amendment No. 1 to Investor Rights Agreement and Waiver, dated as of July 10, 2007, by and among Liberman Broadcasting, Inc., OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Opps Broadcasting, LLC, OCM Principal Opportunities Fund IV AIF (Delaware), L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parrallel Fund, L.P., and the existing shareholders listed on the signature pages thereto (6)

10.19	Asset Purchase Agreement, dated as of November 9, 2007, by and between Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, and R&R Radio Corporation, as seller (6)

10.20	Agreement Relating to Relocation and Purchase of KDES-FM, dated as of November 9, 2007, by and between Liberman Broadcasting of California LLC and Spectrum Scan-Idyllwild, LLC (6)

21.1	Subsidiaries of LBI Media Holdings, Inc.*

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
%	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(2)	Incorporated by reference to LBI Media Holdings’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission October 30, 2003, as amended (File No. 333-110122).
(3)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2006 (File No. 333-110122).
(4)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007 (File No. 333-110122).
(5)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-110122).
(6)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 (Filed No. 333-110122).