Form 10-Q
period 2008-03-31
LBI MEDIA HOLDINGS INC
filed 2008-05-15
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 15, 2008, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$502	$1,697
Accounts receivable (less allowances for doubtful accounts of $2,192 as of March 31, 2008 and $2,217 as of December 31, 2007)	17,530	17,780
Current portion of program rights, net	511	321
Amounts due from related parties	33	14
Current portion of notes receivable from related parties	451	449
Current portion of employee advances	115	81
Prepaid expenses and other current assets	1,146	1,166

Total current assets	20,288	21,508
Property and equipment, net	96,024	96,990
Broadcast licenses, net	382,638	382,574
Deferred financing costs, net	9,152	9,014
Notes receivable from related parties, excluding current portion	2,354	2,340
Employee advances, excluding current portion	1,223	1,127
Program rights, excluding current portion	1,062	228
Other assets	2,450	2,775

Total assets	$515,191	$516,556

Liabilities and stockholder’s equity
Current liabilities:
Cash overdraft	$773	$—
Accounts payable	2,123	3,739
Accrued liabilities	3,169	3,642
Accrued interest	3,416	8,701
Current portion of long-term debt	1,341	1,239

Total current liabilities	10,822	17,321
Long-term debt, excluding current portion	428,764	421,522
Fair value of interest rate swap	6,862	4,194
Deferred income taxes	51,896	49,515
Other liabilities	2,100	1,603

Total liabilities	500,444	494,155

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares — 1,000 Issued and outstanding shares — 100	—	—
Additional paid-in capital	63,296	63,298
Accumulated deficit	(48,549)	(40,897)

Total stockholder’s equity	14,747	22,401

Total liabilities and stockholder’s equity	$515,191	$516,556

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2008	2007
Net revenues	$26,407	$25,145
Operating expenses:
Program and technical, exclusive of depreciation and amortization shown below	6,079	5,614
Promotional, exclusive of depreciation and amortization shown below	442	389
Selling, general and administrative, exclusive of deferred compensation benefit of $0 and $(1,132) for the three months ended March 31, 2008 and 2007, respectively and depreciation and amortization shown below	10,727	9,662
Deferred compensation benefit	—	(1,132)
Depreciation and amortization	2,483	2,300

Total operating expenses	19,731	16,833

Operating income	6,676	8,312
Interest expense, net of amounts capitalized	(9,149)	(9,156)
Interest rate swap expense	(2,668)	(280)
Interest and other income	32	39

Loss before provision for income taxes	(5,109)	(1,085)
Provision for income taxes	(2,543)	(46,941)

Net loss	$(7,652)	$(48,026)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(7,652)	$(48,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,483	2,300
Amortization of deferred financing costs	362	300
Amortization of discount on subordinated notes	62	—
Amortization of program rights	136	178
Accretion on discount notes	1,691	1,519
Deferred compensation benefit	—	(1,132)
Interest rate swap expense	2,668	280
Provision for doubtful accounts	245	221
Changes in operating assets and liabilities:
Cash overdraft	773	—
Accounts receivable	5	2,454
Deferred compensation payment	—	(1,374)
Program rights	(1,160)	—
Amounts due from related parties	(19)	9
Prepaid expenses and other current assets	20	38
Employee advances	(130)	(5)
Accounts payable and accrued expenses	(1,427)	(756)
Accrued interest	(5,285)	(3,471)
Deferred taxes payable	2,381	46,058
Other assets and liabilities	806	792

Net cash used in operating activities	(4,041)	(615)

Investing activities
Purchases of property and equipment	(2,190)	(5,444)
Acquisition costs (including amounts deposited in escrow for the acquisition of selected radio station assets)	(98)	(273)

Net cash used in investing activities	(2,288)	(5,717)

Financing activities
Proceeds from bank borrowings	20,300	11,600
Payments on bank borrowings	(14,709)	(5,733)
Payments of deferred financing costs	(455)	—
Contributions from Parent	—	47,946
Distributions to Parent	(2)	(1,723)

Net cash provided by financing activities	5,134	52,090

Net (decrease) increase in cash and cash equivalents	(1,195)	45,758
Cash and cash equivalents at beginning of period	1,697	1,501

Cash and cash equivalents at end of period	$502	$47,259

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable:
Purchase of property and equipment	$(499)	$(694)

Acquisition costs	$(18)	$—

Deferred financing costs	$(45)	$—

Cash paid during the period for:
Interest	$12,300	$10,928

Income taxes	$47	$25

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

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance of senior discount notes (see Note 4) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends and distributions from its subsidiaries, which are subject to restriction by LBI Media’s senior credit facilities and the indenture governing the senior subordinated notes issued by LBI Media (see Note 4). Parent-only condensed financial information of LBI Media Holdings on a stand-alone basis has been presented in Note 11.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2007 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of LBI Media Holdings and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accounts of the Parent are not included in the accompanying unaudited condensed consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The Company adopted on January 1, 2008, certain provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis, and has determined that such adoption has no effect on its financial position, results of operations and cash flows. The provisions of FAS 157 related to other non-financial assets and liabilities will be effective on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of FAS 157 will have on the Company’s financial position, results of operations and cash flows as it relates to other non-financial assets and non-financial liabilities.

In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure certain financial assets and liabilities and any changes in fair value are recognized in earnings. This statement was effective on January 1, 2008. The Company did not elect the fair value option upon adoption of FAS 159.

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

The Company’s broadcast licenses are intangible assets with indefinite lives and are reviewed for impairment during the third quarter of each fiscal year, with additional evaluations performed if potential impairment indicators are noted. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.7 million at March 31, 2008 and December 31, 2007.

If indicators of impairment are identified and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded. The Company completed its annual impairment review of its broadcast licenses in the third quarter of 2007 and conducted an additional review of the fair value of some of its broadcast licenses in the fourth quarter of 2007. The fair value of the Company’s broadcast licenses is determined by assuming that entry into the particular market took place as of the valuation date and considering the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. The Company adjusted the projected total advertising revenues in those markets, which was partially due to greater competition for revenues from non-traditional media, and determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market without taking into consideration the

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company’s format or management capabilities. As a result, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of the Company’s broadcast licenses in the third and fourth quarters of 2007. The Company did not record a non-cash impairment writedown for the three months ended March 31, 2008 and 2007 as no impairment indicators were present.

4.	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
2006 Revolver due 2012	$20,400	$24,500
2006 Term Loan due 2012	117,800	108,075
2007 Senior Subordinated Notes due 2017	225,168	225,106
Senior Discount Notes due 2013	64,576	62,885
2004 Empire Note	2,161	2,195

	430,105	422,761
Less current portion	(1,341)	(1,239)

	$428,764	$421,522

LBI Media’s 2006 Revolver and 2006 Term Loan

On May 8, 2006, LBI Media refinanced its then existing senior revolving credit facility with a $110.0 million senior term loan credit facility (as amended by the term loan commitment increase in January 2008, the “2006 Term Loan”) and a $150.0 million senior revolving credit facility (the “2006 Revolver”, and together with the 2006 Term Loan, the “2006 Senior Credit Facilities”). The 2006 Revolver includes a $5.0 million swing line subfacility and allows for letters of credit up to the lesser of $5.0 million and the available remaining revolving commitment amount. On January 23, 2008, LBI Media increased its 2006 Senior Term Loan by $10.0 million. LBI Media has the option to request its existing or new lenders under the 2006 Term Loan and under the 2006 Revolver to increase the aggregate amount of the 2006 Senior Credit Facilities, by an additional $40.0 million; however, its existing and new lenders are not obligated to do so. The increases under the 2006 Senior Credit Facilities, taken together, cannot exceed $50.0 million in the aggregate (including the $10.0 million increase on January 23, 2008).

LBI Media must pay 0.25% of the original principal amount of the 2006 Term Loan each quarter plus 0.25% of amounts borrowed in connection with the term loan increase, and 0.25% of any additional principal amount incurred in the future under the 2006 Term Loan. There are no scheduled reductions of commitments under the 2006 Revolver.

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the original principal amount of the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for the $10.0 million increase in the Term Loan that occurred on January 23, 2008 is 0.75% for base rate loans and 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Revolver and 2006 Term Loan bore interest at rates between 4.20% and 4.87%, including the applicable margin, at March 31, 2008.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. At March 31, 2008, LBI Media was in compliance with all such covenants.

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

In connection with the issuance of the 2006 Senior Credit Facilities, LBI Media entered into an interest rate swap agreement with a notional principal amount of $80.0 million for three years and $60.0 million for the following two years. LBI Media will receive interest at a fixed rate of 5.56% and pay interest at the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin specified in the agreements governing the 2006 Senior Credit Facilities. As this swap agreement did not meet the requirements for hedge accounting at its inception, changes in its fair value are recorded into earnings each period, with an offsetting asset or liability reflecting the fair value of the interest rate swap, related to the difference between the fixed rate and the floating rate of interest on the swap, recorded in the accompanying consolidated balance sheets. Accordingly, during the three months ended March 31, 2008 and 2007, the Company recognized interest rate swap expense of $2.7 million and $0.3 million, respectively, in the accompanying consolidated statements of operations and, at March 31, 2008 and December 31, 2007, the Company recorded a long-term liability of $6.9 million and $4.2 million, respectively, in its consolidated balance sheets.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below) earlier than one year prior to the stated maturity of the Senior Discount Notes unless such indebtedness is (i) unsecured, and (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. At March 31, 2008, LBI Media was in compliance with all such covenants.

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

Senior Discount Notes

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008 and instead the value of the notes will be increased each period until it equals $68.4 million on October 15, 2008; such accretion (approximately $1.7 million and $1.5 million for the three months ended March 31, 2008 and March 31, 2007, respectively) is recorded as additional interest expense by LBI Media Holdings. Thereafter, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election, and cash interest will begin to accrue at a rate of 11% per year from the date LBI Media Holdings makes such election. The Senior Discount Notes may be redeemed by LBI Media Holdings at any time on or after October 15, 2008 at redemption prices specified in the indenture governing the Senior Discount Notes, plus accrued and unpaid interest. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limits LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of March 31, 2008, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the 2007 Senior Subordinated Notes.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Debt Repayments

As of March 31, 2008, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

(in thousands)
2008	$1,005
2009	1,347
2010	1,355
2011	1,364
2012	133,874
Thereafter	291,160

$430,105

The above table does not include projected interest payments the Company may ultimately pay.

Interest Paid and Capitalized

The total amount of interest paid (net of amounts capitalized) was approximately $12.3 million and $10.9 million for the three months ended March 31, 2008 and 2007, respectively. Interest is capitalized on individually significant construction projects during the construction period. The amount of interest capitalized was approximately $0 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.

5.	Acquisitions

On November 9, 2007, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, entered into an asset purchase agreement with R&R Radio Corporation, as seller, pursuant to which the buyers have agreed to acquire the selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. The acquisition is expected to close in 2008. As of March 31, 2008, the Company had incurred approximately $0.6 million in acquisition costs related to this proposed acquisition, including $0.5 million deposited into escrow. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) transmitter and other broadcast equipment used to operate the station. The Company intends to change the location of KDES-FM from Palm Springs, California to Redlands, California.

6.	Commitments and Contingencies

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Until the “net value” of the Parent has been determined by appraisal as of each valuation date, the Company evaluates and estimates the deferred compensation liability under these employment agreements. As a part of the calculation of this Incentive Compensation, the Company uses the income and market valuation approaches to estimate the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Each employee negotiated the base amount at the time the employment agreement was entered into. The estimated vested and unpaid amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related benefit is shown as deferred compensation benefit in the accompanying consolidated statements of operations; and related cash payments are shown as deferred compensation payments in the accompanying consolidated statements of cash flows.

At March 31, 2008, the Company estimated that no employees had vested in any unpaid Incentive Compensation. In the first quarter of 2007, the Company satisfied its obligations under an employment agreement that had a December 31, 2006 “net value” determination date with an aggregate cash payment of approximately $1.4 million which was approximately $1.1 million less than the amount accrued as of December 31, 2006. The Company also has an employment agreement with a “net value” determination date of December 31, 2009.

Litigation

In June 2005, eight former employees of Liberman Broadcasting of California LLC (“LBI Sub”), an indirect wholly owned subsidiary of LBI Media Holdings, filed suit in Los Angeles County Superior Court alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI Sub. The complaint alleged, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under the California Business and Professions Code. Plaintiffs sought to recover, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and their attorneys’ fees. In June 2007, two former employees of LBI Sub filed another suit in Los Angeles County Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI Sub. The complaint alleged, among other things, violations of California labor laws with respect to providing meal and rest breaks. Plaintiffs sought, among other relief, unspecified liquidated and general damages, declaratory, equitable and injunctive relief, and attorneys fees.

On July 13, 2007, LBI Sub entered into a settlement agreement with class action representatives to settle, subject to court approval, these lawsuits. While LBI Sub denied the allegations in both lawsuits, it agreed to the final settlement of both actions that was approved by the court in January 2008 to avoid significant legal fees, other expenses and management time that would have to be devoted to the two litigation matters. The final settlement provided for a settlement payment of $469,000 (including attorneys’ fees and costs and administrative fees). Selling, general and administrative expenses for the three months ended March 31, 2007 include a litigation accrual of approximately $350,000 related to this matter. The Company recorded an additional accrual of $475,000 in the second quarter of 2007 and reduced the total litigation accrual by $356,000 in the fourth quarter of 2007, reflecting the settlement in January 2008.

In consideration of the settlement payment, the plaintiffs in both cases agreed to dismiss the two class actions with prejudice and to release all known and unknown claims arising out of or relating to such claims. Because the settlement has received court approval, the settlement has become effective and binding on the parties.

The Company is a party to an ongoing dispute with Broadcast Music, Inc. (“BMI”) and the American Society of Composers, Authors and Publishers (“ASCAP”) related to royalties due to BMI and ASCAP in the amount of approximately $1.3 million. As of March 31, 2008, the Company has reserved approximately $0.5 million related to this dispute. On March 24, 2008, the Company submitted a formal offer to settle all amounts due related to all disputed matters with BMI and ASCAP totaling approximately $0.3 million. It is the Company’s position that the remaining portion of the total disputed amounts is attributable primarily to billings related to the Company’s time-brokered and simulcast stations, as well as other differences, for which the Company was improperly billed. BMI and ASCAP have communicated that they did not believe the Company’s proposal was acceptable. The parties are continuing their discussions.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

7.	Related Party Transactions

The Company had approximately $2.8 million due from stockholders of the Parent and from affiliated companies at March 31, 2008 and December 31, 2007, respectively. The Company loaned approximately $1.9 million to a stockholder of the Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009.

The Company also had approximately $690,000 due from one if its executive officers and directors at March 31, 2008 and December 31, 2007, respectively, which is included in employee advances, excluding current portion, in the accompanying consolidated balance sheets. The Company loaned approximately $690,000 in various transactions in 1998, 2002 and 2006. Except for $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2010.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (LDL), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations.

8.	Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations. Management uses operating income before deferred compensation benefit and depreciation and amortization as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net revenues:
Radio operations	$13,695	$12,061
Television operations	12,712	13,084

Consolidated net revenues	26,407	25,145

Operating expenses, excluding depreciation and amortization and deferred compensation benefit:
Radio operations	7,713	6,552
Television operations	9,535	9,113

Consolidated operating expenses, excluding depreciation and amortization and deferred compensation benefit	17,248	15,665

Operating income before depreciation and amortization and deferred compensation benefit:
Radio operations	5,982	5,509
Television operations	3,177	3,971

Consolidated operating income before depreciation and amortization and deferred compensation benefit	9,159	9,480

Depreciation and amortization expense:
Radio operations	1,251	1,152
Television operations	1,232	1,148

Consolidated depreciation and amortization expense	2,483	2,300

Deferred compensation benefit:
Radio operations	—	(1,132)

Consolidated deferred compensation benefit	—	(1,132)

Operating income:
Radio operations	4,731	5,489
Television operations	1,945	2,823

Consolidated operating income	$6,676	$8,312

Reconciliation of operating income before depreciation and amortization and deferred compensation benefit to loss before income taxes:
Operating income before depreciation and amortization and deferred compensation benefit	$9,159	$9,480
Depreciation and amortization	(2,483)	(2,300)
Deferred compensation benefit	—	1,132
Interest expense, net of amounts capitalized	(9,149)	(9,156)
Interest rate swap expense	(2,668)	(280)
Interest and other income	32	39

Loss before income taxes	$(5,109)	$(1,085)

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Parent Issuance of Class A Common Stock

On March 30, 2007, affiliates of Oaktree Capital Management LLC and Tinicum Capital Partners II, L.P. purchased approximately 113 shares of Class A common stock of the Parent and the stockholders of the Parent. The sale of Class A common stock by the Parent resulted in net proceeds to the Parent at closing of approximately $117.3 million, after deducting approximately $7.7 million in closing and transaction costs. A portion of these net proceeds were used to repay the Parent’s Subordinated Notes and to redeem the related warrants. Approximately $47.9 million of the net proceeds were contributed by the Parent to LBI Media (through LBI Media Holdings). The contribution of $47.9 million was used by LBI Media to repay outstanding amounts under the 2006 Revolver on April 5, 2007.

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

10.	Income Taxes

The provision for income taxes for the three months ended March 31, 2008 was $2.5 million as compared to $46.9 million for the three months ended March 31, 2007. The deferred provision for income taxes for the three months ended March 31, 2008 was $2.4 million as compared to $46.8 million for the three months ended March 31, 2007, which was the period in which the Company became a C Corporation. As a result of the loss of S Corporation status, the Company recorded a one-time non-cash charge of $46.8 million to adjust its deferred tax accounts at March 30, 2007. This charge is included in the provision for income taxes for the three months ended March 31, 2007 in the accompanying consolidated statements of operations. The increase in the deferred tax liability during the three months ended March 31, 2008 results from the amortization of the Company’s indefinite-lived intangible assets that, for tax purposes, are amortized over fifteen years.

The Company’s deferred tax liabilities as of March 31, 2008 and December 31, 2007 were approximately $51.9 million and $49.5 million, respectively, and result primarily from book and tax basis differences of the Company’s indefinite-lived intangible assets. In addition to the deferred tax liability for its indefinite-lived intangible assets, the Company has net deferred tax assets for which it has provided a full valuation allowance. The valuation allowance on deferred taxes relates to future deductible temporary differences and net operating losses for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. As of March 31, 2008 and December 31, 2007, the net deferred tax asset and the related valuation allowance were approximately $14.5 million and $10.1 million, respectively.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	LBI Media Holdings, Inc. (Parent Company Only)

The terms of LBI Media’s 2006 Senior Credit Facilities and the indenture governing LBI Media’s 2007 Senior Subordinated Notes (and previously, LBI Media’s 2002 Senior Subordinated Notes) restrict LBI Media’s ability to transfer net assets to LBI Media Holdings in the form of loans, advances, or cash dividends. The following parent-only unaudited condensed financial information presents balance sheets and related statements of operations and cash flows of LBI Media Holdings by accounting for the investments in the owned subsidiaries on the equity method of accounting. The accompanying unaudited condensed financial information should be read in conjunction with the consolidated financial statements and notes thereto.

Condensed Balance Sheet Information:

(in thousands)

	As of
	March 31, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Deferred financing costs	$1,093	$1,142
Investment in subsidiaries	78,228	84,141
Other assets	2	3

Total assets	$79,323	$85,286

Liabilities and stockholder’s equity
Long term debt	$64,576	$62,885
Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	63,296	63,298
Accumulated deficit	(48,549)	(40,897)

Total stockholder’s equity	14,747	22,401

Total liabilities and stockholder’s equity	$79,323	$85,286

Condensed Statement of Operations Information:

(In thousands)

	Three Months Ended March 31,
	2008	2007
Loss:
Equity losses of subsidiaries	$(5,911)	$(46,458)
Expenses:
Interest expense	(1,741)	(1,569)

Loss before taxes	(7,652)	(48,027)
Income tax benefit	—	1

Net loss	$(7,652)	$(48,026)

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Flows Information:

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows provided by operating activities:
Net loss	$(7,652)	$(48,026)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses of subsidiaries	5,911	46,458
Benefit from income taxes	—	(1)
Amortization of deferred financing costs	49	50
Accretion on senior discount notes	1,691	1,519
Change in other assets	1	—
Distributions from subsidiaries	2	981

Net cash provided by operating activities	2	981
Cash flows used in financing activities:
Contribution to subsidiaries	—	(47,900)
Contribution from Parent	—	47,946
Distributions to Parent	(2)	(1,023)

Net cash used in financing activities	(2)	(977)
Net change in cash and cash equivalents	—	4
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$4

12.	Subsequent Events

On April 11, 2008, Liberman Broadcasting of California LLC, an indirect wholly owned subsidiary of LBI Media Holdings, Inc. entered into a Purchase Agreement and an Investor’s Rights Agreement with PortalUno, Inc. and Reivax Technology, Inc. Under these agreements, Liberman Broadcasting of California LLC purchased a number of shares of the Series A Preferred Stock of PortalUno, Inc. representing 30% of the fully diluted capital stock of PortalUno, Inc. Liberman Broadcasting of California LLC purchased the shares for $450,000; $425,000 was paid in cash and $25,000 of consideration was paid in lieu of cash which represented the cancellation of a $25,000 note in favor of Liberman Broadcasting of California LLC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2007, included in our Annual Report on Form 10-K (File No. 333-110122). This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words “believe”, “expect”, “estimate”, “may”, “will”, “could”, “plan”, or “continue”, and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements.

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

•	certain issuances of equity securities to employees or consultants of ours, Liberman Broadcasting, and our subsidiaries;

•	certain changes in the compensation arrangements with Jose Liberman, Lenard Liberman or certain of their respective family members;

•	material modifications in our business strategy and the business strategy of Liberman Broadcasting and our subsidiaries;

•	commencement of a bankruptcy proceeding related to us, Liberman Broadcasting, and our subsidiaries;

•	certain issuances of new equity securities to the public prior to March 30, 2010;

•	certain changes in Liberman Broadcasting’s corporate form to an entity other than a Delaware corporation;

•	any change in Liberman Broadcasting’s auditors to a firm that is not a big four accounting firm; and

•	certain change of control transactions.

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

Acquisitions

On November 30, 2007, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, consummated the acquisition of selected assets of television station KPNZ-TV, Ogden, Utah, that was owned and operated by Utah Communications, LLC pursuant to that certain asset purchase agreement, entered into by the parties on May 15, 2007. The selected assets include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the television station and (ii) broadcast and other television studio equipment used to operate the television station. The purchase of these assets marks our first entry into this market. The total purchase price of approximately $10.0 million was paid in cash through borrowings under LBI Media’s senior credit facilities.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net revenues:
Radio	$13,695	$12,061
Television	12,712	13,084

Total	$26,407	$25,145

Total operating expenses before deferred compensation benefit and depreciation and amortization:
Radio	$7,713	$6,552
Television	9,535	9,113

Total	$17,248	$15,665

Deferred compensation benefit:
Radio	$—	$(1,132)
Television	—	—

Total	$—	$(1,132)

Depreciation and amortization:
Radio	$1,251	$1,152
Television	1,232	1,148

Total	$2,483	$2,300

Total operating expenses:
Radio	$8,964	$6,571
Television	10,767	10,261

Total	$19,731	$16,832

Operating income:
Radio	$4,731	$5,489
Television	1,945	2,823

Total	$6,676	$8,312

Adjusted EBITDA (1):
Radio	$5,982	$6,641
Television	3,177	3,971

Total	$9,159	$10,612

(1)	We define Adjusted EBITDA as net loss plus income tax expense, net interest expense, interest rate swap expense, impairment of broadcast licenses, and depreciation and amortization. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain non-cash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net cash used in operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Net cash used in operating activities	$(4,041)	$(615)
Add:
Income tax expense	2,543	46,941
Interest expense, net	9,117	9,117
Less:
Amortization of deferred financing costs	(362)	(300)
Amortization of discount on subordinated notes	(62)	—
Amortization of program rights	(136)	—
Accretion on senior discount notes	(1,691)	(1,519)
Provision for doubtful accounts	(245)	(221)
Deferred compensation benefit	—	1,132
Changes in operating assets and liabilities:
Cash overdraft	(773)	—
Accounts receivable	(5)	(2,454)
Deferred compensation payment	—	1,374
Program rights	1,160	(178)
Amounts due from related parties	19	(9)
Prepaid expenses and other current assets	(20)	(38)
Employee advances	130	5
Accounts payable and accrued expenses	1,427	756
Accrued interest	5,285	3,471
Deferred taxes payable	(2,381)	(46,058)
Other assets and liabilities	(806)	(792)

Adjusted EBITDA	$9,159	$10,612

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Net Revenues. Net revenues increased by $1.3 million, or 5.0%, to $26.4 million for the three months ended March 31, 2008, from $25.1 million for the same period in 2007. The increase was primarily attributable to increased advertising revenue in all of our radio markets, partially offset by declines in our California television markets.

Net revenues for our radio segment increased by $1.7 million, or 13.5%, to $13.7 million for the three months ended March 31, 2008, from $12.0 million for the same period in 2007. This growth was attributable to an increase in revenue across all of our radio markets — Los Angeles, Dallas and Houston — reflecting improved station ratings and increased advertiser acceptance of our station formats.

Net revenues for our television segment decreased by $0.4 million, or 2.8%, to $12.7 million for the three months ended March 31, 2008, from $13.1 million for the same period in 2007. This decrease was primarily attributable to decreased advertising revenue in our California markets, partially offset by increased advertising revenue in our Texas and Utah markets.

We currently anticipate net revenue growth for the remainder of 2008 from both our radio and television segments due to increased advertising time sold and increased advertising rates. Our internally produced programming, focused sales strategy and improved ratings performance should continue to increase our advertising time sold and advertising rates in 2008 for both segments.

Total operating expenses. Total operating expenses increased by $2.9 million, or 17.2%, to $19.7 million for the three months ended March 31, 2008 from $16.8 million for the same period in 2007. This increase was primarily attributable to:

(1)	a $1.1 million increase in deferred compensation, reflecting the impact of a $1.1 million accrual reduction that we recorded in the first quarter of 2007;

(2)	a $1.1 million increase in selling, general and administrative expenses primarily attributable to (a) start-up costs and additional expenses related to our newly acquired radio station in the Riverside and San Bernardino region of our Los Angeles market and our new television station in Salt Lake City, and (b) higher professional fees associated with the implementation of new procedures and internal controls testing as required by the Sarbanes-Oxley Act of 2002;

(3)	a $0.5 million increase in programming and technical expenses primarily related to additional expenses for our new Riverside-San Bernardino radio station that we acquired in October 2007 and our Salt Lake City television station that we acquired in December 2007; and

(4)	a $0.2 million increase in depreciation and amortization.

As noted above, deferred compensation expense increased from a $1.1 million benefit in the first quarter of 2007 to an expense of $0 million for the same period in 2008. The $1.1 million benefit recorded during the first three months of 2007 resulted from a reduction in the deferred compensation accrual because the amounts that were ultimately paid to employees in the first quarter of 2007 were less than the amounts that had been accrued at December 31, 2006. Our deferred compensation liability can increase in future periods based on changes in an employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting, Inc. See “—Critical Accounting Policies—Deferred Compensation”.

We believe that our total operating expenses, before consideration of any impairment charges and adjustments to deferred compensation expense or benefit, will increase in the remainder of 2008 due to increased programming costs for our television segment and increased sales commissions and administrative expenses associated with our anticipated net revenue growth. Continued growth in expenses may also occur as a result of future acquisitions of radio and television assets. We anticipate that the growth rate of our 2008 total operating expenses, excluding any impairment charges and deferred compensation, will be lower than the growth rate of our 2008 net revenue. This expectation could be negatively impacted by the number and size of additional radio and television assets that we acquire, if any.

Total operating expenses for our radio segment increased by $2.4 million, or 36.4%, to $9.0 million for the three months ended March 31, 2008, from $6.6 million in the three months ended March 31, 2007. This increase was primarily attributable to:

(1)	a $1.1 million increase in deferred compensation, reflecting the impact of the $1.1 million accrual reduction we recorded in the first quarter of 2007;

(2)	a $0.8 million increase in selling, general and administrative expenses, primarily due to (a) increased salaries, including new personnel and start-up costs in connection with our newly acquired radio station in the Riverside and San Bernardino region of our Los Angeles market, (b) additional expenses incurred for our Dallas radio stations, reflecting the overall growth in net revenue, and (c) higher professional expenses associated with the implementation of new procedures and internal controls testing as required by the Sarbanes-Oxley Act of 2002;

(3)	a $0.4 million increase in programming and technical expenses primarily associated with our new radio station in the Riverside and San Bernardino region of our Los Angeles market; and

(4)	a $0.1 million increase in depreciation and amortization.

Total operating expenses for our television segment increased by $0.5 million, or 4.9%, to $10.7 million for the three months ended March 31, 2008, from $10.2 million for the same period in 2007. This increase was primarily due to:

(1)	a $0.3 million increase in selling, general and administrative expenses primarily attributable to start up costs and other expenses incurred for our new television station in Salt Lake City; and

(2)	a $0.1 million increase in depreciation and amortization.

Interest expense, net. Interest expense, net, was $9.1 million for the three months ended March 31, 2008 and 2007, respectively. As a result of our 2007 acquisitions, our average debt balance increased in the first quarter of 2008, as compared to the same period in 2007. However, interest expense remained flat at $9.1 million due to lower average interest rates during the three months ended March 31, 2008 as compared to the first quarter of 2007.

Our interest expense may increase in the remainder of 2008 if we borrow additional amounts under LBI Media’s senior revolving credit facility to acquire additional radio or television station assets, including the acquisition of the selected assets of radio station KDES-FM from R&R Radio Corporation. See “—Acquisitions.”

Interest rate swap expense. Interest rate swap expense increased by $2.4 million to $2.7 million for the three months ended March 31, 2008, from $0.3 million for the same period of 2007. This increase reflects the change in the fair market value of our interest rate swap during the quarter.

Provision for income taxes. Our provision for income taxes decreased by $44.4 million, to $2.5 million for the three months ended March 31, 2008, from $46.9 million for the corresponding period in 2007. As described above under “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock,” certain investors purchased shares of our parent’s Class A common stock in March 2007. As a result, our parent no longer qualified as an S corporation and we and our subsidiaries no longer qualified as qualified subchapter S corporations. Accordingly, we recorded a one-time non-cash charge of $46.8 million to adjust our deferred tax accounts in the first quarter of 2007.

Net loss. We recognized a net loss of $7.7 million for the three months ended March 31, 2008, as compared to a net loss of $48.0 for the same period of 2007, a decrease of $40.3 million. This change was primarily attributable to the one-time non-cash charge of $46.8 million to our deferred tax accounts for the three months ended March 31, 2007, partially offset by higher operating and interest rate swap expenses, as described above.

Adjusted EBITDA. Adjusted EBITDA decreased by $1.4 million, or 13.7%, to $9.2 million for the three months ended March 31, 2008 as compared to $10.6 million for the same period in 2007 primarily as a result of the $1.1 million increase in deferred compensation reflecting the impact of the accrual reduction we recorded in the first quarter of 2007, as described earlier.

Adjusted EBITDA for our radio segment decreased by $0.6 million, or 9.9%, to $6.0 million for the three months ended March 31, 2008, as compared to $6.6 million for the same period in 2007. The decrease was primarily the result of the $1.1 million increase in deferred compensation, partially offset by increased operating leverage across the segment.

Adjusted EBITDA for our television segment decreased by $0.8 million, or 20.0%, to $3.2 million for the three months ended March 31, 2008, from $4.0 million for the same period in 2007. This decrease was primarily the result of lower advertising revenue and increased operating expenses related to our newly acquired Utah television station as discussed above.

Liquidity and Capital Resources

LBI Media’s Senior Credit Facilities. Our primary sources of liquidity are cash provided by operations and available borrowings under LBI Media’s $150.0 million senior revolving credit facility. On May 8, 2006, LBI Media refinanced its prior $220.0 million senior revolving credit facility with a $150.0 million senior revolving credit facility and a $110.0 million senior term loan facility. On January 23, 2008, LBI Media entered into a commitment increase agreement pursuant to which its senior term loan facility increased by $10.0 million. LBI Media borrowed the full amount of the increase in the commitment.

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

As of March 31, 2008, LBI Media had $20.4 million aggregate principal amount outstanding under the senior revolving credit facility and $117.8 million aggregate principal amount of outstanding senior term loans.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. Including the $10.0 million increase to LBI Media’s senior secured term loan facility in January 2008, the applicable margin for term loans ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those loans are incurred. Interest on base rate loans is payable quarterly in arrears, and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At March 31, 2008, borrowings under LBI Media’s senior credit facilities bore interest at rates between 4.20% and 4.87%, including the applicable margin.

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

The following table summarizes our various levels of indebtedness at March 31, 2008.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$20.4 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio
LBI Media, Inc.	Senior secured term loan credit facility	$117.8 million	March 31, 2012	LIBOR plus 1.50% per annum, or base rate plus 0.50% per annum
LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%
LBI Media Holdings Inc.	Senior discount notes	$68.4 million aggregate principal amount at maturity	October 15, 2013	11%
Empire Burbank Studios LLC	Mortgage note	$2.2 million	July 1, 2019	5.52%

Cash Flows. Cash and cash equivalents were $0.5 million and $1.7 million at March 31, 2008 and December 31, 2007, respectively.

Net cash flow used in operating activities was $4.0 million and $0.6 million for the three months ended March 31, 2008 and 2007, respectively. The increase in our net cash flow used in operating activities during the three months ended March 31, 2008 as compared to 2007 was primarily the result of increases in television program purchases and interest payments.

Net cash flow used in investing activities was $2.3 million and $5.7 million for the three months ended March 31, 2008 and 2007, respectively. The decrease was primarily attributable to lower capital expenditures during the three months ended March 31, 2008, as compared to the same period in 2007.

Net cash flow provided by financing activities was $5.1 million and $52.1 million for the three months ended March 31, 2008 and 2007. The decrease primarily reflects a $47.9 million capital contribution from our parent in the first quarter of 2007, resulting from the issuance of its Class A common stock during the period.

Contractual Obligations. Other than the additional $10.0 million borrowing under our senior term loan facility described above, we had no material changes in commitments for long-term debt obligations or operating lease obligations as of March 31, 2008 as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2007. We anticipate that funds generated from operations and funds available under LBI Media’s senior revolving credit facility will be sufficient to meet our working capital and capital expenditure needs in the foreseeable future.

Expected Use of Cash Flows. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the addition of production equipment primarily for our Houston, Dallas, Salt Lake City and Los

Angeles television stations at an estimated cost of $3.0 million. In connection with the purchase of the selected assets of five radio stations from Entravision Communications Corporation, one of our indirect, wholly owned subsidiaries, Liberman Broadcasting of Dallas, Inc. (predecessor in interest to Liberman Broadcasting of Dallas LLC), also purchased a building in Dallas, Texas to accommodate our growth in stations owned and operated in the Dallas-Fort Worth market. We estimate we will spend approximately $10.0 million on improvements and equipment for our new Dallas building. In addition, our senior discount notes will begin accruing cash interest at a rate of 11% per year on October 15, 2008, with the first payment due on April 15, 2009. Prior to October 15, 2008, our senior discount notes have not been accruing cash interest and instead the accreted value of the notes has been increasing. The interest payments will be payable on April 15 and October 15 of each year until the notes mature on October 15, 2013.

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

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net (loss) income plus income tax expense, net interest expense, interest rate swap expense, impairment of broadcast licenses and depreciation and amortization.

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

•	We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 9.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3.0% of our outstanding receivables as of March 31, 2008, from 11.1% to 14.1% or $2.2 million to $2.8 million, would result in a decrease in pre-tax income of $0.6 million for the three months ended March 31, 2008.

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

We completed our annual impairment review of our broadcast licenses in the third quarter of 2007 and conducted an additional review of the fair value of some of our broadcast licenses in the fourth quarter of 2007. For purposes of our impairment testing, the unit of accounting is each individual FCC license or, in situations where there are multiple stations in a particular market that broadcast the same programming (that is, simulcast), it is the cluster of stations broadcasting the programming. We determined the fair value of each of our broadcast licenses by assuming that entry into the particular market took place as of the valuation date and considered the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. We adjusted the projected total advertising revenues to be generated in certain of these markets downward due to a general slowdown in broadcast revenues in those markets, which was partially explained by greater competition for revenues from non-traditional media. We determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market and did not take into consideration our format or management capabilities. As no impairment indicators were identified, we had no impairment write-downs for the three months ended March 31, 2008 and 2007.

In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future revenue estimates based on projected ratings increases, planned timing of signal strength upgrades, planned timing of promotional events, customer commitments and available advertising time. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about cash flows after conversion reflect estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If the expected cash flows are not realized, impairment losses may be recorded in the future. If we experienced a 10% decrease in the fair value of each of our broadcast licenses from that determined during our last annual impairment testing (including updated procedures through December 31, 2007), we would require an additional impairment write-down of approximately $8.3 million.

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

At March 31, 2008, we estimated that no employees had vested in any unpaid deferred compensation. In the first quarter of 2007, we satisfied our obligations under an employment agreement that had a December 31, 2006 “net value” determination date with an aggregate cash payment of approximately $1.4 million, which was approximately $1.1 million less than the amount accrued as of December 31, 2006. We also have an employment agreement with a “net value” determination date of December 31, 2009.

If we assumed no change in the “net value” of Liberman Broadcasting from that at March 31, 2008, we would not expect to record any deferred compensation expense during the remainder of 2008 relating solely to the time vesting portion of the deferred compensation. The agreements require us to pay the deferred compensation amounts in cash until Liberman Broadcasting’s common stock becomes publicly traded, at which time we may pay these amounts in cash or Liberman Broadcasting’s common stock, at our option.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. We adopted on January 1, 2008, certain provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis, and have determined that such adoption has no effect on our financial position, results of operations and cash flows. The provisions of FAS 157 related to other non-financial assets and liabilities will be effective on January 1, 2009, and will be applied prospectively. We are currently evaluating the impact the provisions of FAS 157 will have on our financial position, results of operations and cash flows as it relates to other non-financial assets and liabilities.

In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure certain financial assets and liabilities and any changes in fair value are recognized in earnings. This statement was effective on January 1, 2008. We did not elect the fair value option upon adoption of FAS 159.

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

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. The forward-looking statements in this Quarterly Report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this Quarterly Report, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2007 and other documents that we file from time to time with the Securities and Exchange Commission, particularly any Current Reports on Form 8-K. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions. Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, contained in our Annual Report on Form 10-K for the year ended December 31, 2007 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4T.	Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on the foregoing, our President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

As discussed in Part II, Item 9A(T). “Controls and Procedures” of our 2007 Form 10-K, management concluded that the implementation and maintenance of logical security and access controls related to our critical information technology systems constituted a material weakness and that our internal control over financial reporting was therefore not effective as of December 31, 2007. As further discussed in our 2007 Form 10-K, Part II, Item 9A(T). “Remediation Actions Undertaken by Management,” we began remediating the deficiencies that gave rise to this material weakness. Since the above material weakness was identified, we have (i) assigned individual user accounts and passwords and (ii) changed administrative access levels to users based on the requirements of their position. Other than these changes, there have been no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2005, eight former employees of Liberman Broadcasting of California LLC, or LBI, one of our indirect wholly owned subsidiaries, filed suit in Los Angeles County Superior Court alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI. The complaint alleged, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under the California Business and Professions Code. Plaintiffs sought to recover, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and attorneys’ fees. In June 2007, two former employees of LBI filed another suit in Los Angeles County Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI. The complaint alleged, among other things, violations of California labor laws with respect to providing meal and rest breaks. Plaintiffs sought, among other relief, unspecified liquidated and general damages, declaratory, equitable and injunctive relief, and attorneys fees.

On July 13, 2007, LBI entered into a settlement agreement with class action representatives to settle, subject to court approval, these lawsuits. While LBI denied the allegations in both lawsuits, it agreed to the final settlement of both actions that was approved by the court in January 2008 to avoid significant legal fees, other expenses and management time that would have to be devoted to the two litigation matters. The final settlement provided for a settlement payment of $469,000 (including attorneys’ fees and costs and administrative fees). Selling, general and administrative expenses for the three months ended March 31, 2007 include a litigation accrual of approximately $350,000 related to this matter. We recorded an additional accrual of $475,000 in the second quarter of 2007 and reduced the total litigation accrual by $356,000 in the fourth quarter of 2007, reflecting our settlement in January 2008.

In consideration of the settlement payment, the plaintiffs in both cases agreed to dismiss the two class actions with prejudice and to release all known and unknown claims arising out of or relating to such claims. Because the settlement has received court approval, the settlement has become effective and binding on the parties.

We are a party to an ongoing dispute with Broadcast Music, Inc. (“BMI”) and the American Society of Composers, Authors and Publishers (“ASCAP”) related to royalties due to BMI and ASCAP in the amount of approximately $1.3 million. As of March 31, 2008, we have reserved approximately $0.5 million related to this dispute. On March 24, 2008, we submitted a formal offer to settle all amounts due related to all disputed matters with BMI and ASCAP totaling approximately $0.3 million. It is our position that the remaining portion of the total disputed amounts is attributable primarily to billings related to our time-brokered and simulcast stations, as well as other differences, for which we were improperly billed. BMI and ASCAP have communicated that they did not believe our proposal was acceptable. The parties are continuing their discussions.

We are subject to pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc.(1)

3.2	Amended and Restated Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture governing LBI Media Holdings, Inc.’s 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	Employment Agreement, dated February 27, 2008, by and between Liberman Broadcasting, Inc. and Wisdom Lu (3)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 17, 2007.
(2)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122), filed with the Securities and Exchange Commission on October 30, 2003, as amended.
(3)	Incorporated by reference to LBI Media Holdings, Inc.’s Annual Report on Form 10-K filed on March 31, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ Wisdom Lu
Wisdom Lu
Chief Financial Officer

Date: May 15, 2008