Form 10-Q
period 2008-06-30
LBI MEDIA HOLDINGS INC
filed 2008-08-14
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 14, 2008, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$528	$1,697
Accounts receivable (less allowances for doubtful accounts of $2,457 as of June 30, 2008 and $2,217 as of December 31, 2007)	22,736	17,780
Current portion of program rights, net	473	321
Amounts due from related parties	49	14
Current portion of notes receivable from related parties	451	449
Current portion of employee advances	52	81
Prepaid expenses and other current assets	1,045	1,166

Total current assets	25,334	21,508
Property and equipment, net	96,365	96,990
Broadcast licenses, net	382,684	382,574
Deferred financing costs, net	8,785	9,014
Notes receivable from related parties, excluding current portion	2,370	2,340
Employee advances, excluding current portion	1,560	1,127
Program rights, excluding current portion	955	228
Other assets	2,984	2,775

Total assets	$521,037	$516,556

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$2,140	$3,739
Accrued liabilities	3,511	3,642
Accrued interest	8,497	8,701
Current portion of long-term debt	1,343	1,239

Total current liabilities	15,491	17,321
Long-term debt, excluding current portion	425,608	421,522
Fair value of interest rate swap	4,120	4,194
Deferred income taxes	54,287	49,515
Other liabilities	2,173	1,603

Total liabilities	501,679	494,155

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares — 1,000
Issued and outstanding shares — 100	—	—
Additional paid-in capital	63,295	63,298
Accumulated deficit	(43,937)	(40,897)

Total stockholder’s equity	19,358	22,401

Total liabilities and stockholder’s equity	$521,037	$516,556

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues	$34,008	$32,515	$60,415	$57,660
Operating expenses:
Program and technical, exclusive of depreciation and amortization shown below	6,444	5,855	12,523	11,469
Promotional, exclusive of depreciation and amortization shown below	871	719	1,313	1,108
Selling, general and administrative, exclusive of deferred compensation benefit of $0 and $(2,820) for the three months ended June 30, 2008 and 2007, respectively, $0 and $(3,952) for the six months ended June 30, 2008 and 2007, respectively, and depreciation and amortization shown below	10,640	10,207	21,367	19,869
Deferred compensation benefit	—	(2,820)	—	(3,952)
Depreciation and amortization	2,381	2,227	4,864	4,527

Total operating expenses	20,336	16,188	40,067	33,021

Operating income	13,672	16,327	20,348	24,639
Interest expense, net of amount capitalized	(9,460)	(8,494)	(18,609)	(17,650)
Interest rate swap income	2,742	1,407	74	1,127
Interest and other income	24	66	56	105

Income before provision for income taxes	6,978	9,306	1,869	8,221
Provision for income taxes	(2,366)	(2,377)	(4,909)	(49,318)

Net income (loss)	$4,612	$6,929	$(3,040)	$(41,097)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net loss	$(3,040)	$(41,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,864	4,527
Amortization of deferred financing costs	729	601
Amortization of discount on subordinated notes	125	—
Amortization of program rights	280	322
Accretion on discount notes	3,459	3,108
Deferred compensation benefit	—	(3,952)
Interest rate swap income	(74)	(1,127)
Provision for doubtful accounts	637	521
Changes in operating assets and liabilities:
Accounts receivable	(5,593)	(2,626)
Deferred compensation payment	—	(1,374)
Program rights	(1,159)	—
Amounts due from related parties	(35)	15
Prepaid expenses and other current assets	121	194
Employee advances	(404)	8
Accounts payable and accrued expenses	(1,170)	(1,321)
Accrued interest	(204)	(1,383)
Deferred taxes payable	4,772	49,082
Other assets and liabilities	757	134

Net cash provided by operating activities	4,065	5,632

Investing activities
Purchases of property and equipment	(4,743)	(8,543)
Acquisition costs (including amounts deposited into escrow for the acquisition of selected television station assets)	(137)	(1,075)
Investment in PortalUno, Inc. (including acquisition costs)	(458)	—

Net cash used in investing activities	(5,338)	(9,618)

Financing activities
Proceeds from bank borrowings	24,700	15,000
Payments on bank borrowings	(24,094)	(57,941)
Payments of deferred financing costs	(499)	(307)
Contributions from Parent	—	47,946
Distributions to Parent	(3)	(1,950)

Net cash provided by financing activities	104	2,748

Net decrease in cash and cash equivalents	(1,169)	(1,238)
Cash and cash equivalents at beginning of period	1,697	1,501

Cash and cash equivalents at end of period	$528	$263

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable:
Purchase of property and equipment	$667	$350

Acquisition costs	$54	$—

Cash paid during the period for:
Interest	$14,465	$15,622

Income taxes	$214	$33

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

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance of senior discount notes (see Note 4) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends and distributions from its subsidiaries, which are subject to restriction by LBI Media’s senior credit facilities and the indenture governing the senior subordinated notes issued by LBI Media (see Note 4). Parent-only condensed financial information of LBI Media Holdings on a stand-alone basis has been presented in Note 12.

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

The Company’s television stations, KRCA, KZJL, KMPX, and KPNZ, service the Los Angeles, California, Houston, Texas, Dallas-Fort Worth, Texas and Salt Lake City, Utah markets, respectively. Also, the Company’s television station, KSDX, services the San Diego, California market. In October 2007, wildfires, which affected several parts of Southern California, burned down KSDX’s broadcasting facility. In the fourth quarter of 2007, the Company rebuilt this broadcasting facility and resumed service to the San Diego market in January 2008.

The Company’s television studio facilities in Burbank, California, Houston, Texas, and Dallas, Texas, are owned and operated by its indirect wholly owned subsidiaries, Empire Burbank Studios LLC (“Empire”), Liberman Television of Houston LLC and Liberman Television of Dallas LLC, respectively.

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

2. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The Company adopted on January 1, 2008, certain provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis, and has determined that such adoption has no effect on its financial position, results of operations and cash flows. The provisions of FAS 157 related to other non-financial assets and liabilities will be effective on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of FAS 157 will have on the Company’s financial position, results of operations and cash flows as it relates to other non-financial assets and non-financial liabilities.

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

In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning January 1, 2009. The Company is currently evaluating what impact, if any, the adoption of SFAS 161 will have on its financial statements.

3. Broadcast Licenses

The Company’s broadcast licenses are intangible assets with indefinite lives and are reviewed for impairment during the third quarter of each fiscal year, with additional evaluations performed if potential impairment indicators are noted. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.7 million at June 30, 2008 and December 31, 2007.

If indicators of impairment are identified and the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded. The Company completed its annual impairment review of its broadcast licenses in the third quarter of 2007 and conducted an additional review of the fair value of some of its broadcast licenses in the fourth quarter of 2007. The fair value of the Company’s broadcast licenses is determined by assuming that entry into the particular market took place as of the valuation date and considering the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. The Company adjusted the projected total advertising revenues in those markets, which was partially due to greater competition for revenues from non-traditional media, and determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market without taking into consideration the Company’s format or management capabilities. As a result, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of the Company’s broadcast licenses in the third and fourth quarters of 2007. The Company did not record a non-cash impairment write down for the three or six months ended June 30, 2008 and 2007 as no impairment indicators were present.

4. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
2006 Revolver due 2012	$15,750	$24,500
2006 Term Loan due 2012	117,500	108,075
2007 Senior Subordinated Notes due 2017	225,230	225,106
Senior Discount Notes due 2013	66,344	62,885
2004 Empire Note	2,127	2,195

	426,951	422,761
Less current portion	(1,343)	(1,239)

	$425,608	$421,522

LBI Media’s 2006 Revolver and 2006 Term Loan

In May 2006, LBI Media refinanced its then existing senior revolving credit facility with a $110.0 million senior term loan credit facility (as amended by the term loan commitment increase in January 2008, the “2006 Term Loan”) and a $150.0 million senior revolving credit facility (the “2006 Revolver”, and together with the 2006 Term Loan, the “2006 Senior Credit Facilities”). The 2006 Revolver includes a $5.0 million swing line sub-facility and allows for letters of credit up to the lesser of $5.0 million and the available remaining revolving commitment amount. In January 2008, LBI Media increased its 2006 Senior Term Loan by $10.0 million. LBI Media has the option to request its existing or new lenders under the 2006 Term Loan and under the 2006 Revolver to increase the aggregate amount of the 2006 Senior Credit Facilities, by an additional $40.0 million; however, its existing and new lenders are not obligated to do so. The increases under the 2006 Senior Credit Facilities, taken together, cannot exceed $50.0 million in the aggregate (including the $10.0 million increase in January 2008).

LBI Media must pay 0.25% of the original principal amount of the 2006 Term Loan each quarter plus 0.25% of amounts borrowed in connection with the term loan increase, and 0.25% of any additional principal amount incurred in the future under the 2006 Term Loan. There are no scheduled reductions of commitments under the 2006 Revolver.

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate or the LIBOR rate, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York), plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the original principal amount of the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for the $10.0 million increase in the Term Loan that occurred in January 2008 is 0.75% for base rate loans and 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Revolver and 2006 Term Loan bore interest at rates between 3.98% and 4.23%, including the applicable margin, at June 30, 2008.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. At June 30, 2008, LBI Media was in compliance with all such covenants.

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

In connection with the issuance of the 2006 Senior Credit Facilities, LBI Media entered into an interest rate swap agreement with a notional principal amount of $80.0 million for three years and $60.0 million for the following two years. LBI Media will receive interest at a fixed rate of 5.56% and pay interest at the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin specified in the agreements governing the 2006 Senior Credit Facilities. As this swap agreement did not meet the requirements for hedge accounting at its inception, changes in its fair value are recorded into earnings each period, with an offsetting asset or liability reflecting the fair value of the interest rate swap, related to the difference between the fixed rate and the floating rate of interest on the swap, recorded in the accompanying consolidated balance sheets. Accordingly, during the three months ended June 30, 2008 and 2007, the Company recognized interest rate swap income of $2.7 million and $1.4 million, respectively, and during the six months ended June 30, 2008 and 2007, the Company recognized interest rate swap income of $0.1 million and $1.1 million, respectively, in the accompanying consolidated statements of operations. As of June 30, 2008 and December 31, 2007, the Company had recorded a long-term liability of $4.1 million and $4.2 million, respectively, in its consolidated balance sheets.

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

LBI Media redeemed all of the outstanding 2002 Senior Subordinated Notes in August 2007 (the “Redemption Date”) at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to the Redemption Date.

LBI Media’s 2007 Senior Subordinated Notes

In July 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8.5% Senior Subordinated Notes due 2017 (the “2007 Senior Subordinated Notes”). The 2007 Senior Subordinated Notes were sold at 98.350% of the principal amount, resulting in gross proceeds of approximately $225.0 million. All of LBI Media’s subsidiaries are wholly owned and provide full and unconditional joint and several guarantees of the 2007 Senior Subordinated Notes.

The 2007 Senior Subordinated Notes bear interest at a rate of 8.5% per annum. Interest payments commenced on February 1, 2008 and are made on a semi-annual basis each February 1 and August 1. The 2007 Senior Subordinated Notes will mature on August 1, 2017.

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

The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below) earlier than one year prior to the stated maturity of the Senior Discount Notes unless such indebtedness is (i) unsecured, and (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. At June 30, 2008, LBI Media was in compliance with all such covenants.

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

Senior Discount Notes

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008 and instead the value of the notes will be increased each period until it equals $68.4 million on October 15, 2008; such accretion (approximately $1.7 million and $1.6 million for the three months ended June 30, 2008 and June 30, 2007, respectively, and approximately $3.5 million and $3.1 million for the six months ended June 30, 2008 and June 30, 2007, respectively) is recorded as additional interest expense. Thereafter, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15. The Senior Discount Notes may be redeemed by LBI Media Holdings at any time on or after October 15, 2008 at redemption prices specified in the indenture governing the Senior Discount Notes, plus accrued and unpaid interest. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of June 30, 2008, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the 2007 Senior Subordinated Notes.

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

Scheduled Debt Repayments

As of June 30, 2008, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

(in thousands)
2008	$671
2009	1,347
2010	1,355
2011	1,364
2012	129,224
Thereafter	292,990

$426,951

The above table does not include projected interest payments the Company may ultimately pay.

Interest Paid and Capitalized

The total amount of interest paid (net of amounts capitalized) was approximately $2.2 million and $4.7 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $14.5 million and $15.6 million for the six months ended June 30, 2008 and 2007, respectively. Interest is capitalized on individually significant construction projects during the construction period. The amount of interest capitalized was approximately $0 million and $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $0 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.

5. Interest Rate Swap

In July 2006, the Company entered into a floating-for-fixed interest rate swap to hedge the underlying interest rate risk on the expected outstanding balance of the 2006 Term Loan over time. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 5.56% on the $80.0 million notional amount and receives payments based on LIBOR. This swap fixes the interest rate at 7.06% and terminates in November 2011.

The Company accounts for its interest rate swap in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations. This interest rate swap essentially fixes the interest rate at the percentage noted above. However, changes in the fair value of the interest rate swap for each reporting period have been recorded in interest rate swap income in the accompanying condensed consolidated statements of operations, because the interest rate swap does not qualify for hedge accounting.

The Company measures the fair value of its interest rate swap on a recurring basis pursuant to FAS 157. FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes this swap contract as Level 2.

The fair value of the Company’s interest rate swap was $(4.1) million and $(4.2) million at June 30, 2008 and December 31, 2007, respectively. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instrument and other market conditions, and therefore is subject to significant estimation and a high degree of variability and fluctuation between periods.

6. Acquisitions

In November 2007, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, entered into an asset purchase agreement with R&R Radio Corporation, as seller, pursuant to which the buyers have agreed to acquire the selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. As of June 30, 2008, the Company had incurred approximately $0.6 million in acquisition costs related to this proposed acquisition, including $0.5 million deposited into escrow. Such costs are included in other assets in the accompanying condensed consolidated balance sheets. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) transmitter and other broadcast equipment used to operate the station. This acquisition is expected to close in 2008 and the Company intends to change the location of KDES-FM from Palm Springs, California to Redlands, California.

7. Commitments and Contingencies

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

The employment agreements contain provisions, however, that allow for limited accelerated vesting in the event of a change in control of the Parent (as defined in the applicable employment agreement). The “net value” (as defined in the applicable employment agreement) of the Parent was determined as of December 31, 2005 and December 31, 2006 for all but one of the employment agreements and, unless there is a change of control of the Parent (as defined in the applicable employment agreement), will be determined as of December 31, 2009 for the other employment agreements.

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

At June 30, 2008, the Company estimated that no employees had vested in any unpaid Incentive Compensation. During the six months ended June 30, 2007, the Company satisfied its obligations under an employment agreement that had a December 31, 2006 “net value” determination date with an aggregate cash payment of approximately $1.4 million, which was approximately $4.0 million less than the amount accrued as of December 31, 2006.

Litigation

In June 2005, eight former employees of Liberman Broadcasting of California LLC (“LBI Sub”), an indirect, wholly owned subsidiary of LBI Media Holdings, filed suit in Los Angeles County Superior Court alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI Sub. The complaint alleged, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under the California Business and Professions Code. Plaintiffs sought to recover, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and their attorneys’ fees. In June 2007, two former employees of LBI Sub filed another suit in Los Angeles County Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI Sub. The complaint alleged, among other things, violations of California labor laws with respect to providing meal and rest breaks. Plaintiffs sought, among other relief, unspecified liquidated and general damages, declaratory, equitable and injunctive relief, and attorney’s fees.

In July 2007, LBI Sub entered into a settlement agreement with class action representatives to settle, subject to court approval, these lawsuits. While LBI Sub denied the allegations in both lawsuits, it agreed to the final settlement of both actions that was approved by the court in January 2008 to avoid significant legal fees, other expenses and management time that would have to be devoted to the two litigation matters. The final settlement provided for a settlement payment of $469,000 (including attorneys’ fees and costs and administrative fees). Selling, general and administrative expenses for the three and six months ended June 30, 2007 include a litigation reserve of approximately $475,000 and $825,000, respectively, related to this matter. The Company reduced the total litigation reserve by $356,000 in the fourth quarter of 2007, reflecting the final settlement in January 2008.

In consideration of the settlement payment, the plaintiffs in both cases agreed to dismiss the two class actions with prejudice and to release all known and unknown claims arising out of or relating to such claims. Because the settlement has received court approval, the settlement has become effective and binding on the parties.

The Company is a party to an ongoing dispute with Broadcast Music, Inc. (“BMI”) and the American Society of Composers, Authors and Publishers (“ASCAP”) related to royalties due to BMI and ASCAP in the amount of approximately $1.6 million. As of June 30, 2008, the Company had reserved approximately $0.6 million related to this dispute. In March 2008, the Company submitted a formal offer to settle all amounts due related to all disputed matters with BMI and ASCAP totaling approximately $0.3 million. It is the Company’s position that the remaining portion of the total disputed amounts is attributable primarily to billings related to the Company’s time-brokered and simulcast stations, as well as other differences, for which the Company was improperly billed. BMI and ASCAP have communicated that they did not believe the Company’s proposal was acceptable. The parties are continuing their discussions.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

8. Related Party Transactions

The Company had approximately $2.9 million and $2.8 million due from stockholders of the Parent and from affiliated companies at June 30, 2008 and December 31, 2007, respectively. The Company loaned approximately $1.9 million to a stockholder of the Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009.

The Company also had approximately $690,000 due from one if its executive officers and directors at June 30, 2008 and December 31, 2007, which is included in employee advances, excluding current portion, in the accompanying consolidated balance sheets. The Company loaned approximately $690,000 to this individual in various transactions in 1998, 2002 and 2006. Except for $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2010.

In April 2008, Liberman Broadcasting of California LLC, an indirect wholly owned subsidiary of LBI Media Holdings, Inc. entered into a Purchase Agreement and an Investor’s Rights Agreement with PortalUno, Inc (“PortalUno”) and Reivax Technology, Inc (“Reivax”). Under these agreements, Liberman Broadcasting of California LLC purchased a number of shares of the Series A Preferred Stock of PortalUno representing 30% of the fully diluted capital stock of PortalUno. Liberman Broadcasting of California LLC purchased the shares for $450,000; $425,000 was paid in cash and $25,000 of consideration was paid in lieu of cash which represented the cancellation of a $25,000 note in favor of Liberman Broadcasting of California LLC. An employee of one of the Company’s indirect, wholly owned subsidiaries is an owner of Reivax, which holds the remaining ownership interest in PortalUno.

The Company accounts for its investment in PortalUno using the equity method under which the Company’s share of the net earnings is recognized in the Company’s statement of operations. The results of operations for PortalUno were not significant for the three and six months ended June 30, 2008, and therefore were not included in the accompanying consolidated financial statements. Additionally, condensed financial information has not been provided because the operations are not considered to be significant.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)
Net revenues:
Radio operations	$19,765	$17,075	$33,460	$29,136
Television operations	14,243	15,440	26,955	28,524

Consolidated net revenues	34,008	32,515	60,415	57,660

Operating expenses, excluding depreciation and amortization and deferred compensation benefit:
Radio operations	8,360	7,154	16,073	13,706
Television operations	9,595	9,627	19,130	18,740

Consolidated operating expenses, excluding depreciation and amortization and deferred compensation benefit	17,955	16,781	35,203	32,446

Operating income before depreciation and amortization and deferred compensation benefit:
Radio operations	11,405	9,921	17,387	15,430
Television operations	4,648	5,813	7,825	9,784

Consolidated operating income before depreciation and amortization and deferred compensation benefit	16,053	15,734	25,212	25,214

Depreciation and amortization expense:
Radio operations	1,271	1,079	2,522	2,231
Television operations	1,110	1,148	2,342	2,296

Consolidated depreciation and amortization expense	2,381	2,227	4,864	4,527

Deferred compensation benefit:
Radio operations	—	(2,820)	—	(3,952)

Consolidated deferred compensation benefit	—	(2,820)	—	(3,952)

Operating income:
Radio operations	10,134	11,662	14,865	17,151
Television operations	3,538	4,665	5,483	7,488

Consolidated operating income	$13,672	$16,327	$20,348	$24,639

Reconciliation of operating income before deferred compensation benefit and depreciation and amortization to income before income taxes:
Operating income before deferred compensation benefit, depreciation and amortization	$16,053	$15,734	$25,212	$25,214
Depreciation and amortization	(2,381)	(2,227)	(4,864)	(4,527)
Deferred compensation benefit	—	2,820	—	3,952
Interest expense, net of amounts capitalized	(9,460)	(8,494)	(18,609)	(17,650)
Interest rate swap income	2,742	1,407	74	1,127
Interest and other income	24	66	56	105

Income before income taxes	$6,978	$9,306	$1,869	$8,221

10. Parent Issuance of Class A Common Stock

In March 2007, affiliates of Oaktree Capital Management LLC and Tinicum Capital Partners II, L.P. purchased approximately 113 shares of Class A common stock of the Parent and the stockholders of the Parent. The sale of Class A common stock by the Parent resulted in net proceeds to the Parent at closing of approximately $117.3 million, after deducting approximately $7.7 million in closing and transaction costs. A portion of these net proceeds were used to repay the Parent’s 9% subordinated notes due 2014 and to redeem the related warrants. Approximately $47.9 million of the net proceeds were contributed by the Parent to LBI Media (through LBI Media Holdings). The contribution of $47.9 million was used by LBI Media to repay outstanding amounts under the 2006 Revolver in April 2007.

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

11. Income Taxes

The provision for income taxes for the three and six months ended June 30, 2008 was $2.4 million and $4.9 million, respectively, as compared to $2.4 million and $49.3 million for the three and six months, respectively, ended June 30, 2007. The deferred provision for income taxes for the three and six months ended June 30, 2008 was $2.4 million and $4.8 million, respectively, as compared to $2.4 million and $49.2 million for the three and six months, respectively, ended June 30, 2007. The Company became a C Corporation during the six month period ended June 30, 2007. As a result of the loss of S Corporation status, the Company recorded a one-time non-cash charge of $46.8 million to adjust its deferred tax accounts during the first six months of 2007. This charge is included in the provision for income taxes for the three and six months ended June 30, 2007 in the accompanying consolidated statements of operations.

The Company’s effective tax rate was 33.9% and 25.5% for the three months ended June 30, 2008 and 2007, respectively. This increase was primarily attributable to the absence of deferred compensation payments during the three months ended June 30, 2008. For the six months ended June 30, 2008 and 2007, respectively, the Company’s effective tax rate was 262.7% and 599.9%. This decrease was primarily attributable to the one-time non-cash charge of $46.8 million recorded during the six months ended June 30, 2007 to adjust the Company’s deferred tax accounts, partially offset by an increase in the Company’s deferred tax provision during the six months ended June 30, 2008, resulting from an increase in amortization of the Company’s indefinite-lived assets, and the absence of deferred compensation payment during the first six months of 2008.

The Company’s deferred tax liabilities as of June 30, 2008 and December 31, 2007 were approximately $54.3 million and $49.5 million, respectively, and result primarily from book and tax basis differences of the Company’s indefinite-lived intangible assets. The increase in the deferred tax liability during the six months ended June 30, 2008 results from the amortization of the Company’s indefinite-lived intangible assets that, for tax purposes, are amortized over fifteen years. In addition to the deferred tax liability for its indefinite-lived intangible assets, the Company has net deferred tax assets for which it has provided a full valuation allowance. The valuation allowance on deferred taxes relates to future deductible temporary differences and net operating losses for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. As of June 30, 2008 and December 31, 2007, the net deferred tax asset and the related valuation allowance were approximately $14.2 million and $10.1 million, respectively.

12. LBI Media Holdings, Inc. (Parent Company Only)

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

Condensed Balance Sheet Information:

(in thousands)

	As of
	June 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Deferred financing costs	$1,044	$1,142
Investment in subsidiaries	84,657	84,141
Other assets	1	3

Total assets	$85,702	$85,286

Liabilities and stockholder’s equity
Long term debt	$66,344	$62,885

Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	63,295	63,298
Accumulated deficit	(43,937)	(40,897)

Total stockholder’s equity	19,358	22,401

Total liabilities and stockholder’s equity	$85,702	$85,286

Condensed Statement of Operations Information:

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income (loss):
Equity in earnings (losses) of subsidiaries	$6,430	$8,568	$519	$(37,890)
Expenses:
Interest expense	(1,818)	(1,639)	(3,559)	(3,208)

Income (loss) before taxes	4,612	6,929	(3,040)	(41,098)
Income tax benefit	—	—	—	1

Net income (loss)	$4,612	$6,929	$(3,040)	$(41,097)

Condensed Statement of Cash Flows Information:

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows provided by operating activities:
Net loss	$(3,040)	$(41,097)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in (earnings) losses of subsidiaries	(519)	37,890
Amortization of deferred financing costs	98	99
Accretion on senior discount notes	3,459	3,108
Changes in prepaid expenses and other current assets	—	(1)
Change in other assets	2	(3)
Distributions from subsidiaries	3	1,908

Net cash provided by operating activities	3	1,904
Cash flows used in financing activities:
Contribution to subsidiaries	—	(47,900)
Contribution from Parent	—	47,946
Distributions to Parent	(3)	(1,950)

Net cash used in financing activities	(3)	(1,904)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

13. Subsequent Events

On August 8, 2008, two of LBI Media’s wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC (collectively the “Buyers”), entered into an asset purchase agreement with Latin America Broadcasting of Arizona, Inc. (the “Seller”) pursuant to which the Buyers agreed to acquire selected assets of television station KVPA-LP, Channel 42, licensed to Phoenix, Arizona, from the Seller. The selected assets include, among other things, (i) licenses and permits authorized by the Federal Communications Commission, or FCC, for or in connection with the operation of the station and (ii) transmission and other broadcast equipment used to operate the station. The total purchase price will be approximately $1.3 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Consummation of the acquisition is subject to customary closing conditions and regulatory approval from the FCC.

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

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national advertising time on our radio and television stations and the sale of time to brokered or infomercial customers on our radio and television stations. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations, and we generally do not obtain long-term commitments from our advertisers. As a result, our management team focuses on creating a diverse advertiser base, producing cost-effective, focused programming, providing creative advertising solutions for clients, executing targeted marketing campaigns to develop a local audience, implementing strict cost controls and cross-selling radio and television. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from agencies on local, regional and national advertising, and our net revenue reflects deductions from gross revenue for commissions to these agencies.

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

•	certain issuances of equity securities to employees or consultants of ours, Liberman Broadcasting, and our subsidiaries;

•	certain changes in the compensation arrangements with Jose Liberman, Lenard Liberman or certain of their respective family members;

•	material modifications in our business strategy and the business strategy of Liberman Broadcasting and our subsidiaries;

•	commencement of a bankruptcy proceeding related to us, Liberman Broadcasting, or our subsidiaries;

•	certain issuances of new equity securities to the public prior to March 30, 2010;

•	certain changes in Liberman Broadcasting’s corporate form to an entity other than a Delaware corporation;

•	any change in Liberman Broadcasting’s auditors to a firm that is not a big four accounting firm; and

•	certain change of control transactions.

Refinancing of LBI Media Senior Subordinated Notes

In July 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8 1/2% Senior Subordinated Notes that mature in 2017, resulting in gross proceeds of approximately $225.0 million and net proceeds of approximately $221.6 million after certain transaction costs. The net proceeds of the 8 1/2 % senior subordinated notes were used to redeem LBI Media’s 10 1/8% senior subordinated notes due 2012, to repay a portion of the borrowings under LBI Media’s senior revolving credit facility and for general corporate purposes. The 10 1/8% senior subordinated notes were redeemed in full in August 2007. See “—Liquidity and Capital Resources” for more information on the 8 1/2% senior subordinated notes.

Acquisitions

On August 8, 2008, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, entered into an asset purchase agreement with Latin America Broadcasting of Arizona, Inc., as the seller, pursuant to which the we have agreed to acquire selected assets of television station KVPA-LP, Channel 42, licensed to Phoenix, Arizona, from the seller. The selected assets include, among other things, (i) licenses and permits authorized by the Federal Communications Commission, or FCC, for or in connection with the operation of the station and (ii) transmission and other broadcast equipment used to operate the station. The total purchase price will be approximately $1.3 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Consummation of the acquisition is subject to customary closing conditions and regulatory approval from the FCC.

In November 2007, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, consummated the acquisition of selected assets of television station KPNZ-TV, Ogden, Utah, that was owned and operated by Utah Communications, LLC pursuant to that certain asset purchase agreement, entered into by the parties in May 2007. The selected assets include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the television station and (ii) broadcast and other television studio equipment used to operate the television station. The purchase of these assets marks our first entry into this market. The total purchase price of approximately $10.0 million was paid in cash through borrowings under LBI Media’s senior credit facilities.

Also in November 2007, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, entered into an asset purchase agreement with R&R Radio Corporation, as the seller, pursuant to which we have agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. The selected assets include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) transmitter and other broadcast equipment used to operate the station, and (iii) other related assets. We intend to change the programming format and the location of KDES-FM from Palm Springs, California to Redlands, California.

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

In September 2007, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, consummated the acquisition of selected assets of radio station KWIE-FM (currently known as KRQB-FM), 96.1 FM, licensed to San Jacinto, California, from KWIE, LLC, KWIE Licensing LLC and Magic Broadcasting, Inc. pursuant to an asset purchase agreement entered into by the parties in July 2007. The total purchase price of approximately $25.0 million was paid for in cash primarily through borrowings under LBI Media’s senior secured revolving credit facility. The assets that were acquired include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the radio station and (ii) broadcast and other studio equipment used to operate the radio station.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenues:
Radio	$19,765	$17,075	$33,460	$29,136
Television	14,243	15,440	26,955	28,524

Total	$34,008	$32,515	$60,415	$57,660

Total operating expenses before deferred compensation benefit and depreciation and amortization:
Radio	$8,360	$7,154	$16,073	$13,706
Television	9,595	9,627	19,130	18,740

Total	$17,955	$16,781	$35,203	$32,446

Deferred compensation benefit:
Radio	$—	$(2,820)	$—	$(3,952)

Total	$—	$(2,820)	$—	$(3,952)

Depreciation and amortization:
Radio	$1,271	$1,079	$2,522	$2,231
Television	1,110	1,148	2,342	2,296

Total	$2,381	$2,227	$4,864	$4,527

Operating income:
Radio	$10,134	$11,662	$14,865	$17,151
Television	3,538	4,665	5,483	7,488

Total	$13,672	$16,327	$20,348	$24,639

Adjusted EBITDA (1):
Radio	$11,405	$12,741	$17,387	$19,382
Television	4,648	5,813	7,825	9,784

Total	$16,053	$18,554	$25,212	$29,166

(1)	We define Adjusted EBITDA as net income (loss) plus income tax expense, net interest expense, interest rate swap income, and depreciation and amortization. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain non-cash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net cash provided by operating activities	$8,106	$6,247	$4,065	$5,632
Add:
Income tax expense	2,366	2,377	4,909	49,318
Interest expense and other income, net	9,436	8,428	18,553	17,545
Less:
Amortization of deferred financing costs	(367)	(301)	(729)	(601)
Amortization of discount on subordinated notes	(63)	—	(125)	—
Amortization of program rights	(144)	(144)	(280)	(322)
Accretion on senior discount notes	(1,768)	(1,589)	(3,459)	(3,108)
Provision for doubtful accounts	(392)	(300)	(637)	(521)
Deferred compensation benefit	—	2,820	—	3,952
Changes in operating assets and liabilities:
Accounts receivable	5,598	5,080	5,593	2,626
Cash overdraft	773	—	—	—
Deferred compensation payment	—	—	—	1,374
Program rights	(1)	—	1,159	—
Amounts due from related parties	16	(6)	35	(15)
Prepaid expenses and other current assets	(101)	(156)	(121)	(194)
Employee advances	274	(13)	404	(8)
Accounts payable and accrued expenses	(257)	565	1,170	1,321
Accrued interest	(5,081)	(2,088)	204	1,383
Deferred taxes payable	(2,391)	(3,023)	(4,772)	(49,082)
Other assets and liabilities	49	657	(757)	(134)

Adjusted EBITDA	$16,053	$18,554	$25,212	$29,166

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Net revenues. Net revenues increased by $1.5 million, or 4.6%, to $34.0 million for the three months ended June 30, 2008, from $32.5 million for the same period in 2007. The increase was primarily attributable to increased advertising revenue in all of our radio markets, partially offset by declines in our California and Texas television markets.

Net revenues for our radio segment increased by $2.7 million, or 15.8%, to $19.8 million for the three months ended June 30, 2008, from $17.1 million for the same period in 2007. This growth was attributable to an increase in revenue across all of our radio markets — Los Angeles, Dallas and Houston — reflecting improved station ratings and increased advertiser acceptance of our station formats.

Net revenues for our television segment decreased by $1.2 million, or 7.8%, to $14.2 million for the three months ended June 30, 2008, from $15.4 million for the same period in 2007. This decrease was primarily attributable to lower infomercial sales, partially offset by increased national advertising revenue as a result of the improved ratings of our internally produced television programs.

We currently anticipate net revenue growth for the remainder of 2008, primarily due to continued growth in our radio segment, partially offset by softness in our television segment.

Total operating expenses. Total operating expenses increased by $4.1 million, or 25.6%, to $20.3 million for the three months ended June 30, 2008 from $16.2 million for the same period in 2007. This increase was primarily attributable to:

(1)	a $2.8 million decrease in deferred compensation benefit, reflecting the impact of the accrual reduction that we recorded in the second quarter of 2007;

(2)	a $0.6 million increase in programming and technical expenses primarily related to (a) additional expenses for our radio station in the Riverside and San Bernardino region of our Los Angeles market that we began operating in August 2007 and our Salt Lake City television station that we acquired in November 2007 and (b) an increase in music license fees;

(3)	a $0.4 million increase in selling, general and administrative expenses primarily attributable to incremental expenses related to our Riverside-San Bernardino radio station and our television station in Salt Lake City each acquired in the second half of 2007, which expenses were partially offset by a decline in professional fees;

(4)	a $0.2 million increase in depreciation and amortization, primarily due to incremental expenses relating to our 2007 asset acquisitions and the completion of construction on two radio tower sites in Texas in the fourth quarter of 2007; and

(5)	a $0.1 million increase in promotional expenses.

As noted above, we recognized a deferred compensation benefit of $2.8 million in the second quarter of 2007 and no deferred compensation expense or benefit for the same period in 2008. The $2.8 million benefit recorded during the second quarter of 2007 resulted from a reduction in the deferred compensation accrual because the amounts that were ultimately paid to employees in 2007 were less than the amounts that had been accrued at December 31, 2006. Our deferred compensation liability can increase in future periods based on changes in an employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting, Inc. See “—Critical Accounting Policies—Deferred Compensation”.

We believe that our total operating expenses, before consideration of any impairment charges and adjustments to deferred compensation expense or benefit, will increase in the remainder of 2008 due to (a) additional expenses related to our radio station in the Riverside and San Bernardino region of our Los Angeles market and our television station in Salt Lake City, each acquired in the second half of 2007, (b) increased programming costs for our television segment and increased sales commissions and (c) administrative expenses associated with our anticipated net revenue growth. Continued growth in expenses may also occur as a result of future acquisitions of radio and television assets. We anticipate that the growth rate of our 2008 total operating expenses, excluding any impairment charges and deferred compensation, will be lower than the growth rate of our 2008 net revenue. This expectation could be negatively impacted by the number and size of additional radio and television assets that we acquire, if any, during the remainder of 2008.

Total operating expenses for our radio segment increased by $4.2 million, or 77.9%, to $9.6 million for the three months ended June 30, 2008, from $5.4 million in the three months ended June 30, 2007. This increase was primarily attributable to:

(1)	a $2.8 million decrease in deferred compensation benefit, reflecting the impact of the accrual reduction we recorded in the second quarter of 2007;

(2)	a $0.6 million increase in selling, general and administrative expenses, primarily due to (a) increased salaries, including new personnel and start-up costs in connection with our recently acquired radio station in the Riverside and San Bernardino region of our Los Angeles market and (b) additional expenses incurred for our Dallas radio stations, reflecting the overall growth in net revenues;

(3)	a $0.5 million increase in programming and technical expenses primarily associated with (a) our radio station in the Riverside and San Bernardino region of our Los Angeles market acquired in September 2007, (b) the expansion of our programming department in Dallas and (c) an increase in music license fees;

(4)	a $0.2 million increase in depreciation and amortization primarily due to incremental expenses relating to our 2007 asset acquisitions and the completion of construction on two radio tower sites in Texas in the fourth quarter of 2007; and

(5)	a $0.1 million increase in promotional expenses.

Total operating expenses for our television segment decreased by $0.1 million, or 0.6%, to $10.7 million for the three months ended June 30, 2008, from $10.8 million for the same period in 2007. This decrease was primarily due to a $0.2 million decrease in selling, general and administrative expenses primarily attributable to lower professional fees and was partially offset by incremental expenses incurred for our television station in Salt Lake City acquired in November 2007. The overall change in operating expenses for our television segments also reflects the impact of a $0.1 million increase in programming and technical expenses.

Interest expense, net. Interest expense, net, was $9.5 million and $8.5 million for the three months ended June 30, 2008 and 2007, respectively. As a result of the acquisitions we completed in the second half of 2007, our average debt balance increased in the second quarter of 2008, as compared to the same period in 2007. While the average interest rates were lower in the second quarter of 2008 compared to the same period in 2007, they did not completely offset the higher average balances. As a result, interest expense increased by $1.0 million for the three months ended June 30, 2008 as compared to the same period in 2007.

Our interest expense may increase in the remainder of 2008 if we borrow additional amounts under LBI Media’s senior revolving credit facility to acquire additional radio or television station assets, including the acquisition of the selected assets of radio station KDES-FM from R&R Radio Corporation and KVPA-LP from Latin America Broadcasting of Arizona, Inc. See “—Acquisitions.”

Interest rate swap income. Interest rate swap income increased by $1.3 million to $2.7 million for the three months ended June 30, 2008, from $1.4 million for the same period of 2007. This increase was attributable to a greater change in the fair market value of our interest rate swap during the second quarter of 2008, as compared to the same period in 2007.

Provision for income taxes. Our provision for income taxes remained flat at $2.4 million for the three months ended June 30, 2008, as compared to the same period in 2007. Our effective tax rate increased to 33.9% in the second quarter of 2008, as compared to 25.5% in the second quarter of 2007 as a result of the absence of deferred compensation payments during the three months ended June 30, 2008.

Net income. We recognized net income of $4.6 million for the three months ended June 30, 2008, as compared to $6.9 million for the same period of 2007, a decrease of $2.3 million. This change was primarily attributable to the $2.8 million decrease in deferred compensation benefit reflecting the impact of the accrual reduction we recorded in the second quarter of 2007, as described above, and higher interest expense, partially offset by higher interest rate swap income.

Adjusted EBITDA. Adjusted EBITDA decreased by $2.5 million, or 13.5%, to $16.1 million for the three months ended June 30, 2008 as compared to $18.6 million for the same period in 2007. This change primarily resulted from the $2.8 million decrease in deferred compensation benefit, partially offset by higher revenues.

Adjusted EBITDA for our radio segment decreased by $1.3 million, or 10.5%, to $11.4 million for the three months ended June 30, 2008, as compared to $12.7 million for the same period in 2007. The decrease was primarily the result of the $2.8 million decrease in deferred compensation benefit, partially offset by higher net revenues.

Adjusted EBITDA for our television segment decreased by $1.2 million, or 20.0%, to $4.6 million for the three months ended June 30, 2008, from $5.8 million for the same period in 2007. This decrease was primarily the result of lower advertising revenue and incremental operating expenses related to our Utah television station acquired in November 2007 as discussed above.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Net revenues. Net revenues increased by $2.7 million, or 4.8%, to $60.4 million for the six months ended June 30, 2008, from $57.7 million for the same period in 2007. The increase was primarily attributable to increased advertising revenue in all of our radio markets, partially offset by declines in our California and Texas television markets.

Net revenues for our radio segment increased by $4.3 million, or 14.8%, to $33.4 million for the six months ended June 30, 2008, from $29.1 million for the same period in 2007. This growth was attributable to an increase in revenue across all of our radio markets — Los Angeles, Dallas and Houston — reflecting improved station ratings and increased advertiser acceptance of our station formats.

Net revenues for our television segment decreased by $1.6 million, or 5.5%, to $27.0 million for the six months ended June 30, 2008, from $28.4 million for the same period in 2007. This decrease was primarily attributable to lower advertising revenue in our California and Texas markets, partially offset by incremental advertising revenue in our Utah market.

Total operating expenses. Total operating expenses increased by $7.1 million, or 21.3%, to $40.1 million for the six months ended June 30, 2008 from $33.0 million for the same period in 2007. This increase was primarily attributable to:

(1)	a $4.0 million decrease in deferred compensation benefit, reflecting the impact of the accrual reduction that we recorded in the first six months of 2007;

(2)	a $1.5 million increase in selling, general and administrative expenses primarily attributable to (a) start-up costs and additional expenses related to our radio station in the Riverside and San Bernardino region of our Los Angeles market and our television station in Salt Lake City, each acquired in the second half of 2007 and (b) additional expenses incurred for our Dallas radio stations, reflecting the overall growth in net revenue;

(3)	a $1.1 million increase in programming and technical expenses primarily related to (a) additional expenses for our Riverside-San Bernardino radio station that we began operating in August 2007 and our Salt Lake City television station that we acquired in November 2007 and (b) an increase in music license fees;

(4)	a $0.3 million increase in depreciation and amortization, primarily due to incremental expenses relating to our 2007 asset acquisitions and the completion of construction on two radio tower sites in Texas in the fourth quarter of 2007; and

(5)	a $0.2 million increase in promotional expenses.

As noted above, we recognized a deferred compensation benefit of $4.0 million in the first six months of 2007 compared to no deferred compensation expense or benefit for the same period in 2008. The $4.0 million benefit recorded during the first six months of

2007 resulted from a reduction in the deferred compensation accrual because the amounts that were ultimately paid to employees in the first six months of 2007 were less than the amounts that had been accrued at December 31, 2006. Our deferred compensation liability can increase in future periods based on changes in an employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting, Inc. See “—Critical Accounting Policies—Deferred Compensation”.

Total operating expenses for our radio segment increased by $6.6 million, or 55.2%, to $18.6 million for the six months ended June 30, 2008, from $12.0 million in the six months ended June 30, 2007. This increase was primarily attributable to:

(1)	a $4.0 million decrease in deferred compensation benefit, reflecting the impact of the accrual reduction we recorded in the first six months of 2007;

(2)	a $1.4 million increase in selling, general and administrative expenses, primarily due to (a) increased salaries, including new personnel and start-up costs in connection with our radio station in the Riverside and San Bernardino region of our Los Angeles market acquired in September 2007 and (b) higher expenses incurred for our Dallas radio stations, reflecting the overall growth in net revenue;

(3)	a $0.8 million increase in programming and technical expenses primarily associated with (a) our radio station in the Riverside and San Bernardino region of our Los Angeles market acquired in September 2007, (b) the expansion of our programming department in Dallas and (c) an increase in music license fees;

(4)	a $0.3 million increase in depreciation and amortization primarily due to incremental expenses relating to our 2007 asset acquisitions and the completion of construction on two radio tower sites in Texas in the fourth quarter of 2007; and

(5)	a $0.1 million increase in promotional expenses.

Total operating expenses for our television segment increased by $0.5 million, or 2.1%, to $21.5 million for the six months ended June 30, 2008, from $21.0 million for the same period in 2007. This increase was primarily due to:

(1)	a $0.2 million increase in programming and technical expenses reflecting incremental expenses for our Salt Lake City station acquired in November 2007;

(2)	a $0.1 million increase in selling, general and administrative expenses primarily attributable to start up costs and other expenses incurred for our television station in Salt Lake City acquired in November 2007, partially offset by a decline in professional fees;

(3)	a $0.1 million increase in depreciation and amortization; and

(4)	a $0.1 million increase in promotional expenses.

Interest expense, net. Interest expense, net, was $18.6 million and $17.6 million for the six months ended June 30, 2008 and 2007, respectively. As a result of our 2007 acquisitions, our average debt balance increased in the first six months of 2008, as compared to the same period in 2007. While the average interest rates were lower through the first half of 2008, as compared to the same period in 2007, they did not completely offset the higher average balances. As a result, interest expense increased by $1.0 million for the six months ended June 30, 2008 as compared to the same period in 2007.

Interest rate swap income. Interest rate swap income decreased by $1.0 million to $0.1 million for the six months ended June 30, 2008, from $1.1 million for the same period of 2007. This decrease was attributable to a smaller change in the fair market value of our interest rate swap during the six months ended June 30, 2008, as compared to the same period of 2007.

Provision for income taxes. Our provision for income taxes decreased by $44.4 million, to $4.9 million for the six months ended June 30, 2008, from $49.3 million for the corresponding period in 2007. As described above under “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock,” certain investors purchased shares of our parent’s Class A common stock in March 2007. As a result, our parent no longer qualified as an S corporation and we and our subsidiaries no longer qualified as qualified subchapter S corporations. Accordingly, we recorded a one-time non-cash charge of $46.8 million to adjust our deferred tax accounts in the first six months of 2007. Our effective tax rate decreased to 262.7% for the six months ended June 30, 2008, as compared to 599.9% in the same period last year, as a result of the $46.8 million one-time charge recorded during the first six months of 2007, partially offset by an increase in our deferred tax provision during the six months ended June 30, 2008, resulting from an increase in amortization of our indefinite-lived assets and the absence of deferred compensation payments during the first six months of 2008.

Net loss. We recognized a net loss of $3.0 million for the six months ended June 30, 2008, as compared to a net loss of $41.1 for the same period of 2007, a decrease of $38.1 million. This change was primarily attributable to the $44.4 million decrease in our income tax provision, partially offset by the $4.0 million decrease in deferred compensation benefit, higher interest expense and lower interest rate swap income.

Adjusted EBITDA. Adjusted EBITDA decreased by $4.0 million, or 13.6%, to $25.2 million for the six months ended June 30, 2008 as compared to $29.2 million for the same period in 2007 primarily as a result of the $4.0 million decrease in deferred compensation benefit reflecting the impact of the accrual reduction we recorded in the first six months of 2007, as described earlier.

Adjusted EBITDA for our radio segment decreased by $2.0 million, or 10.3%, to $17.4 million for the six months ended June 30, 2008, as compared to $19.4 million for the same period in 2007. The decrease was primarily the result of the $4.0 million decrease in deferred compensation benefit, partially offset by higher net revenues.

Adjusted EBITDA for our television segment decreased by $2.0 million, or 20.0%, to $7.8 million for the six months ended June 30, 2008, from $9.8 million for the same period in 2007. This decrease was primarily the result of lower advertising revenue and increased operating expenses related to our Utah television station acquired in November 2007 as discussed above.

Liquidity and Capital Resources

LBI Media’s Senior Credit Facilities. Our primary sources of liquidity are cash provided by operations and available borrowings under LBI Media’s $150.0 million senior revolving credit facility. In May 2006, LBI Media refinanced its prior $220.0 million senior revolving credit facility with a $150.0 million senior revolving credit facility and a $110.0 million senior term loan facility. In January 2008, LBI Media entered into a commitment increase agreement pursuant to which its senior term loan facility increased by $10.0 million. LBI Media borrowed the full amount of the increase in the commitment.

LBI Media has the option to request its existing or new lenders under its senior secured term loan and revolving credit facilities to increase the aggregate amount of its senior credit facilities by an additional $40.0 million; however, its existing and new lenders are not obligated to do so. The increases under the senior secured revolving credit facility and the senior secured term loan credit facility, taken together, cannot exceed $50.0 million in the aggregate (including the $10.0 million increase in January 2008).

Under the senior revolving credit facility, LBI Media has a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to LBI Media under the senior revolving credit facility and may not exceed the lesser of $5.0 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the senior revolving credit facility. Under the senior term loan facility, LBI Media must pay, each quarter, 0.25% of the original principal amount of the term loans, plus 0.25% of the additional amount borrowed in January 2008 and 0.25% of any additional principal amount incurred in the future under the senior term loan facility. The senior credit facilities mature on March 31, 2012.

As of June 30, 2008, LBI Media had $15.8 million aggregate principal amount outstanding under the senior revolving credit facility and $117.5 million aggregate principal amount of outstanding senior term loans.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate or the LIBOR rate, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York), plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. Including the $10.0 million increase to LBI Media’s senior secured term loan facility in January 2008, the applicable margin for term loans ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those loans are incurred. Interest on base rate loans is payable quarterly in arrears, and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At June 30, 2008, borrowings under LBI Media’s senior credit facilities bore interest at rates between 3.98% and 4.23%, including the applicable margin.

Under the indentures governing LBI Media’s 8 1/2% senior subordinated notes and our senior discount notes (described below), LBI Media is limited in its ability to borrow under the senior revolving credit facility and to borrow additional amounts under the senior term loan facility. LBI Media may borrow up to an aggregate of $260.0 million under the senior credit facilities (subject to certain reductions under certain circumstances) without having to comply with specified leverage ratios under the indentures governing its 8 1/2% senior subordinated notes and our senior discount notes, but any amount over $260.0 million that LBI Media may borrow under the senior credit facilities (subject to certain reductions under certain circumstances) will be subject to LBI Media’s and our compliance with specified leverage ratios (as defined in the indentures governing LBI Media’s 8 1/2% senior subordinated notes and our senior discount notes). Also, the indenture governing LBI Media’s 8 1/2% senior subordinated notes prohibits borrowings under LBI Media’s senior credit facilities, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to their stated maturity.

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

LBI Media’s 8 1/2% Senior Subordinated Notes. In July 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8 1/2% Senior Subordinated Notes that mature in 2017, resulting in gross proceeds of approximately $225.0 million and net proceeds of approximately $221.6 million after deducting certain transaction costs. Under the terms of LBI Media’s 8 1/2% senior subordinated notes, it must pay semi-annual interest payments of approximately $9.7 million each February 1 and August 1. These payments commenced on February 1, 2008. LBI Media may redeem the 8 1/2% senior subordinated notes at any time on or after August 1, 2012 at redemption prices specified in the indenture governing its 8 1/2% senior subordinated notes, plus accrued and unpaid interest. At any time prior to August 1, 2012, LBI Media may redeem some or all of its 8 1/2% senior subordinated notes at a redemption price equal to a “make whole” amount as set forth in the indenture governing such senior subordinated notes. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings completed on or prior to August 1, 2010 at a redemption price of 108.5% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the applicable redemption date.

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

Senior Discount Notes. In October 2003, we issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest will not accrue or be payable on the senior discount notes prior to October 15, 2008, and instead the accreted value of the senior discount notes will increase until such date. Thereafter, cash interest on the senior discount notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15, with the first payment due on April 15, 2009. We may redeem the senior discount notes at any time on or after October 15, 2008 at redemption prices specified in the indenture governing our senior discount notes, plus accrued and unpaid interest.

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

The following table summarizes our various levels of indebtedness at June 30, 2008.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$15.8 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio

LBI Media, Inc.	Senior secured term loan credit facility	$117.5 million	March 31, 2012	LIBOR or base rate, plus an applicable margin

LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million aggregate principal amount at maturity	October 15, 2013	11%

Empire Burbank Studios LLC	Mortgage note	$2.1 million	July 1, 2019	5.52%

Cash Flows. Cash and cash equivalents were $0.5 million and $1.7 million at June 30, 2008 and December 31, 2007, respectively.

Net cash provided by operating activities was $4.1 million and $5.6 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in our net cash provided by operating activities during the six months ended June 30, 2008 as compared to 2007 was primarily the result of increases in accounts receivable and television program purchases.

Net cash used in investing activities was $5.4 million and $9.6 million for the six months ended June 30, 2008 and 2007, respectively. The decrease was primarily attributable to lower capital expenditures and acquisition costs during the six months ended June 30, 2008, as compared to the same period in 2007.

Net cash provided by financing activities was $0.1 million and $2.7 million for the six months ended June 30, 2008 and 2007, respectively. Net cash provided by financing activities for the six months ended June 30, 2007 included a $47.9 million capital contribution from our parent, resulting from the issuance of its Class A common stock during the period. We, in turn, contributed the net proceeds to LBI Media, which were used to pay down outstanding borrowings under its senior credit facility. Net cash provided by financing activities for the 2007 period also included approximately $5.0 million in net bank borrowings, excluding the $47.9 million repayment described above, as compared to $0.6 million for the six months ended June 30, 2008, and $2.0 million in distributions to our parent.

Contractual Obligations. Other than the additional $10.0 million borrowing under our senior term loan facility described above, we had no material changes in commitments for long-term debt obligations or operating lease obligations as of June 30, 2008 as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2007. We anticipate that funds generated from operations and funds available under LBI Media’s senior revolving credit facility will be sufficient to meet our working capital and capital expenditure needs in the foreseeable future.

Expected Use of Cash Flows. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include purchasing additional transmission equipment for all of our television stations relating to our digital signal conversion at an estimated cost of $3.5 million. In connection with the purchase of the selected assets of five radio stations from Entravision Communications Corporation, one of our indirect, wholly owned subsidiaries, Liberman Broadcasting of Dallas, Inc. (predecessor in interest to Liberman Broadcasting of Dallas LLC), also purchased a building in Dallas, Texas to accommodate our growth in stations owned and operated in the Dallas-Fort Worth market. We estimate we will spend approximately $10.0 million on improvements and equipment for our new Dallas building. In addition, our senior discount notes will begin accruing cash interest at a rate of 11% per year on October 15, 2008, with the first payment due on April 15, 2009. The interest payments will be payable on April 15 and October 15 of each year until the notes mature on October 15, 2013. Prior to October 15, 2008, our senior discount notes have not been accruing cash interest and instead the accreted value of the notes has been increasing.

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

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income (loss) plus income tax expense, net interest expense, interest rate swap income and depreciation and amortization.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 9.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3.0% of our outstanding receivables as of June 30, 2008, from 9.8% to 12.8% or $2.5 million to $3.3 million, would result in a decrease in pre-tax income of $0.8 million for the three months and six months ended June 30, 2008.

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

We completed our 2007 annual impairment review of our broadcast licenses in the third quarter of 2007 and conducted an additional review of the fair value of some of our broadcast licenses in the fourth quarter of 2007. For purposes of our impairment testing, the unit of accounting is each individual FCC license or, in situations where there are multiple stations in a particular market that broadcast the same programming (that is, simulcast), it is the cluster of stations broadcasting the programming. We determined the fair value of each of our broadcast licenses by assuming that entry into the particular market took place as of the valuation date and considered the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. We adjusted the projected total advertising revenues to be generated in certain of these markets downward due to a general slowdown in broadcast revenues in those markets, which was partially explained by greater competition for revenues from non-traditional media. We determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market and did not take into consideration our format or management capabilities. As no impairment indicators were identified, we had no impairment write-downs for the six months ended June 30, 2008 and 2007. We will perform our 2008 annual impairment review in the third quarter.

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

At June 30, 2008, we estimated that no employees had vested in any unpaid deferred compensation. During the six months ended June 30, 2007, we satisfied our obligations under an employment agreement that had a December 31, 2006 “net value” determination date with an aggregate cash payment of approximately $1.4 million, which was approximately $4.0 million less than the amount accrued as of December 31, 2006. We also have an employment agreement with a “net value” determination date of December 31, 2009.

If we assumed no change in the “net value” of Liberman Broadcasting from that at June 30, 2008, we would not expect to record any deferred compensation expense during the remainder of 2008 relating solely to the time vesting portion of the deferred compensation. The agreements require us to pay the deferred compensation amounts in cash until Liberman Broadcasting’s common stock becomes publicly traded, at which time we may pay these amounts in cash or Liberman Broadcasting’s common stock, at our option.

Commitments and contingencies

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called “contingencies,” and our accounting for these events is prescribed by SFAS No. 5, “Accounting for Contingencies.”

The accrual of a contingency involves considerable judgment on the part of our management. We use our internal expertise, and outside experts (such as lawyers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. We currently do not have any material contingencies that we believe require loss accruals; however, we refer you to Note 7 of our condensed consolidated financial statements for discussion of other known contingencies.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 157, “Fair Value

Measurements” (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. We adopted certain provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis on January 1, 2008, and have determined that such adoption has no effect on our financial position, results of operations and cash flows. The provisions of FAS 157 related to other non-financial assets and liabilities will be effective on January 1, 2009, and will be applied prospectively. We are currently evaluating the impact, if any, that these provisions of FAS 157 will have on our financial position, results of operations and cash flows as it relates to other non-financial assets and liabilities.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R is effective beginning January 1, 2009. We are currently evaluating what impact, if any, the adoption of FAS 141R will have on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the Parent. FAS 160 is effective beginning January 1, 2009. We are currently evaluating what impact, if any, the adoption of FAS 160 will have on our financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures for derivative and hedging activities. FAS 161 will become effective beginning January 1, 2009. We are currently evaluating what impact, if any, the adoption of FAS 161 will have on our financial statements.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on the foregoing, our President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our dispute with Broadcast Music, Inc and the American Society of Composers, Authors and Publishers related to royalties is ongoing. No material developments in these proceedings occurred during the three months ended June 30, 2008. For more information on these proceedings, see “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

We are subject to pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc.(1)

3.2	Amended and Restated Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture governing LBI Media Holdings, Inc.’s 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	Asset Purchase Agreement, dated August 8, 2008, by and among KRCA Television LLC, KRCA License LLC and Latin America Broadcasting of Arizona, Inc. *

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 17, 2007.
(2)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122), filed with the Securities and Exchange Commission on October 30, 2003, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ Wisdom Lu
Wisdom Lu
Chief Financial Officer

Date: August 14, 2008