Form 10-Q
period 2008-09-30
LBI MEDIA HOLDINGS INC
filed 2008-11-14
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definitions of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 14, 2008, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2008	December 31, 2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$357	$1,697
Accounts receivable (less allowances for doubtful accounts of $2,499 as of September 30, 2008 and $2,217 as of December 31, 2007)	22,344	17,780
Current portion of program rights, net	433	321
Amounts due from related parties	53	14
Current portion of notes receivable from related parties	454	449
Current portion of employee advances	83	81
Prepaid expenses and other current assets	1,199	1,166

Total current assets	24,923	21,508

Property and equipment, net	95,674	96,990
Broadcast licenses, net	336,020	382,574
Deferred financing costs, net	8,451	9,014
Notes receivable from related parties, excluding current portion	2,385	2,340
Employee advances, excluding current portion	1,543	1,127
Program rights, excluding current portion	862	228
Other assets	3,987	2,775

Total assets	$473,845	$516,556

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$3,284	$3,739
Accrued liabilities	3,188	3,642
Accrued interest	3,647	8,701
Current portion of long-term debt	1,343	1,239

Total current liabilities	11,462	17,321

Long-term debt, excluding current portion	429,321	421,522
Fair value of interest rate swap	4,208	4,194
Deferred income taxes	38,702	49,515
Other liabilities	2,250	1,603

Total liabilities	485,943	494,155

Commitments and contingencies

Stockholder’s (deficiency) equity:
Common stock, $0.01 par value:
Authorized shares — 1,000
Issued and outstanding shares — 100	—	—
Additional paid-in capital	63,056	63,298
Accumulated deficit	(75,154)	(40,897)

Total stockholder’s (deficiency) equity	(12,098)	22,401

Total liabilities and stockholder’s (deficiency) equity	$473,845	$516,556

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues	$30,843	$30,323	$91,258	$87,983
Operating expenses:
Program and technical, exclusive of depreciation and amortization, loss on disposal of property and equipment and impairment of broadcast licenses shown below	6,892	5,852	19,415	17,321
Promotional, exclusive of depreciation and amortization, loss on disposal of property and equipment and impairment of broadcast licenses shown below	1,026	938	2,339	2,046
Selling, general and administrative, exclusive of deferred compensation benefit of $0 for the three months ended September 30, 2008 and 2007, respectively, $0 and $(3,952) for the nine months ended September 30, 2008 and 2007, respectively, depreciation and amortization, loss on disposal of property and equipment and impairment of broadcast licenses shown below	9,913	9,831	31,280	29,700
Deferred compensation benefit	—	—	—	(3,952)
Depreciation and amortization	2,596	2,228	7,460	6,755
Loss on disposal of property and equipment	829	—	829	—
Impairment of broadcast licenses	46,666	3,046	46,666	3,046

Total operating expenses	67,922	21,895	107,989	54,916

Operating (loss) income	(37,079)	8,428	(16,731)	33,067
Interest expense, net of amount capitalized	(9,213)	(10,212)	(27,822)	(27,862)
Interest rate swap expense	(88)	(1,713)	(14)	(586)
Loss on subordinated note redemption	—	(8,776)	—	(8,776)
Equity in loss of equity method investment	(213)	—	(213)	—
Impairment of equity method investment	(161)	—	(161)	—
Interest and other (loss) income	(38)	659	18	764

(Loss) income before benefit from (provision for) income taxes	(46,792)	(11,614)	(44,923)	(3,393)
Benefit from (provision for) income taxes	15,575	(1,138)	10,666	(50,456)

Net loss	$(31,217)	$(12,752)	$(34,257)	$(53,849)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net loss	$(34,257)	$(53,849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,460	6,755
Amortization of deferred financing costs	1,062	926
Write-off of unamortized deferred financing costs	—	1,181
Amortization of discount on subordinated notes	189	—
Amortization of program rights	413	455
Accretion on discount notes	5,243	4,756
Deferred compensation benefit	—	(3,952)
Impairment of broadcast licenses	46,666	3,046
Impairment of equity method investment	161	—
Interest rate swap expense	14	586
Equity in loss of equity method investment	213	—
Loss on disposal of property and equipment	829	—
Loss on sale of property and equipment	62	—
Provision for doubtful accounts	929	821
Changes in operating assets and liabilities:
Accounts receivable	(5,493)	(3,101)
Deferred compensation payments	—	(4,377)
Program rights	(1,159)	—
Amounts due from related parties	(39)	12
Prepaid expenses and other current assets	(33)	139
Employee advances	(418)	10
Accounts payable and accrued expenses	(497)	(2,053)
Accrued interest	(5,054)	(4,715)
Deferred taxes payable	(10,813)	50,123
Other assets and liabilities	(68)	126

Net cash provided by (used in) operating activities	5,410	(3,111)

Investing activities
Purchases of property and equipment	(7,524)	(11,744)
Acquisition of broadcast licenses	(139)	—
Acquisition costs (including amounts deposited into escrow for the acquisition of selected radio and television station assets)	(999)	(26,008)
Net proceeds from the sale of property and equipment	670	—
Investment in equity method investment (including acquisition costs)	(488)	—

Net cash used in investing activities	(8,480)	(37,752)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings	38,700	268,100
Payments on long-term debt and bank borrowings	(36,229)	(269,149)
Payments of deferred financing costs	(499)	(4,663)
Contributions from Parent	—	47,946
Distributions to Parent	(242)	(2,205)

Net cash provided by financing activities	1,730	40,029

Net decrease in cash and cash equivalents	(1,340)	(834)
Cash and cash equivalents at beginning of period	1,697	1,501

Cash and cash equivalents at end of period	$357	$667

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable:
Purchase of property and equipment	$1,351	$59

Acquisition costs	$564	$—

Cash paid during the period for:
Interest	$26,329	$27,304

Income taxes	$214	$39

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

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance of senior discount notes (see Note 5) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends and distributions from its subsidiaries, which are subject to restriction by LBI Media’s senior credit facilities and the indenture governing the senior subordinated notes issued by LBI Media (see Note 5). Parent-only condensed financial information of LBI Media Holdings on a stand-alone basis has been presented in Note 13.

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

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM, KEBN-FM and KRQB-FM radio stations service the greater Los Angeles, California market (including Riverside/San Bernardino), its KQUE-AM, KJOJ-AM, KSEV-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM, KNTE-FM (formerly KIOX-FM) and KXGJ-FM radio stations service the Houston, Texas market and its KNOR-FM, KZMP-AM, KTCY-FM, KZZA-FM, KZMP-FM and KBOC-FM radio stations service the Dallas-Fort Worth, Texas market.

The Company’s television stations, KRCA, KSDX, KZJL, KMPX, and KPNZ, service the Los Angeles, California, San Diego, California, Houston, Texas, Dallas-Fort Worth, Texas and Salt Lake City, Utah markets, respectively.

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

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The Company adopted on January 1, 2008, certain provisions of SFAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis, and has determined that such adoption has no material effect on its financial position, results of operations or cash flows. The provisions of SFAS 157 related to other non-financial assets and liabilities will be

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

effective on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact the provisions of SFAS 157 will have on the Company’s financial position, results of operations and cash flows as it relates to other non-financial assets and non-financial liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure certain financial assets and liabilities and any changes in fair value are recognized in earnings. This statement was effective on January 1, 2008. The Company did not elect the fair value option upon adoption of SFAS 159.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 141R also changes the accounting for the treatment of acquisition related transaction costs. SFAS 141R is effective beginning January 1, 2009. The Company is currently evaluating what impact, if any, the adoption of SFAS 141R will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. SFAS 160 is effective beginning January 1, 2009. The Company is currently evaluating what impact, if any, the adoption of SFAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures for derivative and hedging activities. SFAS 161 will become effective beginning January 1, 2009. The Company is currently evaluating what impact, if any, the adoption of SFAS 161 will have on its financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating what impact, if any, the adoption of FSP 142-3 will have on its financial statements.

3. Broadcast Licenses

The Company’s indefinite-lived assets consist of its Federal Communications Commission (“FCC”) broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.7 million at September 30, 2008 and December 31, 2007.

In accordance with SFAS 142, the Company no longer amortizes its broadcast licenses. The Company tests its broadcast licenses for impairment at least annually or when indicators of impairment are identified. The Company’s valuations principally use the discounted cash flow methodology, an income approach based on market revenue projections and not company-specific projections, which assumes broadcast licenses are acquired and operated by a third party. This approach incorporates variables such as types of signals, media competition, audience share, market advertising revenue projections, anticipated operating margins and discount rates, without taking into consideration the station’s format or management capabilities. This method calculates the estimated present value that would be paid by a prudent buyer for the Company’s FCC licenses as new radio or television stations as of September 30, 2008. If the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded.

The Company generally tests its broadcast licenses for impairment at the individual license level. However, the Company has applied the guidance of EITF 02-07, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-07”), to certain of its broadcast licenses. EITF 02-07 states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. The Company aggregates broadcast licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2008, the Company completed its annual impairment review and concluded that several of its broadcast licenses were impaired. As such, the Company recorded a non-cash impairment loss of approximately $46.7 million related to the broadcast licenses for certain individual stations in its California, Texas and Utah markets. The tax impact of the impairment charge was approximately a $18.0 million tax benefit, which related to the reduction of the book-tax basis differences on the Company’s broadcast licenses. The impairment charge was due to market changes in estimates and assumptions which resulted in lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales.

During the three months ended September 30, 2007, the Company recorded a $3.0 million impairment loss resulting from its annual SFAS 142 review. This impairment loss was primarily due to lower projected advertising revenue resulting from greater competition from non-traditional media in several of the Company’s markets. The tax impact of this impairment charge was approximately a $1.2 million tax benefit.

4. Loss on Disposal of Property and Equipment

In September 2008, Hurricane Ike caused substantial damage across the state of Texas. As a result of this hurricane, the Company sustained damage to its corporate office and broadcast facility in Houston and several of its tower and transmitter sites. The Company is currently in the process of assessing the total damages; however, it has estimated that the carrying value of the assets damaged by Hurricane Ike was approximately $0.6 million at September 30, 2008. As such, the write-off of these assets is included in loss on disposal of property and equipment in the accompanying condensed consolidated statements of operations. The Company plans to complete its damage assessment in the fourth quarter of 2008, and will make any appropriate adjustments to the estimated loss at that time, if necessary.

During the three and nine months ended September 30, 2008, the Company also disposed of $0.2 million in other property and equipment which was removed from operations.

5. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
	(In thousands)
2006 Revolver due 2012	$17,950	$24,500
2006 Term Loan due 2012	117,200	108,075
2007 Senior Subordinated Notes due 2017	225,295	225,106
Senior Discount Notes due 2013	68,128	62,885
2004 Empire Note	2,091	2,195

	430,664	422,761
Less current portion	(1,343)	(1,239)

	$429,321	$421,522

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate or the LIBOR rate, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the original principal amount of the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for the $10.0 million increase in the Term Loan that occurred in January 2008 is 0.75% for base rate loans and 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Revolver and 2006 Term Loan bore interest at rates between 4.24% and 5.75%, including the applicable margin, at September 30, 2008.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. At September 30, 2008, LBI Media was in compliance with all such covenants.

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

In connection with the issuance of the 2006 Senior Credit Facilities, LBI Media entered into an interest rate swap agreement with a notional principal amount of $80.0 million for three years and $60.0 million for the following two years. LBI Media pays interest at a fixed rate of 5.56% and receives interest based on LIBOR. As this swap agreement did not meet the requirements for hedge accounting at its inception, changes in its fair value are recorded into earnings each period, with an offsetting asset or liability reflecting the fair value of the interest rate swap, related to the difference between the fixed rate and the floating rate of interest on the swap, recorded in the accompanying consolidated balance sheets. Accordingly, during the three months ended September 30, 2008 and 2007, the Company recognized interest rate swap expense of $0.1 million and $1.7 million, respectively. During the nine months ended September 30, 2008 and 2007, the Company recognized interest rate swap expense of $0 and $0.6 million, respectively, in the accompanying condensed consolidated statements of operations. As of September 30, 2008 and December 31, 2007, the Company has recorded a long-term liability of $4.2 million in its condensed consolidated balance sheets.

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

LBI Media redeemed all of the outstanding 2002 Senior Subordinated Notes in August 2007 (the “Redemption Date”) at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to the Redemption Date. In connection with this redemption, the Company wrote off approximately $1.8 million in unamortized deferred financing costs, which is included in interest expense, net of amounts capitalized, for the three and nine months ended September 30, 2007 in the accompanying condensed consolidated statements of operations.

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

The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below) earlier than one year prior to the stated maturity of the Senior Discount Notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. At September 30, 2008, LBI Media was in compliance with all such covenants.

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

Senior Discount Notes

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest did not accrue on the notes prior to October 15, 2008 and instead the value of the notes increased each period until it equaled $68.4 million on October 15, 2008; such accretion (approximately $1.8 million and $1.6 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $5.2 million and $4.7 million for the nine months ended September 30, 2008 and 2007, respectively) is recorded as additional interest expense in the accompanying condensed consolidated statements of operations. On October 15, 2008, cash interest on the notes began to accrue at a rate of 11% per year, payable semi-annually on each April 15 and October 15, with the first payment due on April 15, 2009. The Senior Discount Notes may be redeemed by LBI Media Holdings at any time on or after October 15, 2008 at redemption prices specified in the indenture governing the Senior Discount Notes, plus accrued and unpaid interest. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of September 30, 2008, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the 2007 Senior Subordinated Notes.

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

Scheduled Debt Repayments

As of September 30, 2008, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

(in thousands)
2008	$336
2009	1,347
2010	1,355
2011	1,364
2012	131,423
Thereafter	294,839

$430,664

The above table does not include projected interest payments the Company may ultimately pay.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Interest Paid and Capitalized

The total amount of interest paid was approximately $11.9 million and $11.7 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $26.3 million and $27.3 million for the nine months ended September 30, 2008 and 2007, respectively. Interest is capitalized on individually significant construction projects during the construction period. The amount of interest capitalized was approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2007, respectively. Capitalized interest for the three and nine months ended September 30, 2008 was less than $0.1 million and related to the construction of a new corporate office building and studio facility in Dallas. Capitalized interest in 2007 related to the construction of several new radio tower and transmitter sites in Texas.

6. Interest Rate Swap

In July 2006, the Company entered into a fixed-for-floating interest rate swap to hedge the underlying interest rate risk on the expected outstanding balance of the 2006 Term Loan over time. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 5.56% on the $80.0 million notional amount and receives payments based on LIBOR. This swap fixes the interest rate at 7.31% and terminates in November 2011.

The Company accounts for its interest rate swap in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations. This interest rate swap essentially fixes the interest rate at the percentage noted above. However, changes in the fair value of the interest rate swap for each reporting period have been recorded in interest rate swap expense in the accompanying condensed consolidated statements of operations, because the interest rate swap does not qualify for hedge accounting.

The Company measures the fair value of its interest rate swap on a recurring basis pursuant to SFAS 157. SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes this swap contract as Level 2.

The fair value of the Company’s interest rate swap was a liability of $4.2 million at September 30, 2008 and December 31, 2007, respectively. The fair value approximates the amount the Company would pay if these contracts were settled at the respective valuation dates. Fair value is estimated based upon current, and predictions of future, interest rate levels along a yield curve, the remaining duration of the instrument and other market conditions, and therefore is subject to significant estimation and a high degree of variability and fluctuation between periods.

7. Acquisitions

In September 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC (“LBI California”) and LBI Radio License LLC (“LBI Radio”), as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers, pursuant to which the buyers have agreed to acquire certain assets of radio station KVIB-FM, 95.1 FM, licensed to Phoenix, Arizona, from the sellers. Those assets include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price will be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million has been deposited into escrow. As of September 30, 2008, the Company had incurred approximately $0.2 million in acquisition costs related to this proposed acquisition.

In August 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, as buyers, entered into an asset purchase agreement with Latin America Broadcasting of Arizona, Inc., as seller, pursuant to which the buyers agreed to acquire selected assets of television station KVPA-LP, Channel 42, licensed to Phoenix, Arizona, from the seller. The selected assets include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) transmission and other broadcast equipment used to operate the station. The total purchase price will be approximately $1.3 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. As of September 30, 2008, the Company had incurred approximately $0.1 million in acquisition costs related to this proposed acquisition.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2007, LBI California and LBI Radio, as buyers, entered into an asset purchase agreement with R&R Radio Corporation, as seller, pursuant to which the buyers have agreed to acquire the selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) transmitter and other broadcast equipment used to operate the station. The total purchase price will be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million has been deposited into escrow. As of September 30, 2008, the Company had incurred approximately $0.7 million in acquisition costs related to this proposed acquisition. The Company intends to change the location of KDES-FM from Palm Springs, California to Redlands, California.

The acquisition costs for each proposed acquisition, together with the escrow deposits, are included in other assets in the accompanying condensed consolidated balance sheets. Consummation of each acquisition is subject to customary closing conditions, including regulatory approval from the FCC.

8. Commitments and Contingencies

Deferred Compensation

LBI California and the Parent have entered into employment agreements with certain current and former employees. Services required under the employment agreements are rendered to the Company. Accordingly, the Company has reflected amounts due under the employment agreements in its financial statements. In addition to annual compensation and other benefits, these agreements have provided the employees with the ability to participate in the increase of the “net value” (as defined in the applicable employment agreement) of the Parent, on a consolidated basis, over certain base amounts (“Incentive Compensation”). There are two components of Incentive Compensation: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures. The time vesting component is accounted for over the vesting periods specified in the respective employment agreements. Performance based amounts are accounted for at the time it is considered probable that the performance measures will be attained. Any Incentive Compensation amounts due are required to be paid within thirty days after the date the “net value” of the Parent is determined.

The employment agreements contain provisions, however, that allow for limited accelerated vesting in the event of a change in control of the Parent (as defined in the applicable employment agreement). The “net value” (as defined in the applicable employment agreement) of the Parent was determined as of December 31, 2005 and December 31, 2006 for all but one of the employment agreements and, unless there is a change of control of the Parent (as defined in the applicable employment agreement), will be determined as of December 31, 2009 for the remaining employment agreement.

Until the “net value” of the Parent has been determined by appraisal as of each valuation date, the Company evaluates and estimates the deferred compensation liability under these employment agreements. As a part of the calculation of this Incentive Compensation, the Company uses the income and market valuation approaches to estimate the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Each employee negotiated the base amount at the time the employment agreement was entered into. The estimated vested and unpaid amounts are shown as deferred compensation in the accompanying condensed consolidated balance sheets; the related benefit is shown as deferred compensation benefit in the accompanying condensed consolidated statements of operations; and related cash payments are shown as deferred compensation payments in the accompanying condensed consolidated statements of cash flows.

There is currently only one employment agreement which contains an Incentive Compensation component. During the nine months ended September 30, 2007, the company satisfied its obligations under certain employment agreements that had December 31, 2006 “net value” determination dates with an aggregate cash payment of approximately $4.4 million, which was approximately $4.0 million less than the amounts accrued as of December 31, 2006. The remaining employment agreement has a “net value” determination date of December 31, 2009, and as of September 30, 2008, the Company estimated that this employee had not vested in any unpaid Incentive Compensation.

Litigation

In June 2005, eight former employees of LBI California, filed suit in Los Angeles County Superior Court alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI California. The complaint alleged, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under the California Business and Professions Code. Plaintiffs sought to recover, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and their attorneys’ fees. In June 2007, two former employees of LBI California filed another suit in Los Angeles County Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI California. The complaint alleged, among other things, violations of California labor laws with

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respect to providing meal and rest breaks. Plaintiffs sought, among other relief, unspecified liquidated and general damages, declaratory, equitable and injunctive relief, and attorney’s fees.

In July 2007, LBI California entered into a settlement agreement with class action representatives to settle these lawsuits. While LBI California denied the allegations in both lawsuits, it agreed to the final settlement of both actions to avoid significant legal fees, other expenses and management time that would have to be devoted to the two litigation matters. The final settlement provided for a settlement payment of $469,000 (including attorneys’ fees and costs and administrative fees) and was approved by the court in January 2008. Selling, general and administrative expenses for the three and nine months ended September 30, 2007 include a litigation reserve of approximately $0 and $825,000, respectively, related to this matter. The Company reduced the total litigation reserve by $356,000 in the fourth quarter of 2007, reflecting the final settlement.

In consideration of the settlement payment, the plaintiffs in both cases agreed to dismiss the two class actions with prejudice and to release all known and unknown claims arising out of or relating to such claims. Because the settlement has received court approval, the settlement has become effective and binding on the parties.

The Company is a party to an ongoing dispute with Broadcast Music, Inc. (“BMI”) related to royalties due to BMI in the amount of approximately $1.3 million. As of September 30, 2008, the Company had reserved approximately $0.5 million related to this dispute. In September 2008, the Company submitted its second formal offer to settle all amounts due related to all disputed matters with BMI totaling approximately $0.5 million. It is the Company’s position that the remaining portion of the total disputed amounts is attributable primarily to billings related to the Company’s time-brokered and simulcast stations, as well as other differences, for which the Company was improperly billed. BMI has yet to respond to the Company’s second offer, and therefore, the parties are continuing their discussions.

The Company has also been a party to a dispute with the American Society of Composers, Authors and Publishers (“ASCAP”) related to royalties owed to ASCAP. In September 2008, the Company submitted a formal offer and paid $0.8 million to ASCAP which represented settlement of all music license fees owed to date. Although no formal settlement agreement was obtained from ASCAP, the Company believes that the matter had been satisfactorily resolved. The settlement resulted in a charge of $0.1 million, which is included in programming and technical expenses in the accompanying condensed consolidated statement of operations for the three and nine months ended September 30, 2008.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

9. Related Party Transactions

The Company had approximately $2.9 million and $2.8 million due from stockholders of the Parent and from affiliated companies at September 30, 2008 and December 31, 2007, respectively. The Company loaned approximately $1.9 million to a stockholder of the Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009.

The Company also had approximately $690,000 due from one if its executive officers and directors at September 30, 2008 and December 31, 2007, which is included in employee advances, excluding current portion, in the accompanying condensed consolidated balance sheets. The Company loaned approximately $690,000 to this individual in various transactions in 1998, 2002 and 2006. Except for $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2010.

In April 2008, LBI California entered into a Purchase Agreement and an Investor’s Rights Agreement with PortalUno, Inc. (“PortalUno”) and Reivax Technology, Inc. (“Reivax”). Under these agreements, LBI California purchased shares of the Series A Preferred Stock of PortalUno representing 30% of the fully diluted capital stock of PortalUno. LBI California purchased the shares for $450,000, of which $425,000 was paid in cash and $25,000 of consideration was the cancellation of a $25,000 note in favor of LBI California. An employee of one of LBI Media Holdings’ indirect, wholly owned subsidiaries is an owner of Reivax, which holds the remaining ownership interest in PortalUno.

The Company accounts for its investment in PortalUno using the equity method. The general provisions under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”), would require the Company to recognize its share of PortalUno’s net earnings in its statement of operations. However, because the Company is the only party that contributed capital to PortalUno, the Company will recognize 100% of the net loss of Portal Uno ($213,000 for the period from April 1, 2008 through September 30, 2008) in its statements of operations until the cost basis of its investment has been recovered. Thereafter, the Company will recognize its proportionate share in PortalUno’s net earnings in accordance with the general provisions of APB 18.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with APB 18, during the three months ended September 30, 2008, the Company tested its equity investment in PortalUno for impairment. Based on its analysis, including a review of the factors which contributed to the impairment charge the Company recorded during the third quarter related to its broadcast licenses (see Note 3), the Company determined that an other-than-temporary decline in the estimated fair value of PortalUno had occurred, and therefore concluded that the investment was impaired. As such, the Company recorded an impairment loss of approximately $0.2 million to write down the investment in PortalUno to its estimated fair value. Such charge is included in impairment of equity method investment in the accompanying condensed consolidated statements of operations.

Condensed financial information has not been provided because the operations are not considered to be significant.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations.

10. Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations. Management uses operating income before depreciation and amortization, loss on disposal of property and equipment, impairment of broadcast licenses and deferred compensation benefit as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Net revenues:
Radio operations	$17,486	$16,537	$50,946	$45,673
Television operations	13,357	13,786	40,312	42,310

Consolidated net revenues	30,843	30,323	91,258	87,983

Operating expenses, excluding depreciation and amortization, loss on disposal of property and equipment, impairment of broadcast licenses and deferred compensation benefit:
Radio operations	8,662	8,105	24,735	21,811
Television operations	9,169	8,516	28,299	27,256

Consolidated operating expenses, excluding depreciation and amortization, loss on disposal of property and equipment, impairment of broadcast licenses and deferred compensation benefit	17,831	16,621	53,034	49,067

Operating income before depreciation and amortization, loss on disposal of property and equipment, impairment of broadcast licenses and deferred compensation benefit:
Radio operations	8,824	8,432	26,211	23,862
Television operations	4,188	5,270	12,013	15,054

Consolidated operating income before depreciation and amortization, loss on disposal of property and equipment, impairment of broadcast licenses and deferred compensation benefit	13,012	13,702	38,224	38,916

Depreciation and amortization expense:
Radio operations	1,299	1,080	3,821	3,311
Television operations	1,297	1,148	3,639	3,444

Consolidated depreciation and amortization expense	2,596	2,228	7,460	6,755

Loss on disposal of property and equipment:
Radio operations	430	—	430	—
Television operations	399	—	399	—

Consolidated loss on disposal of property and equipment	829	—	829	—

Impairment of broadcast licenses:
Radio operations	33,989	3,046	33,989	3,046
Television operations	12,677	—	12,677	—

Consolidated impairment of broadcast licenses	46,666	3,046	46,666	3,046

Deferred compensation benefit:
Radio operations	—	—	—	(3,952)

Consolidated deferred compensation benefit	—	—	—	(3,952)

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Operating (loss) income:
Radio operations	(26,894)	4,306	(12,029)	21,457
Television operations	(10,185)	4,122	(4,702)	11,610

Consolidated operating (loss) income	$(37,079)	$8,428	$(16,731)	$33,067

Reconciliation of operating income before depreciation and amortization, loss on disposal of property and equipment, impairment of broadcast licenses and deferred compensation benefit to loss before income taxes:

Operating income before depreciation and amortization loss on disposal of property and equipment, impairment of broadcast licenses, and deferred compensation benefit	$13,012	$13,702	$38,224	$38,916
Depreciation and amortization	(2,596)	(2,228)	(7,460)	(6,755)
Loss on disposal of property and equipment	(829)	—	(829)	—
Impairment of broadcast licenses	(46,666)	(3,046)	(46,666)	(3,046)
Deferred compensation benefit	—	—	—	3,952
Loss on note redemption	—	(8,776)	—	(8,776)
Interest expense, net of amounts capitalized	(9,213)	(10,212)	(27,822)	(27,862)
Interest rate swap expense	(88)	(1,713)	(14)	(586)
Equity in loss of equity method investment	(213)	—	(216)	—
Impairment of equity method investment	(161)	—	(161)	—
Interest and other (loss) income	(38)	659	18	764

Loss before income taxes	$(46,792)	$(11,614)	$(44,923)	$(3,393)

11. Parent Issuance of Class A Common Stock

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

12. Income Taxes

During the three months ended September 30, 2008, the Company recorded a $46.7 million non-cash impairment charge to reduce the value of certain broadcast licenses. This impairment charge substantially reduced the Company’s deferred tax liability because the difference between the carrying value of these broadcast licenses for income tax purposes and the value for financial reporting purposes was substantially reduced. Accordingly, the Company recorded a benefit from income taxes for the three and nine months ended September 30, 2008 of $15.6 million and $10.7 million, respectively, as compared to a provision for income taxes of $1.1 million and $50.4 million for the three and nine months ended September 30, 2007, respectively. The deferred benefit from income taxes for the three and nine months ended September 30, 2008 was $15.6 million and $10.8 million, respectively, as compared to a deferred provision for income taxes of $1.0 million and $50.1 million for the three and nine months ended September 30, 2007, respectively. The three months ended March 31, 2007 was the period in which the Company became a C corporation. As a result of the loss of S corporation status, the Company recorded a one-time non-cash charge of $46.8 million to adjust its deferred tax accounts at March 30, 2007. This charge is included in the provision for income taxes for the nine months ended September 30, 2007 in the accompanying condensed consolidated statements of operations.

The Company’s effective tax rate was 33.3% (benefit) and 9.8% (provision) for the three months ended September 30, 2008 and 2007, respectively. The difference was primarily attributable to the impairment charge recorded during the three months ended September 30, 2008, which reduced the Company’s deferred tax liability. For the nine months ended September 30, 2008, the

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company’s effective tax rate was 23.7% (benefit). For the nine months ended September 30, 2007, the Company’s effective tax rate is not a meaningful figure as a result of the one-time non-cash charge discussed above.

The Company’s net deferred tax liabilities as of September 30, 2008 and December 31, 2007 were approximately $38.7 million and $49.5 million, respectively, and result primarily from book and tax basis differences of the Company’s indefinite-lived intangible assets. In addition to the deferred tax liability for its indefinite-lived intangible assets, the Company has net deferred tax assets for which it has provided a full valuation allowance. The valuation allowance on deferred taxes relates to future deductible temporary differences and net operating losses for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. As of September 30, 2008 and December 31, 2007, the net deferred tax asset and the related valuation allowance were approximately $16.5 million and $10.1 million, respectively.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. LBI Media Holdings, Inc. (Parent Company Only)

The terms of LBI Media’s 2006 Senior Credit Facilities and the indenture governing LBI Media’s 2007 Senior Subordinated Notes (and previously, LBI Media’s 2002 Senior Subordinated Notes) restrict LBI Media’s ability to transfer net assets to LBI Media Holdings in the form of loans, advances, or cash dividends. The following parent-only unaudited condensed financial information presents balance sheets and related statements of operations and cash flows of LBI Media Holdings by accounting for the investments in the owned subsidiaries on the equity method of accounting. The accompanying unaudited condensed financial information should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Condensed Balance Sheet Information:

(in thousands)

	As of
	September 30, 2008	December 31, 2007
	(Unaudited)	(Note 1)
Assets
Deferred financing costs	$996	$1,142
Investment in subsidiaries	55,034	84,141
Other assets	—	3

Total assets	$56,030	$85,286

Liabilities and stockholder’s equity
Long term debt	$68,128	$62,885
Stockholder’s equity:
Common stock	—	—
Additional paid-in capital	63,056	63,298
Accumulated deficit	(75,154)	(40,897)

Total stockholder’s (deficit) equity	(12,098)	22,401

Total liabilities and stockholder’s (deficit) equity	$56,030	$85,286

Condensed Statement of Operations Information:

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Loss:
Equity in losses of subsidiaries	$(29,384)	$(11,102)	$(28,865)	$(48,992)
Expenses:
Interest expense	(1,833)	(1,653)	(5,392)	(4,861)

Loss before taxes	(31,217)	(12,755)	(34,257)	(53,853)
Income tax benefit	—	3	—	4

Net loss	$(31,217)	$(12,752)	$(34,257)	$(53,849)

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Cash Flows Information:

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows provided by operating activities:
Net loss	$(34,257)	$(53,849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses of subsidiaries	28,865	48,992
Amortization of deferred financing costs	146	148
Accretion on senior discount notes	5,243	4,711
Change in other assets	3	8
Distributions from subsidiaries	242	2,149

Net cash provided by operating activities	242	2,159
Cash flows used in financing activities:
Contribution to subsidiaries	—	(47,900)
Contribution from Parent	—	47,946
Distributions to Parent	(242)	(2,205)

Net cash used in financing activities	(242)	(2,159)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

14. Subsequent Events

On November 7, 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, as buyers, entered into an asset purchase agreement with Venture Technologies Group, LLC, as seller, pursuant to which the buyers agreed to acquire selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from the seller. The selected assets include, among other things, licenses and permits authorized by the FCC for or in connection with the operation of the station. The total purchase price will be $6.0 million in cash, subject to certain adjustments, of which $0.6 million has been deposited into escrow. As of September 30, 2008, the Company had incurred approximately $0.1 million in acquisition costs related to this proposed acquisition. Such amount is included in other assets in the accompanying condensed consolidated balance sheets.

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

Overview

We own and operate radio and television stations in Los Angeles (including Riverside and San Bernardino Counties), California, Houston, Texas and Dallas, Texas and television stations in San Diego, California and Salt Lake City, Utah. Our radio stations consist of five FM and two AM stations serving Los Angeles, California and its surrounding areas, five FM and four AM stations serving Houston, Texas and its surrounding areas, and five FM stations and one AM station serving Dallas-Fort Worth, Texas and its surrounding areas. Our five television stations consist of four full-power stations serving Los Angeles, California, Houston, Texas, Dallas-Fort Worth, Texas and Salt Lake City, Utah and we also have a low-power television station serving San Diego, California.

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

Refinancing of LBI Media Senior Subordinated Notes

In July 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8 1/2% Senior Subordinated Notes that mature in 2017, resulting in gross proceeds of approximately $225.0 million and net proceeds of approximately $221.6 million after certain transaction costs. The net proceeds of the 8 1/2% senior subordinated notes were used to redeem LBI Media’s 10 1/8 % senior subordinated notes due 2012, to repay a portion of the borrowings under LBI Media’s senior revolving credit facility and for general corporate purposes. The 10 1/8% senior subordinated notes were redeemed in full in August 2007. See “—Liquidity and Capital Resources” for more information on the 8 1/2% senior subordinated notes.

Acquisitions

On November 7, 2008, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, entered into an asset purchase agreement with Venture Technologies Group, LLC, as seller, pursuant to which we have agreed to acquire selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from the seller. The selected assets include, among other things, licenses and permits authorized by the Federal Communications Commission, or FCC, for or in connection with the operation of the station. The total purchase price will be $6.0 million in cash, subject to certain adjustments, of which $0.6 million has been deposited into escrow. Consummation of the acquisition is subject to customary closing conditions and regulatory approval from the FCC.

In September 2008, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers, pursuant to which we have agreed to acquire certain assets of radio station KVIB-FM, 95.1 FM, licensed to Phoenix, Arizona, from the sellers. Those assets include, among other things, (i) licenses and permits authorized by the FCC, for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price will be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million has been deposited into escrow. Consummation of the acquisition is subject to customary closing conditions and regulatory approval from the FCC.

In August 2008, KRCA Television LLC and KRCA License LLC entered into an asset purchase agreement with Latin America Broadcasting of Arizona, Inc., as seller, pursuant to which we have agreed to acquire selected assets of television station KVPA-LP, Channel 42, licensed to Phoenix, Arizona, from the seller. The selected assets include, among other things, (i) licenses and permits authorized by the FCC, for or in connection with the operation of the station and (ii) transmission and other broadcast equipment used to operate the station. The total purchase price will be approximately $1.3 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Consummation of the acquisition is subject to customary closing conditions and regulatory approval from the FCC.

In November 2007, KRCA Television LLC and KRCA License LLC, consummated the acquisition of selected assets of television station KPNZ-TV, licensed in Ogden, Utah, that were owned and operated by Utah Communications, LLC pursuant to that certain asset purchase agreement, entered into by the parties in May 2007. The selected assets included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other television studio equipment used to operate the station. The purchase of these assets marks our first entry into this market. The total purchase price of approximately $10.0 million was paid in cash through borrowings under LBI Media’s senior secured revolving credit facility.

Also in November 2007, Liberman Broadcasting of California LLC and LBI Radio License LLC entered into an asset purchase agreement with R&R Radio Corporation, as the seller, pursuant to which we have agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. The selected assets include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) transmitter and other broadcast equipment used to operate the station, and (iii) other related assets. We intend to change the programming format and the location of KDES-FM from Palm Springs, California to Redlands, California.

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

In September 2007, Liberman Broadcasting of California LLC and LBI Radio License LLC, consummated the acquisition of selected assets of radio station KWIE-FM (currently known as KRQB-FM), 96.1 FM, licensed to San Jacinto, California, from KWIE, LLC, KWIE Licensing LLC and Magic Broadcasting, Inc. pursuant to an asset purchase agreement entered into by the parties in July 2007. The total purchase price of approximately $25.0 million was paid for in cash primarily through borrowings under LBI Media’s senior secured revolving credit facility. The assets that were acquired included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the radio station and (ii) broadcast and other studio equipment used to operate the radio station.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenues:
Radio	$17,486	$16,537	$50,946	$45,673
Television	13,357	13,786	40,312	42,310

Total	$30,843	$30,323	$91,258	$87,983

Total operating expenses before deferred compensation benefit, impairment of broadcast licenses, loss on disposal of property and equipment and depreciation and amortization:
Radio	$8,662	$8,105	$24,735	$21,811
Television	9,169	8,516	28,299	27,256

Total	$17,831	$16,621	$53,034	$49,067

Deferred compensation benefit:
Radio	$—	$—	$—	$(3,952)

Total	$—	$—	$—	$(3,952)

Impairment of broadcast licenses:
Radio	$33,989	$3,046	$33,989	$3,046
Television	12,677	—	12,677	—

Total	$46,666	$3,046	$46,666	$3,046

Loss on disposal of property and equipment:
Radio	$430	$—	$430	$—
Television	399	—	399	—

Total	$829	$—	$829	$—

Depreciation and amortization:
Radio	$1,299	$1,080	$3,821	$3,311
Television	1,297	1,148	3,639	3,444

Total	$2,596	$2,228	$7,460	$6,755

Operating (loss) income:
Radio	$(26,894)	$4,306	$(12,029)	$21,457
Television	(10,185)	4,122	(4,702)	11,610

Total	$(37,079)	$8,428	$(16,731)	$33,067

Adjusted EBITDA (1):
Radio	$8,824	$8,432	$26,211	$27,814
Television	4,188	5,270	12,013	15,054
Corporate	—	(7,594)	—	(7,594)

Total	$13,012	$6,108	$38,224	$35,274

(1)

We define Adjusted EBITDA as net income or loss plus income tax expense or benefit, net interest expense, interest rate swap expense, impairment of equity method investment, equity in loss of equity method investment, impairment of broadcast licenses, loss on disposal of property and equipment, depreciation and amortization and other non-cash gains and losses. For the three and nine months ended September 30, 2007, other non-cash losses includes a $1.2 million charge related to the write off of unamortized deferred financing costs associated with LBI Media’s former 10 1/8% senior subordinated notes, which were redeemed in August 2007.

Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain non-cash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income or loss and net income or loss. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net cash provided by (used in) operating activities	$1,345	$(8,743)	$5,410	$(3,111)
Add:
Income tax (benefit) expense	(15,575)	1,138	(10,666)	50,456
Interest expense and other income, net	9,251	9,554	27,804	27,099
Less:
Amortization of deferred financing costs	(333)	(325)	(1,062)	(926)
Amortization of discount on subordinated notes	(64)	—	(189)	—
Amortization of program rights	(133)	(133)	(413)	(455)
Accretion on senior discount notes	(1,784)	(1,648)	(5,243)	(4,756)
Provision for doubtful accounts	(292)	(300)	(929)	(821)
Deferred compensation benefit	—	—	—	3,952
Loss on sale of property and equipment	(62)	—	(62)	—
Changes in operating assets and liabilities:
Accounts receivable	(100)	475	5,493	3,101
Deferred compensation payments	—	3,003	—	4,377
Program rights	—	—	1,159	—
Amounts due from related parties	4	3	39	(12)
Prepaid expenses and other current assets	154	55	33	(139)
Employee advances	14	(2)	418	(10)
Accounts payable and accrued expenses	(673)	732	497	2,053
Accrued interest	4,850	3,332	5,054	4,715
Deferred taxes payable	15,585	(1,041)	10,813	(50,123)
Other assets and liabilities	825	8	68	(126)

Adjusted EBITDA	$13,012	$6,108	$38,224	$35,274

Excluding the $7.6 million early redemption premium paid to redeem LBI Media’s former 10 1/8% senior subordinated notes in the third quarter of 2007, Adjusted EBITDA decreased 5.0% to $13.0 million during the three months ended September 30, 2008, as compared to $13.7 million for the same period in 2007. For the nine months ended September 30, 2008, Adjusted EBITDA decreased 10.8% to 38.2 million as compared to $42.9 million in the same period of 2007 excluding this $7.6 million early redemption premium. The following is a reconciliation of our Adjusted EBITDA, as reported, to our Adjusted EBITDA excluding this one-time redemption charge:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Adjusted EBITDA, as reported	$13,012	$6,108	$38,224	$35,274
Early redemption premium on 10 1/8% senior subordinated notes	—	7,594	—	7,594

Adjusted EBITDA, excluding redemption charge	$13,012	$13,702	$38,224	$42,868

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Net revenues. Net revenues increased by $0.5 million, or 1.7%, to $30.8 million for the three months ended September 30, 2008, from $30.3 million for the same period in 2007. The increase was primarily attributable to increased advertising revenue in our radio markets and incremental revenue in our Utah television market. These gains were partially offset by (i) declines in our California and Texas television markets, primarily resulting from lower infomercial advertising, and (ii) lost advertising revenue associated with Hurricane Ike, which caused substantial damage and power outages throughout Houston in September 2008.

Net revenues for our radio segment increased by $1.0 million, or 5.7%, to $17.5 million for the three months ended September 30, 2008, from $16.5 million for the same period in 2007. This increase was attributable to growth in all of our radio markets — Los Angeles, Dallas and Houston — reflecting improved station ratings and increased national advertiser acceptance of our station formats. Our third quarter 2008 results were negatively impacted by lost air time and ad cancellations resulting from the damage caused by Hurricane Ike in September 2008.

Net revenues for our television segment decreased by $0.5 million, or 3.1%, to $13.3 million for the three months ended September 30, 2008, from $13.8 million for the same period in 2007. This decrease was primarily attributable to lower infomercial sales, partially offset by increased national advertising revenue as a result of the improved ratings of our internally produced television programs. Our third quarter 2008 results were also negatively impacted by lost air time and ad cancellations resulting from the damage caused by Hurricane Ike in September 2008.

We currently anticipate that our full year 2008 net revenues will be higher than our 2007 net revenues, reflecting continued growth in our radio segment and improving trends in our California television market, partially offset by the impact of the broader economic slowdown on our projected advertising revenues.

Total operating expenses. Total operating expenses increased by $46.0 million, or 210.2%, to $67.9 million for the three months ended September 30, 2008 from $21.9 million for the same period in 2007. This increase was primarily attributable to:

(1)	a $43.6 million increase in non-cash broadcast license impairment charges, primarily due to (a) a decrease in advertising revenue growth projections for the broadcast industry, (b) an increase in discount rates and (c) a decline in cash flow multiples for recent station sales;

(2)	a $1.0 million increase in programming and technical expenses primarily related to (a) higher music license fees, including charges associated with the settlement of a royalty dispute with ASCAP, (b) an increase in the production of in-house television programs and (c) incremental expenses related to our Salt Lake City television station, which we acquired in November 2007;

(3)	a $0.8 million increase in loss on disposal of property and equipment, primarily reflecting damage caused by Hurricane Ike in September 2008;

(4)	a $0.4 million increase in depreciation and amortization, primarily due to incremental expenses relating to our 2007 asset acquisitions and the completion of construction on two radio tower sites in Texas in the fourth quarter of 2007;

(5)	a $0.1 million increase in selling, general and administrative expenses, primarily related to expenses incurred to restore power and repair several tower sites damaged by Hurricane Ike; and

(6)	a $0.1 million increase in promotional expenses.

We believe that our total operating expenses, before consideration of any impairment charges and adjustments to deferred compensation expense or benefit, will increase in the remainder of 2008 due to (a) additional expenses related to our radio station in the Riverside and San Bernardino region of our Los Angeles market and our television station in Salt Lake City, each acquired in the second half of 2007, and (b) increased programming costs for both our radio and television segments. Continued growth in expenses may also occur as a result of acquisitions of radio and television assets we may complete by the end of 2008. We anticipate that the growth rate of our 2008 total operating expenses, excluding any impairment charges and deferred compensation, will be higher than the growth rate of our 2008 net revenue. This expectation could be negatively impacted by the number and size of additional radio and television assets that we acquire, if any, during the remainder of 2008.

Total operating expenses for our radio segment increased by $32.1 million, or 262.8%, to $44.3 million for the three months ended September 30, 2008, from $12.2 million in the three months ended September 30, 2007. This increase was primarily attributable to:

(1)	a $30.9 million increase in non-cash broadcast license impairment charges, based on the factors previously discussed;

(2)	a $0.4 million increase in programming and technical expenses primarily associated with (a) higher music license fees, and (b) an increase in market research costs;

(3)	a $0.4 million increase in loss on disposal of property and equipment, primarily reflecting damage caused by Hurricane Ike in September 2008;

(4)	a $0.2 million increase in depreciation and amortization primarily due to incremental expenses relating to our 2007 asset acquisition and the completion of construction on two radio tower sites in Texas in the fourth quarter of 2007;

(5)	a $0.1 million increase in selling, general and administrative expenses, primarily related to expenses incurred to restore power and repair several tower sites damaged by Hurricane Ike; and

(6)	a $0.1 million increase in promotional expenses.

Total operating expenses for our television segment increased by $13.9 million, or 143.6%, to $23.6 million for the three months ended September 30, 2008, from $9.7 million for the same period in 2007. This increase was primarily attributable to:

(1)	a $12.7 million increase in non-cash broadcast license impairment charges, based on the factors previously discussed;

(2)	a $0.6 million increase in programming and technical expenses associated with (a) higher music license fees, including charges associated with the settlement of a royalty dispute with ASCAP, (b) an increase in the production of in-house television programs and (c) incremental expenses related to KPNZ-TV, our Salt Lake City television station, which we acquired in November 2007;

(3)	a $0.4 million increase in loss on disposal of property and equipment, primarily reflecting damage caused by Hurricane Ike in September 2008; and

(4)	a $0.2 million increase in depreciation and amortization, primarily reflecting incremental expenses related to our acquisition of KPNZ-TV in November 2007.

Interest expense, net. Interest expense, net, was $9.2 million and $9.6 million for the three months ended September 30, 2008 and 2007, respectively. As a result of the acquisitions we completed in the second half of 2007 and the $10.0 million incremental borrowing under LBI Media’s term loan facility in January 2008, our average debt balance increased in the third quarter of 2008, as compared to the same period in 2007. However, our average interest rates were lower in the third quarter of 2008 compared to the same period in 2007 and more than offset the effect of higher average balances. As a result, interest expense decreased by $0.4 million for the three months ended September 30, 2008, as compared to the same period in 2007.

Our interest expense may increase in the remainder of 2008 if interest rates increase or we borrow additional amounts under LBI Media’s senior revolving credit facility to acquire additional radio or television station assets, including the acquisition of the selected assets of radio station KDES-FM from R&R Radio Corporation, KVPA-LP from Latin America Broadcasting of Arizona, Inc., KVIB-FM from Sun City Communications, LLC and Sun City Licenses, LLC and WASA-LP from Venture Technologies Group, LLC. See “—Acquisitions.”

Interest rate swap expense. Interest rate swap expense decreased by $1.6 million to $0.1 million for the three months ended September 30, 2008, from $1.7 million for the same period of 2007. This decrease was attributable to a smaller change in the fair market value of our interest rate swap during the third quarter of 2008, as compared to the same period in 2007.

Loss on note redemption. In July 2007, LBI Media deposited amounts in trust to redeem all of its outstanding 10 1/8% senior subordinated notes at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to August 22, 2007, the redemption date. In connection with the redemption of these notes, we recorded a charge of $8.8 million in the third quarter of 2007, which represented the early redemption premium on the notes of $7.6 million, and the write off of the unamortized deferred financing costs related to these notes of $1.2 million (see “—Liquidity and Capital Resources—LBI Media’s 10 1/8% Senior Subordinated Notes”).

Equity in loss of equity method investment. In April 2008, one of our indirect, wholly owned subsidiaries purchased a 30% interest in PortalUno, Inc. (“PortalUno”), a development stage, online search engine for the Hispanic community. Equity in loss of equity method investment of $0.2 million for the three months ended September 30, 2008 represents our share of PortalUno’s loss during the period.

Impairment of equity method investment. In the third quarter of 2008, we tested our equity investment in PortalUno for impairment. Based on this analysis, including a review of the factors which contributed to the impairment charge we recorded during the third quarter relating to our broadcast licenses, we determined that an other-than-temporary decline in the estimated fair value of the investment had occurred. As such, during the three months ended September 30, 2008, we recorded a $0.2 million impairment charge to reduce the carrying value of the investment to its estimated fair value.

Benefit from (provision for) income taxes. During the three months ended September 30, 2008, we recognized an income tax benefit of $15.6 million, as compared to an income tax provision of $1.1 million for the same period of 2007. This change was primarily the result of the impact of the $43.6 million increase in broadcast license impairment charges during the third quarter of 2008, as compared to the three months ended September 30, 2007.

Net loss. We recognized a net loss of $31.2 million for the three months ended September 30, 2008, as compared to a $12.8 million net loss for the same period of 2007, an increase of $18.4 million. This change was primarily attributable to the $43.6 million increase in non-cash broadcast license impairment charges, partially offset by the $16.7 million net tax benefit primarily resulting from this increase in impairment losses, the absence of the loss on note redemption during the third quarter of 2008, and a decrease in net interest and interest rate swap expenses, as described above.

Adjusted EBITDA. Adjusted EBITDA increased by $6.9 million, or 113.0%, to $13.0 million for the three months ended September 30, 2008, as compared to $6.1 million for the same period in 2007. This change resulted primarily from the absence of the $7.6 million early redemption premium paid to redeem LBI Media’s former 10 1/8% senior subordinated notes in the third quarter of 2007 and a modest increase in net revenues. These increases were partially offset by incremental expenses incurred for our Utah television station acquired in November 2007, and the increase in program and technical expenses, as described above.

Excluding the $7.6 million early redemption premium paid to redeem LBI Media’s former 10 1/8% senior subordinated notes in the third quarter of 2007, Adjusted EBITDA decreased 5.0% to $13.0 million during the three months ended September 30, 2008, as compared to $13.7 million for the same period in 2007.

Adjusted EBITDA for our radio segment increased by $0.4 million, or 4.6%, to $8.8 million for the three months ended September 30, 2008, as compared to $8.4 million for the same period in 2007. The increase resulted primarily from higher net revenues, partially offset primarily by the increase in program and technical expenses.

Adjusted EBITDA for our television segment decreased by $1.1 million, or 20.5%, to $4.2 million for the three months ended September 30, 2008, from $5.3 million for the same period in 2007. This decrease primarily resulted from incremental expenses for our Utah station acquired in November 2007 and higher program and technical expenses.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Net revenues. Net revenues increased by $3.3 million, or 3.7%, to $91.3 million for the nine months ended September 30, 2008, from $88.0 million for the same period in 2007. The increase was primarily attributable to increased advertising revenue in our radio markets and incremental revenue in our Utah television market. These gains were partially offset by declines in our California and Texas television markets, primarily resulting from lower infomercial advertising.

Net revenues for our radio segment increased by $5.3 million, or 11.5%, to $51.0 million for the nine months ended September 30, 2008, from $45.7 million for the same period in 2007. This increase was attributable to growth in all of our radio markets — Los Angeles, Dallas and Houston — reflecting improved station ratings and increased national advertiser acceptance of our station formats.

Net revenues for our television segment decreased by $2.0 million, or 4.7%, to $40.3 million for the nine months ended September 30, 2008, from $42.3 million for the same period in 2007. This decrease was primarily attributable to lower infomercial sales in our California and Texas markets, partially offset by incremental advertising revenue in our Utah market.

Total operating expenses. Total operating expenses increased by $53.1 million, or 96.6%, to $108.0 million for the nine months ended September 30, 2008 from $54.9 million for the same period in 2007. This increase was primarily attributable to:

(1)	a $43.6 million increase in non-cash broadcast license impairment charges, primarily due to (a) lower net revenue growth projections for the broadcast industry, (b) an increase in discount rates and (c) a decline in cash flow multiples for recent station sales;

(2)	a $4.0 million decrease in deferred compensation benefit, reflecting the impact of the accrual reduction that we recorded in the first nine months of 2007;

(3)	a $2.1 million increase in programming and technical expenses primarily related to (a) higher music license fees, including charges associated with the settlement of a royalty dispute with ASCAP, (b) incremental expenses related to our Salt Lake City television station, which we acquired in November 2007, (c) increased production of in-house television programs and (d) the expansion of our programming department in Dallas;

(4)	a $1.6 million increase in selling, general and administrative expenses primarily attributable to (a) additional expenses related to our radio station in the Riverside and San Bernardino region of our Los Angeles market and our television station in Salt Lake City, each acquired in the second half of 2007 and (b) additional expenses incurred for our Texas radio stations, reflecting the overall growth in net revenue;

(5)	a $0.8 million increase in loss on disposal of property and equipment, primarily reflecting damage caused by Hurricane Ike in September 2008;

(6)	a $0.7 million increase in depreciation and amortization, primarily attributable to incremental expenses relating to our 2007 asset acquisitions and the completion of construction on two radio tower sites in Texas in the fourth quarter of 2007; and

(7)	a $0.3 million increase in promotional expenses, primarily reflecting new events that our radio stations conducted in 2008.

As noted above, we recognized a deferred compensation benefit of $4.0 million in the first nine months of 2007 compared to no deferred compensation expense or benefit for the same period in 2008. The $4.0 million benefit recorded during the first nine months of 2007 resulted from a reduction in the deferred compensation accrual because the amounts that were ultimately paid to employees during the first nine months of 2007 were less than the amounts that had been accrued at December 31, 2006. Our deferred compensation liability can increase in future periods based on changes in an employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting. See “—Critical Accounting Policies—Deferred Compensation”.

Total operating expenses for our radio segment increased by $38.7 million, or 160.1%, to $63.0 million for the nine months ended September 30, 2008, from $24.2 million in the nine months ended September 30, 2007. This increase was primarily attributable to:

(1)	a $30.9 million increase in non-cash broadcast license impairment charges, based on the factors previously discussed;

(2)	a $4.0 million decrease in deferred compensation benefit, reflecting the impact of the accrual reduction we recorded in the first nine months of 2007;

(3)	a $1.5 million increase in selling, general and administrative expenses, primarily due to (a) increased salaries, including new personnel in connection with our radio station in the Riverside and San Bernardino region of our Los Angeles market acquired in September 2007 and (b) higher selling expenses incurred for our Texas radio stations, reflecting overall growth in net revenue;

(4)	a $1.2 million increase in programming and technical expenses primarily associated with (a) higher music license fees, (b) additional expenses related to our radio station in the Riverside and San Bernardino region of our Los Angeles market acquired in September 2007, and (c) an increase in market research costs;

(5)	a $0.5 million increase in depreciation and amortization primarily due to incremental expenses relating to our 2007 asset acquisitions and the completion of construction on two radio tower sites in Texas in the fourth quarter of 2007;

(6)	a $0.4 million increase in loss on disposal of property and equipment, primarily reflecting damage caused by Hurricane Ike in September 2008; and

(7)	a $0.2 million increase in promotional expenses.

Total operating expenses for our television segment increased by $14.4 million, or 46.6%, to $45.1 million for the nine months ended September 30, 2008, from $30.7 million for the same period in 2007. This increase was primarily due to:

(1)	a $12.7 million increase in non-cash broadcast license impairment charges, based on the factors previously discussed;

(2)	a $0.9 million increase in programming and technical expenses reflecting (a) higher music license fees, including charges associated with the settlement of a royalty dispute with ASCAP, (b) incremental expenses for our Salt Lake City station acquired in November 2007 and (c) an increase in the production of in-house television programs;

(3)	a $0.4 million increase in loss on disposal of property and equipment, primarily reflecting damage caused by Hurricane Ike in September 2008;

(4)	a $0.2 million increase in depreciation and amortization primarily related to incremental expenses related to our Salt Lake City station acquired in November 2007;

(5)	a $0.1 million increase in selling, general and administrative expenses; and

(6)	a $0.1 million increase in promotional expenses.

Interest expense, net. Interest expense, net, was $27.8 million and $27.1 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of $0.7 million. As a result of our 2007 acquisitions and the $10.0 million incremental borrowing under LBI Media’s term loan facility in January 2008, our average debt balance increased in the first nine months of 2008, as compared to the same period in 2007. Although average interest rates were lower during the nine months ended September 30, 2008 compared to the same period in 2007, the higher average debt balance and lower interest income contributed to the increase in net interest expense.

Interest rate swap expense. Interest rate swap expense decreased by $572,000 to $14,000 for the nine months ended September 30, 2008, from $586,000 for the same period of 2007. This decrease was attributable to a smaller change in the fair market value of our interest rate swap during the nine months ended September 30, 2008, as compared to the same period of 2007.

Loss on note redemption. In July 2007, LBI Media deposited amounts in trust to redeem all of its outstanding 10 1/8% senior subordinated notes at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to

August 22, 2007, the redemption date. In connection with the redemption of these notes, we recorded a charge of $8.8 million, which represented the early redemption premium on the notes of $7.6 million, and the write off of the unamortized deferred financing costs related to these notes of $1.2 million (see“—Liquidity and Capital Resources—LBI Media’s 10 1/8% Senior Subordinated Notes”).

Equity in loss of equity method investment. In April 2008, one of our indirect, wholly owned subsidiaries purchased a 30% interest in PortalUno, Inc. (“PortalUno”), a development stage, online search engine for the Hispanic community. Equity in loss of equity method investment of $0.2 million for the nine months ended September 30, 2008 represents our share of PortalUno’s loss during the period.

Impairment of equity method investment. In the third quarter of 2008, we tested our equity investment in PortalUno for impairment. Based on this analysis, including a review of the factors which contributed to the impairment charge we recorded during the third quarter relating to our broadcast licenses, we determined that an other-than-temporary decline in the estimated fair value of the investment had occurred. As such, during the nine months ended September 30, 2008, we recorded a $0.2 million impairment charge to reduce the carrying value of the investment to its estimated fair value.

Benefit from (provision for) income taxes. During the nine months ended September 30, 2008, we recognized an income tax benefit of $10.7 million, as compared to an income tax provision of $50.5 million for the same period of 2007. As described above under “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock,” certain investors purchased shares of our parent’s Class A common stock in March 2007. As a result, our parent no longer qualified as an S corporation and we and our subsidiaries no longer qualified as qualified subchapter S corporations. Accordingly, we recorded a one-time non-cash charge of $46.8 million to adjust our deferred tax accounts in the first nine months of 2007. The change in our income tax benefit (provision) also resulted from the impact of the $43.6 million increase in broadcast license impairment charges, as described above.

Net loss. We recognized a net loss of $34.3 million for the nine months ended September 30, 2008, as compared to a net loss of $53.8 for the same period of 2007, a decrease of $19.5 million. This change reflects the $61.1 million decrease in our income tax provision and the absence of the $8.8 million loss on note redemption, as described above. However, these expense declines were partially offset by the $43.6 million increase in non-cash impairment of broadcast licenses, the $4.0 million decrease in deferred compensation benefit and higher net interest expense.

Adjusted EBITDA. Adjusted EBITDA increased by $2.9 million, or 8.4%, to $38.2 million for the nine months ended September 30, 2008 as compared to $35.3 million for the same period in 2007. This change resulted primarily from the absence of the $7.6 million early redemption premium paid to redeem LBI Media’s former 10 1/8% senior subordinated notes in the third quarter of 2007 and a modest increase in net revenues. This increase was partially offset by the $4.0 million decrease in deferred compensation benefit reflecting the impact of the accrual reduction we recorded in the first nine months of 2007 and an increase in program and technical and selling, general and administrative expenses, as described above.

Excluding the $7.6 million early redemption premium paid to redeem LBI Media’s former 10 1/8% senior subordinated notes in the third quarter of 2007, Adjusted EBITDA decreased 10.8% to $38.2 million during the nine months ended September 30, 2008, as compared to $42.9 million for the same period in 2007.

Adjusted EBITDA for our radio segment decreased by $1.6 million, or 5.8%, to $26.2 million for the nine months ended September 30, 2008, as compared to $27.8 million for the same period in 2007. The decrease was primarily the result of the $4.0 million decrease in deferred compensation benefit and an increase in program and technical and selling, general and administrative expenses, partially offset by higher net revenues.

Adjusted EBITDA for our television segment decreased by $3.1 million, or 20.2%, to $12.0 million for the nine months ended September 30, 2008, from $15.1 million for the same period in 2007. This decrease was primarily the result of lower advertising revenue, incremental expenses related to our Utah television station acquired in November 2007 and higher program and technical expenses, as discussed above.

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

As of September 30, 2008, LBI Media had $18.0 million aggregate principal amount outstanding under the senior revolving credit facility and $117.2 million aggregate principal amount of outstanding senior term loans.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate or the LIBOR rate, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. Including the $10.0 million increase to LBI Media’s senior secured term loan facility in January 2008, the applicable margin for term loans ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those loans are incurred. Interest on base rate loans is payable quarterly in arrears, and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At September 30, 2008, borrowings under LBI Media’s senior credit facilities bore interest at rates between 4.24% and 5.75%, including the applicable margin.

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

LBI Media’s 8 1/2% Senior Subordinated Notes. In July 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8 1/2% Senior Subordinated Notes that mature in 2017, resulting in gross proceeds of approximately $225.0 million and net proceeds of approximately $221.6 million after deducting certain transaction costs. Under the terms of LBI Media’s 8 1/2 % senior subordinated notes, it must pay semi-annual interest payments of approximately $9.7 million each February 1 and August 1, commencing on February 1, 2008. LBI Media may redeem the 8 1/2% senior subordinated notes at any time on or after August 1, 2012 at redemption prices specified in the indenture governing its 8 1/2% senior subordinated notes, plus accrued and unpaid interest. At any time prior to August 1, 2012, LBI Media may redeem some or all of its 8 1/2% senior subordinated notes at a redemption price equal to a “make whole” amount as set forth in the indenture governing such senior subordinated notes. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings completed on or prior to August 1, 2010 at a redemption price of 108.5% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the applicable redemption date.

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

The indenture governing these notes also provides for customary events of default, which include (subject in certain instances to cure periods and dollar thresholds): nonpayment of principal, interest and premium, if any, on the notes, breach of covenants specified in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. The notes will become due and payable immediately without further action or notice upon an event of default arising from certain events of bankruptcy or insolvency with respect to us and certain of our subsidiaries. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding notes may declare all the notes to be due and payable immediately.

Senior Discount Notes. In October 2003, we issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest did not accrue on the senior discount notes prior to October 15, 2008, and instead the accreted value of the senior discount notes increased until such date. On October 15, 2008, cash interest on the senior discount notes began to accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15, with the first payment due on April 15, 2009. We may redeem the senior discount notes at any time on or after October 15, 2008 at redemption prices specified in the indenture governing our senior discount notes, plus accrued and unpaid interest.

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

The following table summarizes our various levels of indebtedness as of September 30, 2008.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$18.0 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio

LBI Media, Inc.	Senior secured term loan credit facility	$117.2 million	March 31, 2012	LIBOR or base rate, plus an applicable margin

LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million aggregate principal amount at maturity	October 15, 2013	11%

Empire Burbank Studios LLC	Mortgage note	$2.1 million	July 1, 2019	5.52%

Cash Flows. Cash and cash equivalents were $0.4 million and $1.7 million at September 30, 2008 and December 31, 2007, respectively.

Net cash provided by operating activities was $5.4 million for the nine months ended September 30, 2008 and net cash flow used in operating activities was $3.1 million for the nine months ended September 30, 2007, respectively. The increase in our net cash provided by operating activities during the nine months ended September 30, 2008 as compared to 2007 primarily resulted from (a) the absence of the $7.6 million early redemption premium paid to redeem LBI Media’s 10 1/8% senior subordinated notes in July 2007 and (b) the absence of deferred compensation payments during the first nine months of 2008, as compared to $4.4 million in 2007. These changes were offset by an increase in accounts receivable, reflecting the overall growth in net revenue and the timing of cash collections, and an increase in television program purchases to expand our television line-up as a result of lower infomercial sales during the nine months ended September 30, 2008.

Net cash used in investing activities was $8.5 million and $37.8 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease was primarily attributable to (a) the absence of any asset acquisitions that have closed during the first nine months of 2008, as compared to $26.0 million in costs related to the purchase of KRQB-FM (formerly KWIE-FM) in the third quarter of 2007 and (b) lower capital expenditures. Capital expenditures during the nine months ended September 30, 2007 primarily reflected costs related to the construction of new tower and transmission sites for several of our Dallas and Houston radio stations.

Net cash provided by financing activities was $1.7 million and $40.0 million for the nine months ended September 30, 2008 and 2007, respectively. Net cash provided by financing activities for the nine months ended September 30, 2007 included a $47.9 million capital contribution from our parent, resulting from the issuance of its Class A common stock during that period. We, in turn, contributed the net proceeds to LBI Media, which were used to pay down outstanding borrowings under its senior credit facility. Net cash provided by financing activities for the 2007 period also included approximately $46.9 million in net bank borrowings, excluding the $47.9 million repayment described above, as compared to $2.5 million for the nine months ended September 30, 2008. Net cash provided by financing activities for the nine months ended September 30, 2008 also reflects a $4.2 million decrease in payments of deferred financing costs and a $1.8 million decline in distributions to our parent.

Contractual Obligations. Other than the additional $10.0 million borrowing under our senior term loan facility described above, we had no material changes in commitments for long-term debt obligations or operating lease obligations as of September 30, 2008 as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2007. We anticipate that funds generated from operations and funds available under LBI Media’s senior revolving credit facility will be sufficient to meet our working capital and capital expenditure needs in the foreseeable future.

Expected Use of Cash Flows. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include purchasing additional transmission equipment for all of our television stations relating to our digital signal conversion at an estimated cost of $3.5 million. In connection with the purchase of the selected assets of five radio stations from Entravision Communications Corporation, one of our indirect, wholly owned subsidiaries, Liberman Broadcasting of Dallas, Inc. (predecessor in interest to Liberman Broadcasting of Dallas LLC), also purchased a building in Dallas, Texas to accommodate our growth in stations owned and operated in the Dallas-Fort Worth market. We estimate we will spend approximately a total of $10.0 million on improvements and equipment for our new Dallas building. As of September 30, 2008, we had incurred approximately $2.2 million in costs related to the new building. In addition, our senior discount notes began accruing cash interest at a rate of 11% per year on October 15, 2008, with the first payment due on April 15, 2009. The interest payments will be payable on April 15 and October 15 of each year until the notes mature on October 15, 2013. Prior to October 15, 2008, our senior discount notes had not been accruing cash interest and instead the accreted value of the notes had been increasing. We expect to use cash to fund the purchase prices for the selected assets of television stations WASA-LP and KVPA-LP and radio stations KDES-FM and KVIB-FM within the next twelve months, primarily through borrowings under LBI Media’s senior revolving credit facility.

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

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net loss plus income tax expense, net interest expense, interest rate swap expense, impairment of equity method investment, equity in loss of equity method investment, impairment of broadcast licenses, loss on disposal of property and equipment, depreciation and amortization and other non-cash gains and losses.

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

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•

it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as depreciation and amortization, loss on disposal of property and equipment and impairment of broadcast licenses. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that by eliminating the effect of certain non-cash items, Adjusted EBITDA provides a meaningful measure of liquidity;

•

it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of non-cash expense items, such as depreciation and amortization, loss on disposal of property and equipment and impairment of broadcast licenses. By removing the non-cash items, it allows our investors to better determine whether we will be able to meet our debt obligations as they become due; and

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

The Securities and Exchange Commission, or SEC, has adopted rules regulating the use of non-GAAP financial measures, such as Adjusted EBITDA, in filings with the SEC and in disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP. We have included a presentation of net cash provided by (used in) operating activities and a reconciliation to Adjusted EBITDA on a consolidated basis under “—Results of Operations”.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, acquisitions of radio station and television station assets, intangible assets, deferred compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and the related judgments and estimates affect the preparation of our condensed consolidated financial statements.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 9.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3.0% of our outstanding receivables as of September 30, 2008, from 10.2% to 13.2% or $2.5 million to $3.2 million, would result in a decrease in pre-tax income of $0.7 million for the three months and nine months ended September 30, 2008.

Intangible assets

Our indefinite-lived assets consist of our FCC broadcast licenses. We believe that our broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to our future cash flows and that they may be continually renewed without substantial cost to us. In certain prior years, the licenses were considered to have finite lives and were subject to amortization.

In accordance with SFAS 142, we do not amortize our broadcast licenses. We test our broadcast licenses for impairment at least annually or when indicators of impairment are identified. Our valuations principally use the discounted cash flow methodology, an income approach based on market revenue projections and not company-specific projections, which assumes broadcast licenses are acquired and operated by a third party. This approach incorporates variables such as types of signals, media competition, audience share, market advertising revenue projections, anticipated operating margins and discount rates, without taking into consideration the station’s format or management capabilities. This method calculates the estimated present value that would be paid by a prudent buyer for our FCC licenses as new radio or television stations as of September 30, 2008. If the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded.

We generally test our broadcast licenses for impairment at the individual license level. However, we have applied the guidance of EITF 02-07 (“EITF 02-07”), “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets”, to certain of our broadcast licenses. EITF 02-07 states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. We aggregate broadcast licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

During the three months ended September 30, 2008, we completed our annual impairment review and concluded that several of our broadcast licenses were impaired. As such, we recorded a non-cash impairment loss of approximately $46.7 million related to the broadcast licenses for certain individual stations in our California, Texas and Utah markets. The tax impact of the impairment charge was approximately an $18.0 million tax benefit, which related to the reduction of the book-tax basis differences on our broadcast licenses. The impairment charge was due to market changes in estimates and assumptions which resulted in lower advertising revenue growth projections for the broadcasting industry, higher discount rates and a decline in cash flow multiples for recent station sales.

During the three months ended September 30, 2007, we recorded a $3.0 million impairment loss resulting from our annual FAS 142 review. This impairment loss was primarily due to lower projected advertising revenue resulting from greater competition from non-traditional media in several of our markets. The tax impact of this impairment charge was approximately a $1.2 million tax benefit.

In assessing the recoverability of our indefinite-lived intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future revenue estimates based on projected ratings increases, planned timing of signal strength upgrades, planned timing of promotional events, customer commitments and available advertising time. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about cash flows after conversion reflect estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If the expected cash flows are not realized, impairment losses may be recorded in the future. If we experienced a 10% decrease in the fair value of each of our broadcast licenses from that determined during our September 30, 2008 annual impairment testing, we would require an additional impairment write-down of approximately $17.4 million.

Deferred compensation

One of our indirect, wholly owned subsidiaries and our parent, Liberman Broadcasting, have entered into employment agreements with certain current and former employees. In addition to annual compensation and other benefits, these agreements provide certain employees with the ability to participate in the increase of the “net value” of Liberman Broadcasting, on a consolidated basis, over certain base amounts.

Our deferred compensation liability can increase based on changes in the applicable employee’s vesting percentage and can increase or decrease based on changes in the “net value” of Liberman Broadcasting. We have two deferred compensation components that comprise the employee’s vesting percentage: (i) a component that vests in varying amounts over time, and (ii) a component that vests upon the attainment of certain performance measures (each unique to the individual agreements). We account for the time vesting component over the vesting periods specified in the employment agreements and account for the performance based component when we consider it probable that the performance measures will be attained.

As part of the calculation of the deferred compensation liability, we use the income and market valuation approaches to estimate the “net value” of Liberman Broadcasting. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Based on the “net value” of Liberman Broadcasting as determined in these analyses, and based on the percentage of incentive compensation that has vested (as specified in the employment agreements), we record deferred compensation expense or benefit (and a corresponding credit or charge to deferred compensation liability). As such, estimation of the “net value” of Liberman Broadcasting requires considerable management judgment and the amounts recorded as periodic deferred compensation expense or benefit are dependent on that judgment.

During the nine months ended September 30, 2007, we satisfied our obligations under certain employment agreements that had December 31, 2006 “net value” determination dates with an aggregate cash payment of approximately $4.4 million, which was approximately $4.0 million less than the amount accrued as of December 31, 2006. The remaining employment agreement has a “net value” determination date of December 31, 2009, and as of September 30, 2008, we estimated that this employee had not vested in any unpaid deferred compensation.

If we assumed no change in the “net value” of Liberman Broadcasting from that at September 30, 2008, we would not expect to record any deferred compensation expense during the remainder of 2008 relating solely to the time vesting portion of the deferred compensation. The remaining agreement requires us to pay the deferred compensation amount in cash until Liberman Broadcasting’s common stock becomes publicly traded, at which time we may pay such amount in cash or Liberman Broadcasting’s common stock, at our option.

Commitments and contingencies

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called “contingencies,” and our accounting for these events is prescribed by SFAS No. 5, “Accounting for Contingencies.”

The accrual of a contingency involves considerable judgment on the part of our management. We use our internal expertise, and outside experts (such as lawyers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. We currently do not have any material contingencies that we believe require loss accruals; however, we refer you to Note 8 of our condensed consolidated financial statements for discussion of other known contingencies.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“Statement”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. We adopted certain provisions of FAS 157 related to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis on January 1, 2008, and have determined that such adoption has no material effect on our financial position, results of operations and cash flows. The provisions of FAS 157 related to other non-financial assets and liabilities will be effective on January 1, 2009, and will be applied prospectively. We are currently evaluating the impact, if any, that these provisions of FAS 157 will have on our financial position, results of operations and cash flows as it relates to other non-financial assets and liabilities.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating what impact, if any, the adoption of FSP 142-3 will have on our financial statements.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include, but are not limited to:

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on the foregoing, our President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Our dispute with Broadcast Music, Inc. related to royalties is ongoing. No material developments in these proceedings occurred during the three months ended September 30, 2008. For more information on these proceedings, see “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

We have also been a party to a dispute with the American Society of Composers, Authors and Publishers (“ASCAP”) related to royalties owed to ASCAP. In September 2008, we submitted a formal offer and paid $0.8 million to ASCAP to settle all amounts owed related to ASCAP. Although no formal settlement agreement has been obtained from ASCAP, we believe that the matter had been satisfactorily resolved.

We are subject to pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

In addition to the other information in this report, you should carefully consider the risk factors below, which could materially affect our business, financial condition or future results. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2007 are not the only risks facing our company.

Our debt service obligations will require a significant amount of cash and continued disruption in the financial markets could adversely impact the cost and availability of refinancing or restructuring our indebtedness, each of which could adversely affect our ability to operate our company successfully and achieve growth through acquisitions.

We currently have a substantial amount of debt. At December 31, 2007, we had total indebtedness of approximately $422.8 million, representing approximately 95% of our total capitalization.

Based on interest rates as of December 31, 2007 and assuming no additional borrowings or principal payments on LBI Media’s senior revolving credit facility until its maturity on March 31, 2012 or on our other indebtedness, as of December 31, 2007, we would need approximately $296.5 million over the next five years to meet our principal and interest payments under our debt agreements, of which approximately $29.2 million would be due over the next year. This includes interest on our senior discount notes, which began accruing cash interest at a rate of 11% per year on October 15, 2008, with the first payment due on April 15, 2009. Prior to October 15, 2008, our senior discount notes had not been accruing cash interest and instead the accreted value of the notes had been increasing.

Because we will need to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, it may reduce our ability to fund working capital and to expand our business through capital expenditures, acquisitions and other means.

In addition, if we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as, refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. The current situation in the world credit markets and the disruption in the normal flow of credit among financial institutions may adversely impact the availability and cost of credit, which could adversely affect our ability to refinance or restructure our debt or obtain any additional financing. There can be no assurances that government responses to the disruptions in the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. As a result, we may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate net revenues.

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

We also believe that advertising is largely a discretionary business expense. Advertising expenditures generally tend to decline during an economic recession or downturn. Because of the current volatility and uncertainty in the capital and credit markets, advertisers have cutback their advertising budgets in response to a decline in consumer confidence and spending. If the economic downturn and current levels of market disruption and volatility continue or worsen, especially in the local markets in which we operate, the overall demand for advertising could be further adversely impacted, and will negatively affect our revenues and results of operations.

In addition, shifts in populations and demographics could adversely affect advertising expenditures. Consequently, our television and radio station revenues are likely to be adversely affected by shifts in Hispanic populations and demographics or other events or circumstances that adversely affect advertising activity. Foreign hostilities and terrorist attacks may also affect our revenues and results of operations in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the sole security holder of LBI Media, Holdings during the three month period ended September 30, 2008:

On July 18, 2008, the sole stockholder approved by written consent the re-election of the following directors William Adams, Winter Horton, Jose Liberman, Lenard Liberman, Bruce Karsh, and Terence O’Toole.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)    Exhibits

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc.(1)

3.2	Amended and Restated Bylaws of LBI Media Holdings, Inc.(1)

4.1	Indenture governing LBI Media Holdings, Inc.’s 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	Asset Purchase Agreement, dated September 12, 2008, by and among Liberman Broadcasting of California LLC, LBI Radio License LLC, Sun City Communications, LLC and Sun City Licenses, LLC*

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 17, 2007.

(2)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122), filed with the Securities and Exchange Commission on October 30, 2003, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ Wisdom Lu
Wisdom Lu
Chief Financial Officer

Date: November 14, 2008