Form 10-K
period 2008-12-31
LBI MEDIA HOLDINGS INC
filed 2009-03-31
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2009, no shares of LBI Media Holdings, Inc.’s voting stock were held by non-affiliates.

As of March 31, 2009, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.	BUSINESS

Market data and other statistical information included in this Business section are based on industry publications, government publications and reports by market research firms or other published independent sources, including the United States Census Bureau, Arbitron and Nielsen surveys, Television Bureau Advertising (TVB) and Geoscape American Marketspace DataStream.

Overview

We are one of the largest owners and operators of Spanish-language radio and television stations in the United States based on revenues and number of stations. We own 22 radio stations (fifteen FM and seven AM) and six television stations in the greater Los Angeles (including Riverside, San Bernardino and Orange Counties), Houston, Dallas-Fort Worth, Phoenix, San Diego and Salt Lake City, the first, fourth, fifth, eighth, thirteenth and thirtieth largest Hispanic markets in the United States, respectively, based on Hispanic television households. We own and/or operate radio and television stations in markets that comprise approximately 31% of the U.S. Hispanic population. We are also affiliated with certain television stations in Texas, serving the Brownsville-McAllen, El Paso, Waco-Temple and Jacksonville-Tyler-Longview markets. We expect to begin broadcasting our internally produced programming in these markets in the third quarter of 2009.

Our Los Angeles cluster (including Riverside, San Bernardino and Orange Counties) consists of six Spanish-language radio stations, one AM radio station with time-brokered programming and a television station. Our Houston cluster consists of eight Spanish-language radio stations, one AM radio station with time-brokered programming and a television station. Our Dallas-Fort Worth cluster consists of five Spanish-language radio stations, one FM radio station with time-brokered programming and one television station. We also own three television stations that service the Salt Lake City, Phoenix and San Diego markets, respectively. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we use to produce approximately eleven hours of television programming each weekday. We also own television production facilities in Houston and Dallas-Fort Worth, Texas that allow us to produce programming in those markets as well.

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

We were incorporated in Delaware on June 23, 2003. We are a wholly owned subsidiary of Liberman Broadcasting, Inc., a Delaware corporation (successor in interest to LBI Holdings I, Inc.).

We are highly leveraged. As of December 31, 2008, we had total indebtedness of $417.3 million.

Operating Strategy

The principal components of our operating strategy are set forth below:

Develop popular stations by targeting the local community

In order to attract the largest audience, we seek to create radio and television programming that resonates with Hispanics of different cultural and ethnic backgrounds. We believe that we are particularly adept at programming to the tastes and preferences of the Hispanics of Mexican heritage, which comprise approximately 81%, 77%, 86%, 88%, 91% and 76% of the Hispanic populations in Los Angeles, Houston, Dallas-Fort Worth, Phoenix, San Diego and Salt Lake City, respectively, according to a 2007 study conducted by the U.S. Census Bureau. We believe our ability to produce locally targeted programming gives us an advantage over most other Spanish-language broadcasters that develop and distribute their programming on a national basis and, as a result, we have generally been able to achieve and maintain strong station ratings in our markets.

Our television programming is designed and created to compete with the novellas, or soap operas, which we believe composes the majority of the programming for our primary competitors, Univision Communications, Inc. and Telemundo Communications Group, Inc. By offering an alternative to these novellas with programming that resonates with Hispanic viewers, we are able to generate competitive ratings and attract a large television audience.

Cross-promote our radio and television stations

We utilize a portion of our commercial inventory time at both our radio and television stations to run advertisements promoting our other stations and programming, which helps us capitalize on the strong ratings and targeted audience of our stations with no incremental cash outlay. In addition, we benefit from our knowledge in operating successful music oriented radio stations by obtaining valuable insights into the trends in the Hispanic market. With this experienced knowledge, we produce musical variety television shows that feature music industry news, interviews and live performances of artists featured and created on our popular radio stations.

Capitalize on our complementary radio and television stations to capture a greater share of advertising revenue

We create cross-selling opportunities by offering our advertisers customized marketing programs that allows them to cross-advertise on radio and television, as well as to cross-merchandise through product integration in our programming. This allows us to effectively compete for a significant portion of an advertiser’s Hispanic budget since advertisers have historically spent over 80% of their Hispanic advertising budgets on radio and television. We believe that we are able to capture a larger share of advertising revenues in our markets through our ability to cross-sell and cross-promote our radio and television stations.

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

Provide product integration that allows us to differentiate ourselves from our competition

Because we produce over 55 hours of internal programming for our television stations each week, we are able to integrate the products of our advertisers into our television shows. The ability to provide product integration to our television advertisers in our television programming is a competitive advantage given the growing popularity of imbedding advertisers’ products and services in television shows and the inability of many of our competitors, who do not internally produce their own programs, to provide such services.

Form exclusive talent relationships

Each of the television shows we produce at our studios features actors we develop. Many of our television shows also feature, on a regular basis, famous actors from Latin America. Both the actors we develop and the established Latin American actors that appear in our internally produced programming are available to endorse the products or services of our advertisers, which we believe is one of our competitive advantages.

Develop a diverse local advertising base

Consistent with our locally targeted programming strategy, our regional sales strategy primarily focuses on establishing direct relationships with the local advertising community. Local advertising accounted for approximately 76% of our gross advertising revenue in 2008. Other advantages of our locally focused sales strategy include the following:

•	our cash flows have been generally less vulnerable to ratings fluctuations as a result of our strong relationships with our advertisers; and

•	our large and diverse client base has resulted in no single advertiser accounting for more than 2% of our gross advertising revenues in 2008.

Utilize cost-effective television programming to drive cash flow growth

Currently we produce over 55 hours of television programming each week. Our weekday programming consists primarily of internally produced shows between the hours of 7:00 AM and 11:00 PM (in Los Angeles), which creates a compelling programming line-up for our television stations. Our in-house television production facilities provide us with an efficient cost structure to create programming, such as our musical variety shows Estudio 2 and El Show de Lagrimita y Costel, our entertainment game show A Que No Puedes, our news programs Alarma TV and Noticieros STN, our procedural drama Secretos, our comedy show, Los Chuperamigos, and our popular daily talk show Jose Luis Sin Censura . We realize programming synergies between our radio and television assets by leveraging our dominant market presence in Spanish radio by creating music-based variety programs such as Estudio 2. Estudio 2 was the number two Hispanic television program in its time slot in prime time in the Los Angeles market for adults in the aged 18 to 34, 18 to 49 and 25 to 54 demographics during the November 2008 sweeps. Furthermore, we supplement our internally produced programming with purchased programs, primarily Spanish-language movies, which we obtain from producers in Latin America. If we acquire additional television stations, we will be able to further leverage our programming library across a broader base of stations, thereby potentially increasing our profitability.

Capitalize on our valuable programming library

Our internal production of television programming allows us to assemble a valuable programming library that can be exploited at limited additional cost through forming the EstrellaTV television network, syndication and by use on our other stations, DVDs, video on demand, the internet and other formats.

For example, we have entered into affiliation agreements with four television stations in Texas to broadcast our EstrellaTV network on their digital multicast channels: KVEO-TV, an NBC affiliate serving Brownsville-McAllen; KTSM-TV, an NBC affiliate serving El Paso; KWKT-TV, a Fox affiliate serving Waco-Temple; and KETK-TV, an NBC affiliate serving Jacksonville-Tyler-Longview. Collectively, these stations operate in markets that comprise approximately five percent of the U.S. Hispanic population. We expect that these affiliate stations will begin transmitting our programming in the third quarter of 2009. We expect that our percentage of gross advertising revenue from national advertising will continue to increase as we enter into new markets through affiliation agreements.

Acquisition Strategy

Our acquisition strategy focuses on identifying and acquiring selected assets of radio and television stations in the largest, most densely populated and fastest growing U.S. Hispanic markets to build market-leading Hispanic radio and television clusters. While our previous acquisitions have been concentrated in California and Texas, two of our more recent transactions have been the acquisition of certain assets of television stations in Arizona and in Utah. We may also acquire assets of radio and television stations in other U.S. markets that we have yet to enter. Although these stations often do not target the local Hispanic market at the time of acquisition, we believe they can be successfully reformatted to capture this audience. In analyzing our acquisition opportunities, we consider the following criteria for a station:

•	the size and density of the Hispanic population and general economic conditions in the market;

•

our ability to expand coverage in an existing cluster or develop a new cluster in a market where we believe we can acquire a meaningful share of the Hispanic audience, particularly where we can own both radio and television stations in a market as a result of such acquisition and create the opportunity to cross-promote our new, existing and/or affiliate stations;

•

our ability to acquire underdeveloped properties that offer the potential for significant improvement in revenues and cash flow through the application of our operating, administrative and programming expertise; and

•	the power and quality of the station’s broadcasting signal.

We have built a long-term track record of acquiring and developing underperforming radio and television stations that has enabled us to achieve significant increases in our net revenue over the past decade. Since our inception in 1987, we have acquired and programmed 19 radio stations and 6 television stations. By reformatting these 25 stations with our own original Spanish language programming, implementing strict cost controls and providing creative marketing programs to our clients, we believe we have successfully developed and grown our stations in each of our markets. We believe that our record of successfully executing our acquisition strategy in new Hispanic markets will position us to continue creating top-ranked Hispanic station clusters in other Hispanic markets.

Hispanic Market Opportunity

We believe the Hispanic community represents an attractive market for future growth. In 2007, according to the U.S. Census Bureau, the U.S. Hispanic population was the largest and fastest-growing minority group in the United States. According to a survey conducted by Geoscape International, the U.S. Hispanic population grew 34% from 2000 through 2008, accounting for about one-half of all U.S. population growth during that period. By 2013, the U.S. Hispanic population is expected to reach approximately 54.4 million people, or 17% of the total U.S. population. Our recent acquisition of the selected assets of television station KVPA in Phoenix, Arizona provides us access to a Hispanic population that has grown 268% since 1990. Further, according to the 2008 Geoscape International survey, California had the largest Hispanic population of any state in 2008, followed by Texas, the two states in which we primarily operate.

In addition, advertisers have been directing more advertising dollars towards U.S. Hispanics. According to a 2007 study performed by Kagan Research, “Economics of Hispanic TV and Radio in the U.S.”, Hispanic advertising growth is expected to outpace that of the general market, reaching $5.5 billion in gross advertising revenue by 2010.

Spanish-language advertising rates have been rising faster in recent years when compared to the general media, yet these rates are still lower than those for English-language media. As advertisers continue to recognize the buying power of the U.S. Hispanic population, especially in areas where the concentration of Hispanics is very high and where a growing percentage of the retail purchases are made by Hispanic customers, we expect the gap in advertising rates between Spanish-language and English-language media to narrow. As U.S. Hispanic consumer spending continues to grow relative to overall consumer spending, industry analysts expect that advertising expenditures targeted to Hispanics will increase significantly, eventually closing the gap between the current level of advertising targeted to Hispanic stations and the current level of advertising targeted to general market stations.

We believe we are well positioned to capitalize on the growing Hispanic advertising market given the concentration of the Hispanic population in certain markets in the United States and our attractive position in four of the ten largest Hispanic markets in the United States based on Hispanic television households, Los Angeles, Houston, Dallas-Fort Worth and Phoenix, as well as our record of successfully executing our acquisition strategy in new Hispanic markets.

Our Markets

The following table sets forth certain demographic information about the markets in which our radio and television stations operate.

Market	Total Population	Hispanic Population	% Hispanic Population	% Hispanic Population of Mexican Descent	Hispanic Population Growth (7)
Los Angeles(1)	17,755,322	7,807,102	44%	81%	63%
Houston(2)	5,733,861	1,904,290	33%	77%	147%
Dallas(3)	6,494,107	1,691,688	26%	86%	222%
Phoenix(4)	4,179,427	1,271,328	30%	88%	268%
San Diego(5)	2,974,859	901,369	30%	91%	76%
Salt Lake City(6)	1,614,098	222,305	14%	76%	259%
Total U.S. (for comparison)	301,621,159	45,427,437	15%	64%	103%

Source: American Community Survey Profile 2007 by the U.S. Census Bureau

(1)	Represents the Los Angeles, Long Beach and Riverside, CA combined statistical area.
(2)	Represents the Houston combined statistical area.
(3)	Represents the Dallas-Fort Worth combined statistical area.
(4)	Represents the Phoenix combined statistical area.
(5)	Represents the San Diego metropolitan statistical area.
(6)	Represents the Salt Lake City-Ogden-Clearfield, Utah metropolitan statistical areas.
(7)	Represents growth from 1990 to 2007.

Our Radio and Television Stations

The following tables set forth certain information about our radio and television stations and their broadcast markets. For financial information on our radio and television segments, refer to the information in Note 9 to the Consolidated Financial Statements included in Item 15.

Radio Stations

Market/Station(1)	Market Rank (2)	Hispanic Market Rank (3)	Frequency	Format
Los Angeles	2	1
KBUE-FM/KBUA-FM/KEBN-FM(4)			105.5/94.3/94.3	Regional Mexican
KRQB-FM			96.1	Regional Mexican
KHJ-AM			930	Ranchera/Sports
KWIZ-FM			96.7	Regional Mexican
KVNR-AM(5)			1480	Time Brokered

Houston	11	3
KQQK-FM/KXGJ-FM(6)			107.9/101.7	Spanish Pop
KTJM-FM/KJOJ-FM(7)			98.5/103.3	Regional Mexican
KNTE-FM/KQUE-AM/KJOJ-AM(8)			96.9/1230/880	Regional Mexican
KEYH-AM			850	Ranchera/Sports
KSEV-AM(5)			700	Time Brokered

Dallas-Fort Worth	6	6
KNOR-FM			93.7	Regional Mexican
KBOC-FM			98.3	Regional Mexican
KTCY-FM			101.7	Spanish Pop
KZZA-FM			106.7	Spanish Dance/Sports
KZMP-AM			1540	Ranchera/Sports
KZMP-FM(5)			104.9	Time Brokered

(1)	Our radio stations are in some instances licensed to communities other than the named principal community for the market.
(2)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(3)	Represents rank among U.S. Hispanic markets by Hispanic television households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the United States.
(4)	KBUA-FM and KEBN-FM simulcast the signal of KBUE-FM in the San Fernando Valley and Orange County, respectively. We have upgraded the signals of KBUA-FM and KEBN-FM from 3kW to 6kW, thereby improving our coverage of the Los Angeles market and enabling us to use the stations for purposes other than to simulcast with KBUE-FM, if we so choose.
(5)	Three of our stations, KVNR-AM, KSEV-AM and KZMP-FM are operated by third parties under time brokerage agreements. We receive a monthly fee from the third parties for the air time and the third parties receive revenues from their sale of advertising spots.
(6)	KXGJ-FM simulcasts the signal of KQQK-FM.
(7)	KJOJ-FM simulcasts the signal of KTJM-FM.
(8)	KNTE-FM (formerly KIOX-FM) is simulcast with KQUE-AM and KJOJ-AM.

Television Stations

Station	Channel	Market	DMA Rank(1)	Hispanic Market Rank (2)	Number of Hispanic TV Households
KRCA	62	Los Angeles	2	1	1,854,810
KZJL	61	Houston	11	3	549,890
KMPX	29	Dallas-Fort Worth	6	6	488,150
KVPA	42	Phoenix	12	8	381,180
KSDX	29	San Diego	17	13	237,690
KPNZ	24	Salt Lake City	30	29	84,430

Source: Nielsen Media Research-NSI, January, 2009

(1)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(2)	Represents rank among U.S. Hispanic markets by number of persons in Hispanic TV households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the United States.

Programming

Radio. Our Spanish-language radio stations are targeted to the Spanish-speaking portion of the Hispanic population that is dominant in the local markets in which we operate. We tailor the format of each of our radio stations to appeal to a specific target demographic in order to maximize our overall listener base without causing direct format competition among our stations. We determine the optimal format for each of our stations based upon local market research. To create brand awareness and loyalty in the local community, we seek to enhance our market positions by sending on-air talent to participate in local promotional activities, such as concerts and live special events or promotions at client locations and other street level activities. These types of events also provide attractive promotional and advertising opportunities for our clients. We also promote our radio stations during our television programming airing in these markets.

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

•

KHJ-AM (La Ranchera) plays traditional Ranchera, also known as Mariachi music, and is the official station of the Los Angeles Dodgers Major League Baseball team. The target audience for this station is adult listeners aged 25 to 54.

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

•

KEYH-AM (La Ranchera) plays traditional Ranchera music, which is also known as Mariachi, and carries various soccer tournaments, the Houston Rockets National Basketball Association team and the Houston Dynamos Major League Soccer team. The target audience for this station is adult listeners aged 25 to 54.

•

KNTE-FM/KQUE-AM/KJOJ-AM (El Norte) plays Norteña music from the northern portion of Mexico. The target audience for these stations is adult listeners aged 18 to 49. The station features morning programming with our nationally recognized radio personality, Don Cheto.

•

KNOR-FM (La Raza) plays contemporary, up-tempo, regional Mexican music, similar to the music played on Que Buena and La Raza in Houston, which includes Norteña, Banda, Corrido and Ranchera music. The station adjusts its music to the preferences of Hispanics in the Dallas market. The target audience for this station is adult listeners 18 to 34. The station features morning programming with our nationally recognized radio personality, Don Cheto.

•	KTCY-FM (XO) plays contemporary, up-tempo, Spanish pop music. The target audience for this station is adult listeners 18 to 34.

•	KZZA-FM (Casa) plays Spanish dance music. The target audience for this station is bi-lingual Hispanic adult listeners 18 to 34.

•

KZMP-AM (La Ranchera) plays traditional Ranchera, also known as Mariachi music, and carries various soccer tournaments and the FC Dallas Major League Soccer team. The target audience for this station is adult listeners 25 to 54.

•	KBOC-FM (La Zeta) plays top 40 regional Mexican music. The target audience for this station is adult listeners 18 to 49.

Three of our radio stations, KVNR-AM, KSEV-AM and KZMP-FM, are currently operated by third parties under time brokerage agreements. Currently, KVNR-AM, which is in the greater Los Angeles market, broadcasts Vietnamese-language programming. KSEV-AM in Houston broadcasts an English-language talk format that is operated by a local broadcaster. KZMP-FM in Dallas-Fort Worth broadcasts Indian and Pakistani-language programming.

Television. Our programming content consists primarily of internally produced programs such as comedy programs, news, procedural dramas, musical variety shows and a talk show, as well as purchased programs including Spanish-language movies. We own or have the rights to a library of more than 4,500 hours of Spanish-language movies, children’s shows and other programming content available for broadcast on our television stations. Currently we produce over 55 hours of television programming each week.

In February 2009, we entered into affiliation agreements with four television stations in Texas to broadcast our EstrellaTV network on their digital multicast channels: KVEO-TV, an NBC affiliate serving Brownsville-McAllen; KTSM-TV, an NBC affiliate serving El Paso; KWKT-TV, a Fox affiliate serving Waco-Temple; and KETK-TV, an NBC affiliate serving Jacksonville-Tyler-Longview. We expect that these stations will begin transmitting our programming in the third quarter of 2009.

We seek to maximize our television group’s profitability by broadcasting internally produced Spanish-language programming to stations we own and to our affiliated stations, marketing commercial time to advertisers and selling infomercial advertising.

Production Facilities

We own Empire Burbank Studios, a fully equipped television production complex next to our corporate offices in Burbank, California. We also own studios and production facilities in Houston and Dallas, enabling us to produce local programming in those markets. The studios provide us with all of the physical facilities needed to produce our own Spanish-language television programming without the variable expense of renting these services from an outside vendor. We believe this enables us to produce our programming at a low cost relative to our competitors. By owning our production facilities we are able to control the content of the programs we produce and air. We currently produce the following Spanish-language programs at our Burbank facilities:

•

Noticias 62 En Vivo: three local newscasts airing on KRCA-TV, Channel 62, in Los Angeles that airs every weekday from 12:00 PM to 12:30 PM, 5:00 PM to 5:30 PM and 9:00 PM to 9:30 PM. Our 9:00 PM newscast is anchored by Emmy Award winner, Jesus Javier;

•

Los Angeles En Vivo: a half-hour live mid-day show featuring two hosts and a team of reporters covering current topics and events, including on-air contests and live product integration from sponsors. The show airs every weekday on KRCA-TV from 12:30 PM to 1:00 PM;

•

Alarma TV: a fast-paced news program featuring lifestyle stories taken from around the world. This show airs every weekday in Los Angeles and San Diego on KRCA-TV and KSDX-TV, respectively, from 8:00 AM to 8:30 AM, 5:00 PM to 5:30 PM and 10:00 PM to 10:30 PM. The show also airs every weekday in Salt Lake City on KPNZ-TV from 4:00 PM to 4:30 PM and 9:00 PM to 9:30 PM, in Houston on KZJL-TV from 4:30 PM to 5:00 PM and 9:00 PM to 9:30 PM and every weekday in Dallas on KMPX-TV from 4:30 PM to 5:00 PM and 9:00 PM to 9:30 PM;

•

El Show de Lagrimita y Costel: a musical variety and comedy show hosted by famous father and son comedy/clown team, airing on KRCA-TV and KSDX-TV weekdays from 4:00 PM to 5:00 PM and on KZJL-TV, KMPX-TV and KPNZ-TV weekdays from 3:00 PM to 4:00 PM;

•

Jose Luis Sin Censura: a fast-paced talk show hosted by well-known Spanish television personality Jose Luis Gonzales that airs every weekday on KRCA-TV and KSDX-TV from 11:00 AM to 12:00 PM and 6:00 PM to 7:00 PM. The show also airs every weekday in Houston, Dallas and Salt Lake City, respectively, on KZJL-TV, KMPX-TV and KPNZ-TV, from 12:00 PM to 1:00 PM and from 5:00 PM to 6:00 PM;

•

Estudio 2: a musical variety show that features live performances by hit musical artists, a talent search and the performances of famous comedians. The show airs every weekday on KRCA-TV and KSDX-TV from 7:00 PM to 8:00 PM. The show also airs every weekday on KZJL-TV, KMPX-TV and KPNZ-TV from 6:00 PM to 7:00 PM;

•

Secretos: a half-hour scripted procedural drama program that airs every weekday on KRCA-TV and KSDX-TV from 8:30 AM to 9:00 AM and 9:30 PM to 10:00 PM and on KPNZ-TV from 4:00 PM to 4:30 PM and 8:30 PM to 9:00 PM. The show also airs every weekday on KZJL-TV and KMPX-TV from 4:00 PM to 4:30 PM and from 8:30 PM to 9:00 PM;

•

Los Chuperamigos: a comedy program which boasts an all-star cast of the best comedians in Mexico, top comedy writers and features a theme song performed by Spanish singing diva, Jenni Rivera. The show airs every weekday on KRCA-TV from 10:30 PM to 11:00 PM and on KZJL-TV, KPMX –TV and KPNZ-TV weekdays from 8:00 PM to 8:30PM;

•

Noticiero STN: a half-hour national newscast hosted by Jesus Javier, which includes daily stories from STN reporters stationed in various locations throughout Mexico and Central and South America. The show airs every weekday on KRCA-TV and KSDX-TV from 5:30 PM to 6:00 PM. The show also airs every weekday on KZJL-TV, KMPX-TV and KPNZ-TV from 9:30 PM to 10:00 PM; and

•

A Que No Puedes: an hour-long entertainment game show featuring famous personalities competing for charities by performing challenging physical activities presented by famous actors and who are judged by some of the top celebrities in Latin America. The show airs every weekday on KRCA-TV and KSDX-TV from 8:00 PM to 9:00 PM and on KZJL-TV, KMPX-TV and KPNZ-TV from 1:00 PM to 2:00 PM and from 7:00 PM to 8:00 PM.

Throughout the year, we also program musical specials based on some of our bigger premier events from different markets. Premios de la Radio is a live, televised special of our musical awards show at the Gibson Amphitheater in Los Angeles. The awards show features some of the top artists in the Hispanic music industry performing and presenting awards. For the first time, our 2008 Premios de la Radio received a 7.7 Nielsen rating among Hispanic persons 18-34, which was the number 1 position in Los Angeles for the three hour show that aired from 8 to 11 p.m. Our popular special features programs, the Cinco de Mayo and Fiestas Patrias concerts, are produced and recorded in each of our radio markets. These are daytime music festivals that have drawn crowds in excess of 60,000 and usually feature eight to ten bands.

Sales and Advertising

The majority of our net revenues are generated from the sale of local, regional and national advertising for broadcast on our radio and television stations. For the year ended December 31, 2008, approximately 76% of our gross advertising revenues were generated from the sale of local advertising and approximately 24% of our gross advertising revenues were generated from the sale of regional and national advertising. Local sales are made by our sales staffs located in Los Angeles, Riverside/San Bernardino and Santa Ana, California, Houston and Dallas, Texas and Salt Lake City, Utah. Our national sales are made by our sales staffs in Los Angeles, California, Chicago, Illinois, Miami, Florida, New York, New York and Dallas, Texas. We have recently entered into affiliation agreements to broadcast our internally produced programming on the digital multicast channels of four stations in Texas and we plan on entering into other affiliation agreements in the future. We expect that the majority of advertising revenues we will generate from the affiliate stations will be from national advertisers. As such, we expect that our percentage of advertising revenue from national advertisers will continue to increase.

We believe that advertisers can reach the Hispanic community more cost effectively through radio and television broadcasting than through outdoor advertising and printed advertisements. Advertising rates charged by radio and television stations are based primarily on:

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

Our Spanish-language radio stations compete against other Spanish-language radio stations in their markets for audiences and advertising revenue. In Los Angeles (including Riverside and San Bernardino Counties), our radio stations compete primarily against Univision Radio, Spanish Broadcasting Systems, Inc. and Entravision Communications Corporation, three of the largest Hispanic group radio station operators in the United States. In both our Houston and Dallas-Fort Worth markets, our radio stations compete primarily against Univision Radio.

Our television stations primarily compete against Univision Communications, Inc. and Telemundo Communications Group, Inc. for audiences and advertising revenue in our Los Angeles, San Diego, Salt Lake City, Houston, Dallas-Fort Worth and Phoenix markets.

Employees

As of December 31, 2008, we had approximately 969 employees, of which approximately 738 were full-time employees. Of the full-time employees, approximately 376 were in television, approximately 330 were in radio and approximately 32 were corporate employees. None of our employees are represented by labor unions, and we have not entered into any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. These matters may include:

•	changes to the license authorization and renewal process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to the FCC’s equal employment opportunity regulations and other matters relating to involvement of minorities and women in the broadcasting industry;

•	proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates;

•	changes regarding enforcement of the FCC’s rules on broadcasting indecent or obscene material, including increases in fines and changes in procedures for revocation of licenses;

•	proposals to require broadcasters to air certain types and quantities of “local” programming;

•	proposals to ban the broadcast of “violent” material;

•	new, expanded obligations regarding children’s television programming on digital television channels;

•	proposals to adopt new public interest obligations on television broadcasters during and after the transition to digital television;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions;

•	proposals to permit expanded use of FM translator stations, including use by AM stations; and

•	proposals to reallocate spectrum associated with TV channels 5 and 6 for FM radio broadcasting.

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

The FCC licenses some television stations as low power television stations. Low power television stations generally operate at lower power and cover a smaller geographic area than full-service television stations, are not entitled to carriage by cable television and direct broadcast satellite operators and must accept interference from, and eliminate interference to, full-service television stations. Our stations in Phoenix (KVPA) and San Diego (KSDX) are low power television stations.

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

In contrast to the other local media ownership rules, the FCC did not attempt to significantly relax its radio rules in 2003. The agency decided to retain these numerical caps, which were set by Congress in the Telecommunications Act of 1996 (“1996 Act”). The FCC did adjust certain aspects of the radio rules, however, by adopting a new definition of a “radio market,” deciding to take noncommercial radio stations into account in its determination of market size and limiting the transferability of existing radio clusters that would not comply with the new regulations. The rule that changes the way in which a radio “market” is defined is now in effect. This rule defines local radio markets using a geographic market approach assigned by Arbitron rather than a signal contour method. Because of the change in market definition, our Houston radio cluster does not comply with the new rules, but the “grandfathering” provisions of the FCC’s new rules permit us to retain it. Consequently, we may not be able to sell our entire Houston radio cluster to a single party in the future. In addition, the radio market definition under the new rules could limit the number of additional radio stations that we can acquire in the Houston market.

Cross-Ownership Restrictions

The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community as it is not viewed by the FCC to be in the public interest. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market. The FCC’s December 2007 decision leaves the newspaper/broadcast and radio/television cross-ownership prohibitions in place, but provides that the Commission will evaluate newly proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors. The Commission will apply a presumption that the combination is in the public interest if it is located in a top 20 DMA and involves the combination of a newspaper and only one television station or radio station. If the combination involves a television station, the presumption will only apply where the station is not among the top 4 in the DMA and at least eight independently owned and operated newspapers and/or full-power commercial television stations remain in the DMA. All other combinations will be presumed not in the public interest. That negative presumption can be reversed if the combination will result in a new local news source that provides at least seven hours of local news programming or if the property being acquired has failed or is failing.

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

Cable and Satellite Transmission of Local Television Signals

Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Television stations may elect between “must-carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (retransmission consent). Stations must make this election once every three years, and did so most recently on October 1, 2008. All broadcast stations that made carriage decisions on October 1, 2008 will be bound by their decisions throughout the 2009-2011 cycle and will not be allowed to change their carriage decisions at the end of the digital television transition. The FCC has established a market-specific requirement for mandatory carriage of local television stations by direct broadcast satellite, or DBS, operators, similar to that applicable to cable systems, for those markets in which a DBS carrier provides any local signal. In addition, the FCC has adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are also specific statutory requirements relating to satellite distribution of distant network signals to “unserved households” (that is, households that do not receive at least a Grade B signal from a local network affiliate).

We have elected “must carry” status for our Los Angeles, Houston, Dallas-Fort Worth and Salt Lake City stations on cable systems in those designated market areas. These elections will entitle our stations to carriage on those systems until December 31, 2011. We may also enter into retransmission consent agreements for carriage of our stations on certain cable systems.

We have also secured DBS carriage for full-service television stations in the Los Angeles, Houston, Dallas-Fort Worth and Salt Lake City markets through 2011.

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

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station are allocated a separate channel for digital television operation. When the transition to digital television is complete, stations will be required to operate a single digital television channel and to surrender any other channel on which they previously operated. Federal legislation now specifies June 12, 2009 as the end of the transition, when broadcasters must cease analog operation. Congress could act to change the end-date of the transition.

The FCC adopted timetables that required stations to select their post-transition digital television channels, as well as deadlines for certain stations to increase their digital facilities to operate at full authorized power. Equipment and other costs are associated with these requirements.

We have elected the currently-allotted digital television channels for KZJL-TV and KMPX-TV as their permanent post-transition digital television channels. KPNZ-TV, which does not have an assigned digital channel, will convert to digital operation on its analog channel at the end of the end of the transition. In the case of KRCA-TV, the FCC has allotted a new post-transition digital channel because the current channel has been reallocated for public safety uses. We have completed construction of digital facilities for KZJL-TV and KMPX-TV at full authorized power. KPNZ-TV is not currently operating a digital channel. We have a construction permit for digital facilities for KPNZ-TV which authorizes use of the analog channel. We will complete the conversion to full-power digital operation on the analog channel on June 12, 2009 or by a subsequent date if the transition deadline is extended. In the case of KRCA-TV, we have completed construction of interim digital facilities that meet the FCC’s requirements for operation on its current digital television channel. We will continue to operate those facilities until the end of the transition, when we will be required to complete construction of digital facilities on the new channel allotted for post-transition operation. The FCC has authorized KRCA-TV to construct and operate temporary facilities on the new channel and has extended KRCA-TV’s deadline to complete its full-power permanent digital facilities until August 18, 2009. The temporary facilities on the new channel will result in coverage that exceeds KRCA-TV’s current analog service population and is 98.4 percent of its pre-transition digital service population. We expect the permanent post-transition facilities on the new channel to exceed both its current analog and its pre-transition digital service populations.

Broadcasters may either provide a single DTV signal or “multicast” several lower resolution DTV program streams. Broadcasters also may use some of their digital spectrum to provide non-broadcast “ancillary” services (i.e., subscription video, data transfer or audio signals), provided broadcasters pay the government a fee of five percent of gross revenues received from such services. Under the FCC’s rules relating to must-carry rights of digital broadcasters, which apply to cable and certain DBS systems: (1) broadcasters are not entitled to carriage of both their analog and their digital streams during the transition; (2) digital-only stations are entitled to must-carry rights; and (3) a digital-only station asserting must-carry rights is entitled to carriage of only a single programming stream and other “program related” content, even if the digital-only station multicasts. In November 2007, the FCC decided that after the transition, cable operators must ensure that all analog cable subscribers will continue to be able to receive the signals of stations electing must-carry status. Cable operators can choose either to deliver the signal in digital format for digital customers and “down convert” the signal to analog format for analog customers, or to deliver the signal in digital format to all subscribers but ensure that all subscribers with analog sets have set-top boxes that will convert the digital signal to analog format.

In December 2007, the FCC established policies to facilitate broadcasters’ construction of their final digital facilities by the transition deadline. Additionally, the FCC finalized most broadcasters’ post-transition DTV channel assignments in the Spring of 2008. The FCC also imposed consumer education requirements on broadcasters, effective March 31, 2008. Finally, Congress has charged the National Telecommunications and Information Administration (NTIA) with implementing a $1.5 million program to provide digital converter boxes to American households that do not have DTV sets or television sets connected to cable or satellite.

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

Indecency

Provisions of federal law regulate the broadcast of obscene, indecent or profane material. The FCC has increased its enforcement efforts regarding broadcast indecency and profanity over the past few years. In June 2006, the statutory maximum fine for broadcast indecency material increased from $32,500 to $325,000 per incident. Several judicial appeals of FCC indecency enforcement actions are currently pending, and their outcomes could affect future Commission policies in this area.

Public Interest Programming

Broadcasters are required to air programming addressing the needs and interests of their communities of license, and to place “issues/programs lists” in their public inspection files to provide their communities with information on the level of “public interest” programming they air.

In November 2007, the FCC adopted an Order imposing new public file and public interest reporting requirements on broadcasters. These new requirements must be approved by the Office of Management and Budget, or the OMB, before they become effective, and the OMB has not yet approved them. Therefore, it is unclear when, if ever, these rules will be implemented. Pursuant to these new requirements, stations with Web sites will be obligated to make certain portions of their public inspection files available online and broadcast notifications on how to access the public file. Stations also will be required to file quarterly a new, standardized form that will track various types and quantities of local programming. The form will require, among other things, information about programming related to local civic affairs, local electoral affairs, public service announcements, and independently-produced programming. The new standardized form will significantly increase recordkeeping requirements for television broadcasters. Several station owners and other interested parties have asked the FCC to reconsider the new reporting requirements and have sought to postpone their implementation. In addition, the Order imposing the new rules is currently on appeal in the U.S. Court of Appeals for the District of Columbia Circuit.

In December 2007, the FCC issued a Report on Broadcast Localism and a Notice of Proposed Rulemaking. The Report tentatively concluded that broadcast licensees should be required to have regular meetings with permanent local advisory boards to ascertain the needs and interests of communities. The Report also tentatively adopted specific renewal application processing guidelines that would require broadcasters to air a minimum amount of local programming. The Report sought comment on a variety of other issues concerning localism including potential changes to the main studio rule, network affiliation rules, and sponsorship identification rules. The period for submitting comments on the rules proposed in this Report closed in June 2008, but the FCC has not yet issued a final Order on the matter. We cannot predict whether the FCC will codify some or all of the specific localism initiatives discussed in the Report.

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

The FCC has also adopted spectrum allocation, licensing and service rules for satellite digital audio radio service. Satellite digital audio radio service systems can provide regional or nationwide distribution of radio programming with fidelity comparable to compact discs. Two companies—Sirius Satellite Radio Inc. and XM Radio—which launched satellite digital audio radio service systems, have merged and are currently providing nationwide service. The FCC also has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies.

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

Low-Power Radio Broadcast Service

The Commission has adopted rules implementing a new low power FM, or LPFM, service and approximately 800 such stations are in operation. In November 2007, the FCC adopted rules that, among other things, enhance LPFM’s interference protection from subsequently authorized full-service stations. The FCC has also proposed to reduce interference protection to FM stations from LPFM stations operating on certain adjacent frequencies. We cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.

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

Risks Related to Our Business

Our television and radio stations have been impacted by the general downturn in the U.S. economy and the local economies of the regions in which we operate and our stations could be adversely affected by other changes in the advertising market as well.

Revenue generated by our television and radio stations depends primarily upon the sale of advertising and is, therefore, subject to various factors that influence the advertising market for the broadcasting industry as a whole. Because advertising is largely a discretionary business expense, advertising expenditures generally tend to decline during an economic recession or downturn, such as the one we are currently experiencing in the U.S. The continuation or worsening of the current financial crisis and recession has had an adverse effect on the advertising market, the industry of the advertisers that advertise on our stations and the fundamentals of our business, results of operations and/or financial position. As a result, in part, of the general economic downturn and the expected lower net revenue growth projections for the broadcast industry, we incurred an $83.6 million increase in non-cash broadcast license charges in the second half of 2008. There can be no assurance that we will not experience any further material adverse effect on our business as a result of the current economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect. Additionally, some of these actions, including changes in tax laws applicable to advertisers, may adversely affect financial institutions, capital providers, advertisers or other consumers or our financial condition, results of operations or the trading price of our securities. Potential consequences of the continuing current global financial crisis and recession include:

•

the financial condition of companies that advertise on our stations, which may file for bankruptcy protection or face severe cash flow issues, may deteriorate and may result in a significant decline in our advertising revenue;

•	our ability to borrow capital on terms and conditions that we find acceptable, or at all, may be limited, which could limit our ability to refinance our existing debt;

•	our ability to pursue the acquisition or divestiture of television or radio assets may be limited, as a result of these factors;

•	the possibility that our business partners could be negatively impacted and our ability to maintain these business relationships;

•	the possible further impairment of some or all of the value of our broadcast licenses; and

•

the possibility that one or more of the lenders under our bank credit facility could refuse to fund its commitment to us or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all.

Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets is directly affected by local or regional economic conditions. A concentration of stations in any particular market intensifies our exposure to regional economic declines.

In addition, shifts in populations and demographics could adversely affect advertising expenditures. Consequently, our television and radio station revenues are likely to be adversely affected by shifts in Hispanic populations and demographics, a recession or downturn in the economies of Southern California, Phoenix, Houston, Dallas or Salt Lake City or other events or circumstances that adversely affect advertising activity.

Our debt service obligations will require a significant amount of cash and could adversely affect our ability to operate our company successfully and achieve growth through acquisitions.

We currently have a substantial amount of debt. At December 31, 2008, we had total indebtedness of approximately $417.3 million, representing approximately 97% of our total assets.

Based on interest rates as of December 31, 2008 and assuming no additional borrowings or principal payments on LBI Media’s senior revolving credit facility until its maturity on March 31, 2012 or on our other indebtedness, as of December 31, 2008, we would need approximately $323.1 million over the next five years to meet our principal and interest payments under our debt agreements, of which approximately $28.9 million would be due over the next year.

Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which may reduce our ability to fund working capital and to expand our business through capital expenditures, acquisitions and other means. In addition, our senior discount notes began accruing cash interest at a rate of 11% per year on October 15, 2008, with the first payment due on April 15, 2009. Prior to October 15, 2008, our senior discount notes had not been accruing cash interest and instead the accreted value of the notes had been increasing. The interest payments will be payable on April 15 and October 15 of each year until the notes mature on October 15, 2013. As a result of our principal and interest payments on our debt and the debt of our subsidiaries, we may not be able to expand our business or increase our net revenues.

In addition, if we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as, refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. The current situation in the global credit markets and the disruption in the normal flow of credit among financial institutions may adversely impact the availability and cost of credit, which could adversely affect our ability to refinance or restructure our debt or obtain any additional financing. There can be no assurances that government responses to the disruptions in the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. As a result, we may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate net revenues.

Cancellations or reductions of advertising could adversely affect our results of operations.

We do not generally obtain long-term commitments from our advertisers. As a result, our advertisers may cancel, reduce or postpone orders without penalty, which is more likely in a recessionary period like the one we are currently experiencing. Cancellations, reductions or delays in purchases of advertising could adversely affect our results of operations, especially if we are unable to replace these purchases. While a portion of our expenses are variable, the majority of our operating expenses are relatively fixed. Therefore, unforeseen decreases in advertising sales could have a material adverse impact on our results of operations.

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

If we are unable to successfully execute our acquisition strategy, our growth may be impaired.

In addition, future acquisitions by us could also result in the following consequences:

•	issuances of equity securities;

•	incurrence of debt and contingent liabilities;

•	impairment of our broadcast licenses; and

•	other acquisition-related expenses.

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

Our acquisition strategy has often involved acquiring non-Spanish language stations and converting them to a Spanish-language format. We intend to continue this strategy with our future acquisitions. This conversion process may require a heavy initial investment of both financial and management resources. We may incur losses for a period of time after a format change due to the time required to build up ratings and station loyalty. These format conversions may be unsuccessful in any given market, and we may incur substantial costs and losses in implementing this strategy.

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

Our independent registered public accounting firm will be required to attest to the effectiveness of our internal controls over financial reporting beginning with the year ending December 31, 2009. If material weaknesses in our internal control over financing reporting are identified and not remedied effectively, it could cause our independent registered accounting firm to not be able to provide reasonable assurance regarding the reliability of our financial statements. As a result, our business and reputation may be adversely affected.

Beginning with the year ending December 31, 2007, we have been required to evaluate internal controls over financial reporting in order to allow management to report on the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. Our independent registered public accounting firm will also be required to attest to the effectiveness of our internal controls over financial reporting beginning with the year ending December 31, 2009. Section 404 requires us to, among other things, annually review and disclose the effectiveness of our internal controls over financial reporting, and evaluate and disclose changes in our internal controls over financial reporting quarterly. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) make receipts and expenditures in accordance with management authorizations, and (c) will timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we could prevent or detect a misstatement of our financial statements or fraud.

Management, through documentation, testing and assessment of our internal control over financial reporting concluded that as of December 31, 2007, we had material weaknesses insofar as we did not properly implement and maintain logical security or access controls related to our critical information technology systems, including our general ledger system, payroll system and traffic/revenue application. Because of these material weaknesses, our management concluded that, as of December 31, 2007, we did not maintain effective internal control over financial reporting. In 2008, we remediated these deficiencies and management concluded that our internal control over financial reporting was effective as of December 31, 2008.

In future periods, if the process required by Section 404 of the Sarbanes-Oxley Act reveals material weaknesses or significant deficiencies, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financing reporting. If we fail to remedy our material weaknesses or should we, or our independent registered public accounting firm, determine in future fiscal periods that we have additional material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed.

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

The transmission of programming is subject to risks of equipment failure, including those failures caused by radio or television tower defects and destruction, natural disasters, power losses, low-flying aircraft, software errors or telecommunications errors. Disruption of our programming transmissions may occur in the future and other comparable transmission equipment may not be available. Any natural disaster or extreme climatic event, such as fire, could result in the loss of our ability to broadcast. In September 2008, for example, Hurricane Ike caused substantial damage to several of our broadcast facilities in Texas, and resulted in many advertising cancellations and lost revenue from our inability to broadcast during that period. Also in October 2007, wildfires burned down our San Diego television station’s broadcasting facility, causing a disruption to service in that market until we resumed broadcasting in January 2008.

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

We have a significant amount of intangible assets and we may never realize the full value of our intangible assets. We have recently recorded impairments of our television and radio assets.

Broadcast licenses totaled $292.3 million and $382.6 million at December 31, 2008 and 2007, respectively, primarily attributable to acquisitions in recent years. At the date of these acquisitions, the fair value of the acquired broadcast licenses equaled its book value. At least annually, we test our broadcast licenses for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors.

In the third quarter of 2008, we determined that the carrying values of certain radio and television FCC licenses exceeded their fair values and we recognized impairment charges of $34.0 million and $12.7 million, respectively. In the fourth quarter of 2008, we had additional impairment charges of $26.3 million for our radio broadcast licenses, and $18.7 million for our television broadcast licenses, for a total of $91.7 million for the year ended December 31, 2008. Appraisals of any of our reporting units or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of our intangible assets. Any determination of impairment of our broadcast licenses could have an adverse effect on our financial condition and results of operations.

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

The FCC adopted rules for implementing a digital television service in the U.S. Under these rules, stations are required to build out and begin broadcasting a digital television signal. Federal legislation specifies June 12, 2009 as the date by which stations will be required to operate as a single digital television channel and to surrender any other channels on which they previously operated. Our final costs to convert our television stations to full-service digital television have been significant, and there may not be sufficient consumer demand for digital television services to recover our investment in digital television facilities.

Any change in current laws or regulations that eliminate or limit our ability to require cable systems to carry our full power television stations could result in the loss of coverage in those markets, which could result in a decrease in our market ratings and a potential loss of advertising revenues.

Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, or the 1992 Cable Act, we currently may demand carriage of our full power television stations on a specific channel on cable systems within our local markets. Alternatively, television stations may be carried on cable systems pursuant to retransmission consent agreements negotiated between the television station and the cable operator. Our television stations in Los Angeles, Houston, Dallas-Fort Worth and Salt Lake City currently rely on “must carry” rights to gain access to the local cable. We may acquire other full power television stations that secure cable carriage through retransmission consent agreements. If the current laws or regulations were changed or new laws were adopted that eliminate or limit our ability to require cable systems to carry our full power television stations and/or if we are unable to successfully negotiate for carriage through retransmission consent agreements, this could result in the loss of market coverage of our television stations, which would decrease our market ratings in those cities and potentially result in a decrease in our net advertising revenues or an increase in our operating expenses to maintain the same coverage.

Direct broadcast satellite companies may not continue to carry our local television stations, which could result in a decrease in our market ratings and a potential loss of advertising revenues.

Similar to the 1992 Cable Act, the 1999 Satellite Act requires direct broadcast satellite companies that elect to transmit local television stations to offer all other qualified local television stations in that market. This is known as the “carry one/carry all” rule. We have qualified our television stations in Los Angeles, Houston, Dallas-Fort Worth and Salt Lake City under this rule, and these stations are currently being broadcast on the satellite systems electing to carry local television stations in those markets. Because we rely on the carry one/carry all rule in these markets, if the satellite providers in Los Angeles, Houston, Dallas-Fort Worth or Salt Lake City elect to discontinue transmitting local television stations or if the current laws or regulations were changed or new laws were adopted, this could result in the loss of market coverage of our television stations, which would decrease our market ratings in those cities and potentially result in a decrease in our net advertising revenues or an increase in our operating expenses to maintain the same coverage.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

•	our dependence on advertising revenues;

•	general economic conditions in the United States and in the regions in which operate;

•	sufficient cash to meet our debt service obligations;

•	our ability to reduce costs without adversely impacting revenues;

•	changes in rules and regulations of the FCC;

•	our ability to attract, motivate and retain salespeople and other key personnel;

•	our ability to successfully convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	potential disruption from natural hazards;

•	our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	our ability to protect our intellectual property rights;

•	strong competition in the radio and television broadcasting industries; and

•	our ability to obtain regulatory approval for future acquisitions.

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

In 2008, we began negotiations with Broadcast Music, Inc., or BMI, related to royalties due to BMI in the amount of approximately $1.1 million. As of December 31, 2008, we had reserved approximately $0.6 million related to this dispute. In February 2009, we submitted our third formal offer to settle all amounts due related to all disputed matters with BMI totaling approximately $0.6 million. We believe the remaining portion of the total disputed amounts is attributable primarily to billings related to our time-brokered and simulcast stations, as well as other differences, for which we were improperly billed. BMI has yet to respond to our third offer, and therefore, the parties are continuing their discussions.

In 2008, we also began negotiations with the American Society of Composers, Authors and Publishers, or ASCAP, related to royalties owed to ASCAP. In September 2008, we submitted a formal offer and paid $0.8 million to ASCAP which represented settlement of all music license fees owed to date. Although no formal settlement agreement was obtained from ASCAP, we believe that the matter had been satisfactorily resolved. The settlement resulted in a charge of approximately $0.1 million, as approximately $0.7 million had been previously accrued.

We are subject to pending litigation arising in the normal course of business. While it is not possible to predict the results of such litigation, we do not believe the ultimate outcome of these matters will have a materially adverse effect on our financial positions or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the last quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

There is currently no established public trading market for the common stock of LBI Media Holdings, Inc. LBI Media Holdings, Inc. is a wholly owned subsidiary of Liberman Broadcasting, Inc., a Delaware corporation.

Dividends

LBI Media Holdings paid distributions to its parent of $0.3 million and $1.5 million for the years ended December 31, 2008 and 2007, respectively. LBI Media’s senior credit facilities, the indentures governing its senior subordinated notes and LBI Media Holdings’ senior discount notes impose restrictions on the payment of cash dividends or payments on account of or on redemption, retirement or purchase of its common stock or other distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

LBI Media Holdings did not sell any securities during the fourth quarter of the fiscal year ended December 31, 2008.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

LBI Media Holdings has not reacquired any of its equity securities during the fourth quarter of the fiscal year ended December 31, 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with, and is qualified in its entirety by, the corresponding audited consolidated financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included under Item 7 in this annual report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Statement of Operations Data:
Net revenues:
Radio	$66,694	$61,239	$51,394	$49,882	$44,780
Television	51,011	54,428	56,572	47,620	46,655

Total net revenues	117,705	115,667	107,966	97,502	91,435

Operating expenses (exclusive of deferred (benefit) compensation, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses shown below)	73,139	66,836	58,852	51,416	47,082
Deferred (benefit) compensation	—	(3,952)	948	(2,422)	2,924
Depreciation and amortization	10,013	9,006	7,079	7,164	5,125
Loss on sale and disposal of property and equipment	3,512	—	—	—	—
Impairment of broadcast licenses	91,740	8,143	2,844	10,282	—
Offering costs (1)	—	—	—	287	1,450

Total operating expenses	178,404	80,033	69,723	66,727	56,581

Operating (loss) income	(60,699)	35,634	38,243	30,775	34,854

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Consolidated Statement of Operations Data (continued):
Gain (loss) on note purchases and redemptions	12,495	(8,776)	—	—	—
Interest expense and other income, net	(36,993)	(36,286)	(31,297)	(29,122)	(25,856)
Interest rate swap expense	(3,433)	(2,410)	(1,784)	—	—
Equity in losses of equity method investment	(280)	—	—	—	—
Impairment of equity method investment	(160)	—	—	—	—
Gain on sale of investments	—	—	—	13	—
(Loss) gain on sale of property and equipment	—	—	—	(3)	2

(Loss) income before income taxes	(89,070)	(11,838)	5,162	1,663	9,000
Benefit from (provision for) income taxes	26,105	(48,661)	(70)	(162)	(881)

Net (loss) income from continuing operations	$(62,965)	$(60,499)	$5,092	$1,501	$8,119

Other Data:
Adjusted EBITDA (2)	$44,566	$45,189	$48,166	$48,221	$39,980
Cash interest expense (3)	$28,929	$29,653	$24,050	$22,950	$19,979
Cash flows provided by operating activities	$15,775	$7,099	$25,422	$23,255	$23,515
Cash flows used in investing activities	$(17,537)	$(50,288)	$(109,617)	$(13,458)	$(62,441)
Cash flows provided by (used in) financing activities	$515	$43,385	$83,899	$(13,742)	$37,998

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$450	$1,697	$1,501	$1,797	$5,742
Working capital (deficit)	$2,529	$4,187	$(7,339)	$2,190	$10,456
Broadcast licenses, net	$292,343	$382,574	$357,870	$278,536	$288,810
Total assets	$428,053	$516,556	$482,063	$378,285	$390,093
Total debt (4)	$417,345	$422,761	$413,827	$319,314	$327,627
Total stockholder’s (deficiency) equity	$(40,806)	$22,401	$37,254	$33,995	$38,287

(1)	On February 12, 2004, our parent, Liberman Broadcasting, filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its Class A common stock. The offering was withdrawn and, as a result, approximately $0.3 million and $1.5 million of costs initially deferred in connection with the registration process were written-off in the years ended December 31, 2005 and 2004, respectively. The offering costs were expensed by us, because we advanced the funds used by Liberman Broadcasting to pay the offering costs and a portion of the net proceeds from the offering were to be used to repay borrowings under LBI Media’s senior revolving credit facility.
(2)	We define Adjusted EBITDA as net income or loss plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, gain or loss on sale of investments, net interest expense, interest rate swap expense or income, impairment of broadcast licenses, depreciation and amortization and other non-cash gains and losses. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain non-cash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income or loss and net income or loss. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

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

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Net cash provided by operating activities	$15,775	$7,099	$25,422	$23,255	$23,515
Add:
Gain on sale of investments	—	—	—	—	46
Income tax (benefit) expense	(26,105)	48,661	70	162	881
Interest expense and other income, net	36,993	36,286	31,297	29,122	25,856
Less:
Provision for doubtful accounts	(1,906)	(1,376)	(1,330)	(959)	(955)
Accretion on discount notes	(5,542)	(6,386)	(5,738)	(5,155)	(4,630)
Amortization of discount on subordinated notes	(251)	(105)	—	—	—
Amortization of deferred financing costs	(1,413)	(1,260)	(1,091)	(994)	(883)
Amortization of program rights	(593)	(565)	(781)	(912)	(1,292)
Deferred compensation benefit (expense)	—	3,952	(948)	2,422	(2,924)
Offering costs	—	—	—	(287)	(1,450)
Changes in operating assets and liabilities:
Cash overdraft	(395)	—	—	—	—
Accounts receivable	2,370	1,660	2,800	2,648	794
Deferred compensation payments	—	4,377	1,627	—	—
Program rights	705	—	(13)	325	968
Amounts due from related parties	61	(11)	(221)	(460)	371
Prepaid expenses and other current assets	696	(198)	33	49	126
Employee advances	424	(59)	—	353	98
Accounts payable and accrued liabilities	(1,086)	1,071	(2,172)	(954)	264
Accrued interest	(932)	(195)	(537)	(105)	(433)
Program rights payable	—	—	—	33	36
Amounts due to related parties	—	—	—	—	190
Deferred income taxes	25,824	(48,640)	(9)	(100)	(530)
Other assets and liabilities	(59)	878	(243)	(222)	(68)

Adjusted EBITDA	$44,566	$45,189	$48,166	$48,221	$39,980

Excluding the one-time charge of $7.6 million related to the early redemption premium paid on LBI Media’s 10 1/8% senior subordinated notes in 2007, Adjusted EBITDA for the year ended December 31, 2008 decreased to $44.6 million as compared to $52.8 million for the same period last year. The following is a reconciliation of our Adjusted EBITDA, as reported, to our Adjusted EBITDA excluding this one-time redemption charge:

	Twelve Months Ended December 31,
	2008	2007
Adjusted EBITDA, as reported	$44,566	$45,189
Early redemption premium on 10 1/8% senior subordinated notes	—	7,594

Adjusted EBITDA, excluding one-time redemption charge	$44,566	$52,783

(3)	Represents cash paid for interest. Does not include accrued but unpaid interest expense.
(4)	Total debt does not include the 9% subordinated notes issued by Liberman Broadcasting, Inc., our parent, for the years ended December 31, 2006, 2005 and 2004. These notes were repaid in March 2007 with a portion of the proceeds from the sale of Liberman Broadcasting, Inc.’s Class A common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own and operate radio and television stations in Los Angeles (including Riverside and San Bernardino Counties), California, Houston, Texas and Dallas, Texas and television stations in San Diego, California, Salt Lake City, Utah and Phoenix, Arizona. Our radio stations consist of five FM and two AM stations serving Los Angeles, California and its surrounding areas, five FM and four AM stations serving Houston, Texas and its surrounding areas, and five FM stations and one AM station serving Dallas-Fort Worth, Texas and its surrounding areas. Our six television stations consist of four full-power stations serving Los Angeles, California, Houston, Texas, Dallas-Fort Worth, Texas and Salt Lake City, Utah. We also have two low-power television stations serving the San Diego, California and Phoenix, Arizona markets.

In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth that allow us to produce programming in those markets as well.

We are also affiliated with certain television stations in Texas, serving the Brownsville-McAllen, El Paso, Waco-Temple and Jacksonville-Tyler-Longview markets.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national advertising time on our radio and television stations and the sale of time to brokered or infomercial customers on our radio and television stations. Beginning in the third quarter of 2009, we also expect to generate advertising sales on our affiliated stations that will broadcast our internally produced programming. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations, and we generally do not obtain long-term commitments from our advertisers. As a result, our management team focuses on creating a diverse advertiser base, producing cost-effective, locally focused programming, providing creative advertising solutions for clients, executing targeted marketing campaigns to develop a local audience and implementing strict cost controls. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from agencies on local, regional and national advertising, and our net revenue reflects deductions from gross revenue for commissions to these agencies.

Our primary expenses are employee compensation, including commissions paid to our local and national sales staffs, promotion, selling, programming and engineering expenses, general and administrative expenses, and interest expense. Our programming expenses for television consist of costs related to the production of original programming content, production of local newscasts and, to a lesser extent, the acquisition of programming content from other sources. Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. We may need to pursue one or more alternative strategies in the future to meet our debt obligations, such as refinancing or restructuring our indebtedness, selling equity securities or selling assets.

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

Acquisitions

In December 2008, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, consummated the acquisition of selected assets of low-power television station KVPA-LP, Channel 42, licensed to Phoenix Arizona, from Latin America Broadcasting of Arizona, Inc., pursuant to an asset purchase agreement entered into by the parties in August 2008. The total purchase price of approximately $1.4 million (including approximately $0.1 million in acquisition costs) was primarily paid for in cash. The assets acquired included, among other things, (i) licenses and permits authorized by the Federal and Communications Commission, or FCC, for or in connection with the operation of the station and (ii) transmission and other broadcast equipment used to operate the station. The purchase of these assets marked our first entry into the Phoenix market.

In November 2008, KRCA Television LLC and KRCA License LLC, entered into an asset purchase agreement with Venture Technologies Group, LLC, as seller, pursuant to which we have agreed to acquire selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from the seller. The selected assets include, among other things, licenses and permits authorized by the FCC for or in connection with the operation of the station. The total purchase price will be $6.0 million in cash, subject to certain adjustments, of which $0.6 million has been deposited into escrow. Consummation of the acquisition is subject to customary closing conditions and regulatory approval from the FCC.

In September 2008, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers, or together, Sun City, pursuant to which we agreed to acquire certain assets of radio station KVIB-FM, 95.1 FM, licensed to Phoenix, Arizona, from Sun City. Those assets included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million has been deposited into escrow.

In December 2008, we submitted a formal notice to Sun City to terminate the asset purchase agreement as a result of a material adverse event which we believe to have occurred since we entered into the agreement. As such, we wrote-off approximately $0.3 million in pre-acquisition costs related to this proposed acquisition in the fourth quarter of 2008. We expect to recoup the $0.8 million escrow deposit paid once the agreement has been formally terminated.

In November 2007, KRCA Television LLC and KRCA License LLC, consummated the acquisition of selected assets of television station KPNZ-TV, Ogden, Utah, that was owned and operated by Utah Communications, LLC pursuant to an asset purchase agreement entered into by the parties in May 2007. The selected assets included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the television station and (ii) broadcast and other television studio equipment used to operate the television station. The purchase of these assets marked our first entry into this market. The total purchase price of approximately $10.0 million was paid in cash through borrowings under LBI Media’s senior secured revolving credit facility.

In November 2007, Liberman Broadcasting of California LLC and LBI Radio License LLC, entered into an asset purchase agreement with R&R Radio Corporation, as the seller, pursuant to which we have agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. The selected assets include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) transmitter and other broadcast equipment used to operate the station, and (iii) other related assets. We intend to change the programming format and the location of KDES-FM from Palm Springs, California to Redlands, California. The aggregate purchase price will be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million has been deposited in escrow. We will pay $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC, or Spectrum Scan. As a condition to our purchase of the assets from the seller, Liberman Broadcasting of California has entered into an agreement with Spectrum Scan whereby it will pay $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan is conditioned on the completion of the purchase of the assets from the seller. If we received final FCC approval and the purchase of KDES-FM is not completed, we must pay a $500,000 fee to Spectrum Scan. Consummation of the acquisition is subject to regulatory approval from the FCC, including consent to the relocation of KDES-FM from Palm Springs, California to Redlands, California, and to other customary closing conditions. As of the date of this report, this proposed transaction is still under a review by the FCC. The delay in consummating the acquisition has been the result of an objection filed by a third party.

In September 2007, Liberman Broadcasting of California LLC and LBI Radio License LLC, consummated the acquisition of selected assets of radio station KWIE-FM (currently known as KRQB-FM), 96.1 FM, licensed to San Jacinto, California, from KWIE, LLC, KWIE Licensing LLC and Magic Broadcasting, Inc. pursuant to an asset purchase agreement dated in July 2007. The total purchase price of approximately $25.0 million was paid for in cash primarily through borrowings under LBI Media’s senior secured revolving credit facility. The assets that were acquired included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the radio station and (ii) broadcast and other studio equipment used to operate the station.

In November 2006, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of Dallas, Inc. (predecessor in interest to Liberman Broadcasting of Dallas LLC) and Liberman Broadcasting of Dallas License Corp. (predecessor in interest to Liberman Broadcasting of Dallas License LLC), purchased selected assets of five radio stations owned and operated by Entravision Communications Corporation, or Entravision, and certain subsidiaries of Entravision pursuant to an asset purchase agreement dated in August 2006, as amended in November 2006. The total purchase price of the selected radio station assets was approximately $92.5 million and was paid for in cash primarily through borrowings under LBI Media’s senior revolving credit facility. The assets that were acquired included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of each of the radio stations, (ii) tower and transmitter facilities, and (iii) broadcast and other studio equipment used to operate the following five stations: KTCY-FM (101.7 FM, licensed to Azle, TX), KZZA-FM (106.7 FM, licensed to Muenster, TX), KZMP-FM (104.9 FM, licensed to Pilot Point, TX), KZMP-AM (1540 AM, licensed to University Park, TX), and KBOC-FM (98.3 FM, licensed to Bridgeport, TX). The programming of KZMP-FM is provided by, and we anticipate it will continue to be provided by, a third-party broker.

We generally experience lower operating margins for several quarters following the acquisition of radio and television stations. This is primarily due to the time it takes to fully implement our format changes, build our advertiser base and gain viewer or listener support.

From time to time, we engage in discussions with third parties concerning the possible acquisition of additional radio or television stations or related assets. Any such discussions may or may not lead to our acquisition of additional broadcasting assets.

Sale and Issuance of Liberman Broadcasting’s Class A Common Stock

In March 2007, our parent, Liberman Broadcasting, sold shares of its Class A common stock to affiliates of Oaktree Capital Management LLC and Tinicum Capital Partners II, L.P. The sale resulted in net proceeds to Liberman Broadcasting at closing of approximately $117.3 million, after deducting approximately $7.7 million in closing and transaction costs. A portion of these net proceeds were used to repay Liberman Broadcasting’s 9% subordinated notes due 2014 and to redeem related warrants to purchase shares of common stock of the predecessor of Liberman Broadcasting. Liberman Broadcasting contributed approximately $47.9 million of the net proceeds to us, and we, in turn, contributed $47.9 million to LBI Media. LBI Media used the proceeds contributed to it to repay outstanding amounts borrowed under its senior revolving credit facility.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net revenues:
Radio	$66,694	$61,239	$51,394
Television	51,011	54,428	56,572

Total	$117,705	$115,667	$107,966

Total operating expenses before depreciation and amortization, loss on sale and disposal of property and equipment, impairment of broadcast licenses and deferred (benefit) compensation:
Radio	$34,617	$30,766	$24,494
Television	38,522	36,070	34,358

Total	$73,139	$66,836	$58,852

Depreciation and amortization:
Radio	$5,099	$4,057	$2,862
Television	4,914	4,949	4,217

Total	$10,013	$9,006	$7,079

Loss on sale and disposal of property and equipment:
Radio	$1,361	$—	$—
Television	2,151	—	—

Total	$3,512	$—	$—

Impairment of broadcast licenses:
Radio	$60,340	$8,143	$1,244
Television	31,400	—	1,600

Total	$91,740	$8,143	$2,844

Deferred (benefit) compensation:
Radio	$—	$(3,952)	$948
Television	—	—	—

Total	$—	$(3,952)	$948

Operating (loss) income:
Radio	$(34,723)	$22,225	$21,845
Television	(25,976)	13,409	16,398

Total	$(60,699)	$35,634	$38,243

Adjusted EBITDA (1):
Radio	$32,077	$34,425	$25,951
Television	12,489	18,358	22,215
Corporate	—	(7,594)	—

Total	$44,566	$45,189	$48,166

Total assets:
Radio	$266,040	$318,554	$295,338
Television	134,771	172,542	162,803
Corporate	27,242	25,460	23,922

Total	$428,053	$516,556	$482,063

(1)

We define Adjusted EBITDA as net income or loss plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, gain or loss on sale of investments, net interest expense, interest rate swap expense or income, impairment of broadcast licenses, depreciation and amortization and other non-cash gains and losses. For the year ended December 31, 2007, other non-cash losses includes a $1.2 million charge related to the write off of unamortized deferred financing costs associated with LBI Media’s former 10 1/8% senior subordinated notes, which were redeemed in August 2007. See footnote (2) under “Item 6. Selected Financial Data” for a reconciliation of Adjusted EBITDA to net cash provided by operating activities. We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenues. Net revenues increased by $2.0 million, or 1.8%, to $117.7 million for the year ended December 31, 2008, from $115.7 million in 2007. This increase was primarily attributable to increased advertising revenue in all of our radio markets and incremental revenue from our Salt Lake City television station, which we acquired in November 2007. These gains were partially offset by declines in our California and Texas television markets, primarily resulting from lower infomercial advertising, cancellations in Texas resulting from the impact of Hurricane Ike and the general decline in the advertising industry due to the downturn in the U.S. economy.

Net revenues for our radio segment increased by $5.5 million, or 8.9%, to $66.7 million for the year ended December 31, 2008, from $61.2 million for the same period in 2007. This increase was attributable to growth in all of our radio markets—Los Angeles, Dallas and Houston—reflecting improved station ratings and increased national advertiser acceptance of our station formats.

Net revenues for our television segment decreased by $3.5 million, or 6.3%, to $51.0 million for the year ended December 31, 2008, from $54.5 million in 2007. This decrease was attributable to lower advertising revenue in our California and Texas markets, due to the downturn in the local and U.S. economies, partially offset by incremental advertising revenue in our Utah market.

We currently anticipate full year net revenue to decline in 2009, as compared to 2008 in both our radio and television segments as a result of the downturn in the U.S. economy, which has negatively impacted the advertising market.

Total operating expenses. Total operating expenses increased by $98.4 million, or 122.9%, to $178.4 million for the year ended December 31, 2008 from $80.0 million for the same period in 2007. This increase was primarily attributable to:

(1)	an $83.6 million increase in non-cash broadcast license impairment charges, primarily due to (a) lower net revenue growth projections for the broadcast industry, (b) an increase in discount rates and (c) a decline in cash flow multiples for recent station sales;

(2)	a $4.0 million decrease in deferred compensation benefit, reflecting the impact of an accrual reduction that we recorded in 2007;

(3)	a $3.5 million increase in loss on sale and disposal of property and equipment of which (a) $2.8 million related to the write-off of obsolete property and equipment primarily in our Texas market and (b) $0.6 million reflects the damage caused by Hurricane Ike in September 2008;

(4)	a $3.2 million increase in selling, general and administrative expenses primarily reflecting (a) higher corporate expenses, including increases in salaries, professional fees and pre-acquisition costs, (b) additional expenses related to our radio station in the Riverside and San Bernardino region of our Los Angeles market and our television station in Salt Lake City, each acquired in the second half of 2007 and (c) higher selling expenses associated with the overall increase in net revenues;

(5)	a $2.7 million increase in programming and technical expenses primarily related to (a) increased production of new in-house television programs, (b) higher music license fees, including charges associated with the settlement of a royalty dispute with ASCAP, and (c) incremental expenses related to our Salt Lake City television station that we acquired in November 2007;

(6)	a $1.0 million increase in depreciation and amortization primarily due to incremental depreciation relating to our 2007 asset acquisitions and two radio tower sites in Texas that we completed construction on in the fourth quarter of 2007; and

(7)	a $0.4 million increase in promotional expenses, primarily reflecting new events that our radio stations conducted in 2008.

As noted in (2) above, the increase in total operating expenses was partially attributable to a $4.0 million decrease in deferred compensation benefit because the amounts that were ultimately paid to two employees in 2007 were less than the amounts that had been accrued at December 31, 2006. Our deferred compensation liability can increase in future periods based on changes in an employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting, Inc. See “—Critical Accounting Policies—Deferred Compensation”.

We expect that our total operating expenses, before consideration of any impairment charges and adjustments to deferred compensation expense or benefit, will be relatively flat in 2009 as compared to 2008. Although we anticipate higher programming costs for our television segment reflecting increased production of new in-house television programs, we expect that the increase in these costs will be offset by lower sales commissions and administrative expenses resulting from lower advertising revenues and operating cost reductions. However, this expectation could be negatively impacted by the number and size of additional radio and television assets that we acquire, if any, during 2009.

Total operating expenses for our radio segment increased by $62.4 million, or 160.0%, to $101.4 million for the year ended December 31, 2008, from $39.0 million in 2007. This increase was primarily attributable to:

(1)	a $52.2 million increase in non-cash broadcast license impairment charges, primarily due to (a) lower net revenue growth projections for the broadcast industry, (b) an increase in discount rates and (c) a decline in cash flow multiples for recent station sales;

(2)	a $4.0 million decrease in deferred compensation benefit, reflecting the impact of the accrual reduction that we recorded in 2007;

(3)	a $2.5 million increase in selling, general and administrative expenses, primarily due to (a) higher corporate expenses, including increases in salaries, professional fees and pre-acquisition costs, (b) additional expenses related to our radio station in the Riverside and San Bernardino region of our Los Angeles market, that we acquired in the second half of 2007 and (c) additional selling expenses incurred for our Texas radio stations, reflecting the overall growth in net revenue in that market;

(4)	a $1.3 million increase in loss on sale and disposal of property and equipment of which (a) $0.7 million relates to the write-off of obsolete transmission equipment and (b) $0.6 million reflects the damage caused by Hurricane Ike in September 2008;

(5)	a $1.1 million increase in programming and technical expenses primarily related to (a) higher music license fees, including charges associated with the settlement of a royalty dispute with ASCAP, (b) additional expenses related to our radio station in the Riverside and San Bernardino region of our Los Angeles market acquired in September 2007, and (c) an increase in market research costs;

(6)	a $1.0 million increase in depreciation and amortization primarily due to incremental expenses relating to our 2007 asset acquisitions and two radio tower sites in Texas that we completed construction on in the fourth quarter of 2007; and

(7)	a $0.3 million increase in promotional expenses, primarily reflecting new events that our radio stations conducted in 2008.

Total operating expenses for our television segment increased by $36.0 million, or 87.7%, to $77.0 million for the year ended December 31, 2008, from $41.0 million for the same period in 2007. This increase was primarily due to:

(1)	a $31.4 million increase in non-cash broadcast license impairment charges, primarily due to (a) lower net revenue growth projections for the broadcast industry, (b) an increase in discount rates and (c) a decline in cash flow multiples for recent station sales;

(2)	a $2.2 million loss on disposal of property and equipment, primarily related to the write-off of obsolete transmission equipment in our Texas market;

(3)	a $1.6 million increase in programming and technical expenses primarily related to (a) an increase in the production of new in-house television programs, (b) higher music license fees, including charges associated with the settlement of a royalty dispute with ASCAP, and (c) incremental expenses for our Salt Lake City television station acquired in November 2007;

(4)	a $0.7 million increase in selling, general and administrative expenses, primarily reflecting higher corporate expenses, including increases in salaries, professional fees and pre-acquisition costs; and

(5)	a $0.1 million increase in promotional expenses.

Gain (loss) on note purchases and redemptions. In the fourth quarter of 2008, we purchased in various open market transactions, approximately $22.0 million aggregate principal amount of our outstanding 11% senior discount notes at a weighted average redemption price of 43.321% of face value. As such, the purchase resulted in a pre-tax gain of approximately $12.5 million (see “Liquidity and Capital Resources—Senior Discount Notes”). No such purchases occurred in 2007.

In July 2007, LBI Media deposited amounts in trust to redeem all of its outstanding 10  1/8% senior subordinated notes at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to August 22, 2007, the redemption date. In connection with the redemption of these notes, we recorded a loss of $8.8 million, which represents the early redemption premium on the notes of $7.6 million, and the write-off of the unamortized deferred financing costs related to these notes of $1.2 million (see “—Liquidity and Capital Resources—LBI Media’s 10  1/8% Senior Subordinated Notes”). No such redemptions occurred in 2008.

Interest expense and other income, net. Interest expense and other income, net, increased by $0.7 million, or 1.9%, to $37.0 million for the year ended December 31, 2008, from $36.3 million for the corresponding period in 2007. Excluding $0.6 million of interest earned on amounts deposited in escrow prior to redeeming LBI Media’s former 10  1/8% senior subordinated notes, interest expense and other income, net, increased by $0.1 million. As a result of the asset acquisitions we completed in 2007 and the $10.0 incremental borrowing under LBI Media’s term loan facility in January 2008, our average debt balance increased in 2008 as compared to 2007. Although our average interest rates in 2008 were lower than the 2007 rates, and did not offset the higher average debt balance.

Our interest expense may increase in 2009 if we borrow additional amounts under LBI Media’s senior revolving credit facility to acquire additional radio or television station assets, including the acquisition of the selected assets of radio station KDES-FM from R&R Radio Corporation and television station WASA-LP from Venture Technologies Group, LLC. See “—Acquisitions.”

Interest rate swap expense. Interest rate swap expense increased by $1.0 million, or 42.4%, to $3.4 million for the year ended December 31, 2008, from $2.4 million for the same period of 2007. This increase reflects the change in the fair market value of our interest rate swap during the year.

Equity in losses of equity method investment. In April 2008, one of our indirect, wholly owned subsidiaries purchased a 30% interest in PortalUno, Inc., or PortalUno, a development stage, online search engine for the Hispanic community. Equity in losses of equity method investment of $0.3 million for the year ended December 31, 2008 represents our share of PortalUno’s loss during the period.

Impairment of equity method investment. In the third quarter of 2008, we tested our equity investment in PortalUno for impairment. Based on this analysis, including the overall decline in market conditions facing the U.S. economy, we determined that an other-than-temporary decline in the estimated fair value of the investment had occurred. As such, during the year ended December 31, 2008, we recorded a $0.2 million impairment charge to reduce the carrying value of the investment to its estimated fair value.

Benefit from (provision for) income taxes. During the year ended December 31, 2008, we recognized an income tax benefit of $26.1 million as compared to an income tax provision of $48.7 million for the same period in 2007. As described above under “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock,” certain investors purchased shares of our parent’s Class A common stock in March 2007. As a result, our parent no longer qualified as an S corporation and we and our subsidiaries no longer qualified as qualified subchapter S corporations. Accordingly, we recorded a one-time non-cash charge of $46.8 million to adjust our deferred tax accounts during the year ended December 31, 2007. The change in our income tax benefit (provision) also resulted from the impact of the $83.6 million increase in broadcast license impairment charges, as described above.

Net loss. We recognized a net loss of $63.0 million for the year ended December 31, 2008, as compared to a net loss of $60.5 million for the same period of 2007, a decrease of $2.5 million. The change was primarily attributable to the $83.6 million increase in broadcast license impairment charges, partially offset by (a) the $74.8 million change in income tax benefit (provision) and (b) the $21.3 million change in gain (loss) on note purchases and redemptions, as described above.

Adjusted EBITDA. Adjusted EBITDA decreased by $0.6 million, or 1.4%, to $44.6 million for the year ended December 31, 2008, as compared to $45.2 million for the same period in 2007. This change primarily reflects increases in programming and technical, selling, general and administrative expenses and a decrease in deferred compensation benefit, partially offset by increased advertising revenue. However, excluding the one-time $7.6 million charge related to the early redemption premium paid on LBI Media’s former 10  1/8% senior subordinated notes in 2007, Adjusted EBITDA decreased 15.6% to $44.6 million, as compared to $52.8 million in 2007. The following is a reconciliation of our Adjusted EBITDA, as reported, to our Adjusted EBITDA excluding this one-time redemption charge:

	Twelve Months Ended December 31,
	2008	2007
Adjusted EBITDA, as reported	$44,566	$45,189
Early redemption premium on 10 1/8% senior subordinated notes	—	7,594

Adjusted EBITDA, excluding one-time redemption charge	$44,566	$52,783

Adjusted EBITDA for our radio segment decreased by $2.3 million, or 6.8%, to $32.1 million for the year ended December 31, 2008, as compared to $34.4 million in 2007. The decrease was primarily the result of (a) the decrease in deferred compensation benefit and (b) the increase programming and technical and selling, general and administrative expenses, partially offset by increased advertising revenue, as discussed above.

Adjusted EBITDA for our television segment decreased by $5.9 million, or 32.0%, to $12.5 million for the year ended December 31, 2008, from $18.4 million for the same period in 2007. This decrease was primarily the result of lower advertising revenue and increased programming and technical expenses, as discussed above.

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

Total operating expenses. Total operating expenses increased by $10.3 million, or 14.8%, to $80.0 million for the year ended December 31, 2007 from $69.7 million for the same period in 2006. This increase was primarily attributable to:

(1)	a $5.3 million increase in broadcast license impairment charges, primarily related to our Dallas radio properties;

(2)	a $4.4 million increase in programming and technical expenses primarily related to additional production of in-house television programs and additional expenses for our new Dallas radio stations that we acquired in November 2006;

(3)	a $3.5 million increase in selling, general and administrative expenses due to (a) higher salaries, commissions and other selling expenses, attributable to increased staffing associated with our growth in net revenues, (b) start-up costs and additional expenses related to our new Dallas stations and our newly acquired radio station in the Riverside and San Bernardino region of our Los Angeles market, including $0.4 million in local marketing agreement fees for time purchased on the station prior to its acquisition by us in September, and (c) a $0.5 million reserve recorded in connection with a settlement agreement for certain legal matters;

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

Selling, general and administrative expenses remained essentially unchanged for the year ended December 31, 2007 compared to the year ended December 31, 2006. However, excluding a $0.5 million reserve recorded in connection with the settlement of certain legal matters, selling, general and administrative expenses decreased by $0.5 million.

Gain (loss) on note purchases and redemptions. In July 2007, LBI Media deposited amounts in trust to redeem all of its outstanding 10 1/8% senior subordinated notes at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to August 22, 2007, the redemption date. In connection with the redemption of these notes, we recorded a one-time loss of $8.8 million, which represents the early redemption premium on the notes of $7.6 million, and the write off of the unamortized deferred financing costs related to these notes of $1.2 million (see “—Liquidity and Capital Resources—LBI Media’s 10 1/8% Senior Subordinated Notes”).

Interest expense and other income, net. Interest expense and other income, net, increased by $5.0 million, or 16.0%, to $36.3 million for the year ended December 31, 2007, from $31.3 million for the corresponding period in 2006. The change was primarily attributable to (i) increased borrowings under LBI Media’s senior revolving credit facility to fund the asset acquisitions of our new Riverside/San Bernardino radio station and our Salt Lake City, Utah, television station, (ii) incremental interest expense relating to the issuance of the $228.8 million senior subordinated notes by LBI Media in July 2007 and (iii) additional accretion on our senior discount notes issued in October 2003.

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

Excluding the one-time charge of $7.6 million related to the early redemption premium paid on LBI Media’s former 10  1/8% senior subordinated notes, Adjusted EBITDA increased 9.5% to $52.8 million. The following is a reconciliation of our Adjusted EBITDA, as reported, to our Adjusted EBITDA excluding this one-time redemption charge:

	Twelve Months Ended December 31,
	2007	2006
Adjusted EBITDA, as reported	$45,189	$48,166
Early redemption premium on 10 1/8% senior subordinated notes	7,594	—

Adjusted EBITDA, excluding one-time redemption charge	$52,783	$48,166

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

Liquidity and Capital Resources

LBI Media’s Senior Credit Facilities. Our primary sources of liquidity are cash provided by operations and available borrowings under LBI Media’s $150.0 million senior revolving credit facility. In May 2006, LBI Media refinanced its prior $220.0 million senior revolving credit facility with a $150.0 million senior revolving credit facility and a $110.0 million senior term loan facility. In January 2008, LBI Media entered into a commitment increase agreement pursuant to which its senior term loan facility increased by $10.0 million from $108.4 million (net of principal repayments from May 2006 through January 2008) to $118.4 million. LBI Media borrowed the full amount of the increase in the commitment.

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

Under the senior revolving credit facility, LBI Media has a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to LBI Media under the senior revolving credit facility and may not exceed the lesser of $5.0 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the senior revolving credit facility. Under the senior term loan facility, each quarter, LBI Media must pay 0.25% of the original principal amount of the term loans (repayment of $275,000 per quarter as of December 31, 2008), plus 0.25% of the additional amount borrowed in January 2008 (repayment of $25,000 per quarter as of December 31, 2008) and 0.25% of any additional principal amount incurred in the future under the senior term loan facility. The senior credit facilities mature on March 31, 2012.

As of December 31, 2008, LBI Media had $26.7 million aggregate principal amount outstanding under the senior revolving credit facility and $116.9 million aggregate principal amount of outstanding senior term loans. Since December 31, 2008, LBI Media has borrowed, net of repayments, $8.1 million under its senior secured revolving credit facility.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. Including the $10.0 million increase to LBI Media’s senior secured term loan facility in January 2008, the applicable margin for term loans ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those loans are incurred. Interest on base rate loans is payable quarterly in arrears, and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At December 31, 2008, borrowings under LBI Media’s senior credit facilities bore interest at rates between 1.96% and 4.25%, including the applicable margin.

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

Senior Discount Notes. In October 2003, we issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest did not accrue and was not payable on the senior discount notes prior to October 15, 2008, and instead the accreted value of the senior discount notes increased until such date. Beginning October 15, 2008, cash interest began to accrue on the senior discount notes at a rate of 11% per year payable semi-annually on each April 15 and October 15, with the first payment due on April 15, 2009. We may redeem the senior discount notes at any time at redemption prices specified in the indenture governing our senior discount notes, plus accrued and unpaid interest.

During the fourth quarter of 2008, we purchased approximately $22.0 million aggregate principal of our senior discount notes at a weighted average price of 43.321% of principal. The purchases were made in three separate open market transactions which settled on the following dates: November 24, December 8 and December 9, 2008. The total consideration paid was $9.9 million, which included $0.3 million of accrued interest for the period from October 15, 2008 through the respective redemption date.

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

The following table summarizes our various levels of indebtedness at December 31, 2008:

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest Rate
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$26.7 million(1)	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (3.7% weighted average at December 31, 2008)

LBI Media, Inc.	Senior secured term loan facility	$116.9 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (2.0% weighted average at December 31, 2008)

LBI Media, Inc.	8 1/2% senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million(2)	October 15, 2013	11%

Empire Burbank Studios, Inc.	Mortgage note	$2.1 million	July 1, 2019	5.52%

(1)	LBI Media has borrowed, net of repayments, approximately $8.1 million under its senior secured revolving credit facility since December 31, 2008.
(2)

In the fourth quarter of 2008, we purchased approximately $22.0 million aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount outstanding and due to noteholders other than the company was $46.4 million as of December 31, 2008.

Cash Flows. Cash and cash equivalents were $0.5 million, $1.7 million and $1.5 million at December 31, 2008, 2007 and 2006, respectively.

Net cash flow provided by operating activities was $15.8 million, $7.1 million and $25.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The increase in our net cash flow provided by operating activities during the year ended December 31, 2008 as compared to 2007 was primarily the result of (a) a decrease in deferred compensation payments because no payments were due under our outstanding employment agreements in 2008 and (b) increases in accrued liabilities (including accrued interest) and other assets and liabilities due to the timing of payments.

The decrease in our net cash flow provided by operating activities during the year ended December 31, 2007 as compared to 2006 was primarily the result of:

(a) increased interest costs, including the $7.6 million early redemption premium paid to redeem LBI Media’s 10 1/8% senior subordinated notes in August 2007, operating expenses resulting from the Dallas stations we acquired in November 2006, and local marketing agreement fees and other start-up costs of our recently acquired station in the Riverside/San Bernardino region of our Los Angeles market;

(b) decreases in our accrued liabilities and increases in our accounts receivable as a result of the timing of payments and cash receipts; and

(c) an increase in deferred compensation payments.

Net cash flow used in investing activities was $17.5 million, $50.3 million and $109.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash flow used in investing activities in 2008 primarily included $12.8 million in capital expenditures for property and equipment, of which $4.7 million related to the construction of our new corporate offices in Dallas, Texas, $1.6 million in costs incurred (including amounts deposited into escrow) for the pending acquisitions of selected assets of KVIB-FM in Phoenix and WASA-LP in New York, $1.5 million (including acquisition costs) paid for the acquisition of selected assets of television station KVPA-LP in the Phoenix, Arizona market, and $1.5 million deposit made in connection with the pending purchase of a tower site in Victoria, Texas.

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

Net cash flow provided by financing activities was $0.5 million, $43.4 million and $83.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net cash flow provided by financing activities in 2008 resulted primarily from net bank borrowings of $10.8 million, offset by the purchase of our senior discount notes for $9.6 million in various open market transactions in the fourth quarter of 2008, and payment of deferred financing costs of $0.5 million.

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

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At December 31, 2008, such obligations and commitments were LBI Media’s senior revolving credit facility, senior term loan facility and 8 1/2% senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries and our operating leases as follows:

	Payments Due by Period from December 31, 2008 (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$631.1	$28.9	$57.6	$236.6	$308.0
Operating leases	18.2	2.0	3.3	2.4	10.4

Total contractual cash obligations	$649.3	$30.9	$60.9	$239.0	$318.4

The above table includes principal and interest payments under our debt agreements based on our interest rates and principal balances as of December 31, 2008 and assumes no additional borrowings or principal payments on LBI Media’s senior secured revolving credit facility or senior secured term loan facility until the facilities mature in March 2012. It also does not reflect any deferred compensation or other amounts owed under certain employment agreements that we may ultimately pay or approximately $0.4 million (including accrued interest) in unrecognized tax benefit reserves.

Expected Use of Cash Flows. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the addition of digital television transmission equipment primarily for our Houston, Dallas, Salt Lake City and Los Angeles television stations at an estimated cost of $2.0 million. In connection with the purchase of the selected assets of five radio stations in Dallas, we also purchased a building in Dallas, Texas to accommodate our growth in stations owned and operated in the Dallas-Fort Worth market. We estimate we will spend approximately $4.0 million on improvements and equipment for our new Dallas building. In addition, our senior discount notes began accruing cash interest at a rate of 11% per year on October 15, 2008, with the first payment due on April 15, 2009. Prior to October 15, 2008, our senior discount notes had not been accruing cash interest and instead the accreted value of the notes had been increasing. The interest payments will be payable on April 15 and October 15 of each year until the notes mature on October 15, 2013. We also expect to use cash to fund the purchase prices for the selected assets of television station WASA-LP and radio station KDES-FM within the next twelve months, primarily through borrowings under LBI Media’s senior revolving credit facility.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2008. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income or loss plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, gain or loss on the sale of investments, net interest expense, interest rate swap expense or income, impairment of broadcast licenses, depreciation and amortization and other non-cash gains and losses.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 8.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3.0% of our outstanding receivables as of December 31, 2008, from 14.4% to 17.4% or $3.1 million to $3.7 million, would result in a decrease in pre-tax income of $0.6 million for the year ended December 31, 2008.

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

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), we do not amortize our broadcast licenses. We test our broadcast licenses for impairment at least annually or when indicators of impairment are identified. Our valuations principally use the discounted cash flow methodology, an income approach based on market revenue projections and not company-specific projections, which assumes broadcast licenses are acquired and operated by a third party. This approach incorporates variables such as types of signals, media competition, audience share, market advertising revenue projections, anticipated operating margins and discount rates, without taking into consideration the station’s format or management capabilities. This method calculates the estimated present value that would be paid by a prudent buyer for our FCC licenses as new radio or television stations as of the annual valuation date (September 30 of each year). If the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded.

We generally test our broadcast licenses for impairment at the individual license level. However, we aggregate broadcast licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

During the third quarters of 2008 and 2007, we completed our annual impairment review and concluded that several of our broadcast licenses were impaired. As a result of the downturn in the U.S. economy, which has caused a general slowdown in the advertising environment, we also recorded impairments in the fourth quarters of 2008 and 2007. The decrease in the fair value of certain individual station broadcast licenses in our California, Texas and Utah markets resulted in impairment write-downs of approximately $46.7 and $45.0 million for the third and fourth quarters of 2008, respectively, and $3.0 million and $5.1 million for the third and fourth quarters of 2007, respectively. The impairment charges were due to market changes such as lower advertising revenue growth projections for the broadcasting industry, higher discount rates and a decline in cash flow multiples for recent station sales.

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

During the year ended December 31, 2007, we satisfied our obligations under certain employment agreements that had December 31, 2006 “net value” determination dates with an aggregate cash payment of approximately $4.4 million, which was approximately $4.0 million less than the amount accrued as of December 31, 2006. During the year ended December 31, 2006, we satisfied our obligations under an employment agreement that had a December 31, 2005 “net value” determination date with an aggregate cash payment of approximately $1.6 million. The remaining employment agreement has a “net value” determination date of December 31, 2009, and as of December 31, 2008, we estimated that this employee had not vested in any unpaid deferred compensation.

If we assumed no change in the “net value” of Liberman Broadcasting from that at December 31, 2008, we would not expect to record any deferred compensation expense in 2009 relating solely to the time vesting portion of the deferred compensation. The remaining agreement requires us to pay the deferred compensation amount in cash until Liberman Broadcasting’s common stock becomes publicly traded, at which time we may pay such amount in cash or Liberman Broadcasting’s common stock, at our option.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“FAS 157”). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which will be our fiscal year 2009. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of FAS 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The statement provisions effective as of January 1, 2008 did not have a material effect on our results of operations, financial position or cash flows. We are currently evaluating the impact, if any, the adoption of the remaining provisions will have on our results of operations, financial position or cash flows.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R also changes the accounting for the treatment of acquisition related transaction costs. FAS 141R is effective beginning January 1, 2009. We have evaluated the provisions of FAS 141R and determined that the impact to our results of operations, financial position and cash flows will be a charge of approximately $0.4 million, which relates to the write-off of pre-acquisition costs (exclusive of escrow deposits) for certain asset purchases that did not close prior to December 31, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures for derivative and hedging activities. FAS 161 is effective beginning January 1, 2009. We are currently evaluating what impact, if any, the adoption of FAS 161 will have on our financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating what impact, if any, the adoption of FSP 142-3 will have on our financial statements.

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

In July 2006, we entered into a fixed-for-floating interest rate swap to hedge the underlying interest rate risk on the expected outstanding balance of our term loan facility over time. Pursuant to the terms of this interest rate swap, we pay a fixed rate of 5.56% on the $80.0 million notional amount and receive payments based on LIBOR. This swap fixes the interest rate at 7.56% (including the applicable margin) and terminates in November 2011.

We account for our interest rate swap in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations. This interest rate swap essentially fixes the interest rate at the percentage noted above. However, changes in the fair value of the interest rate swap for each reporting period have been recorded in interest rate swap expense in our consolidated statements of operations, because the interest rate swap does not qualify for hedge accounting.

We measure the fair value of our interest rate swap on a recurring basis pursuant to FAS 157. FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes this swap contract as Level 2.

The fair value of our interest rate swap was a liability of $7.6 million and $4.2 million at December 31, 2008 and 2007, respectively. The fair value of the interest rate swap represents the present value of the expected future cash flows estimated to be received from or paid to a marketplace participant of the instrument. It is valued using inputs including broker dealer quotes, adjusted for non-performance risk, based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy. We are not exposed to the impact of foreign currency or commodity price fluctuations.

We are exposed to changes in interest rates on the portion of LBI Media’s variable rate senior credit facilities that is not hedged with the interest rate swap. A hypothetical 10% increase in the interest rates applicable to the year ended December 31, 2008 would have increased interest expense by approximately $0.6 million. Conversely, a hypothetical 10% decrease in the interest rates applicable to the year ended December 31, 2008 would have decreased interest expense by approximately $0.6 million. At December 31, 2008, we believe that the carrying value of amounts payable under LBI Media’s senior credit facilities that are not hedged by our interest rate swap approximates the fair value based upon current yields for debt issues of similar quality and terms.

The fair value of our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of our fixed rate debt would have decreased by approximately $13.5 million at December 31, 2008. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would have resulted in an increase in market value of approximately $14.5 million at December 31, 2008. Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with our dismissal of Ernst & Young LLP and our appointment of Deloitte & Touche LLP as our principal accountant, there were no disagreements or reportable events, as used in Item 304(b) of Regulation S-K, during the fiscal year ended December 31, 2008 that were material and were accounted for or disclosed in a manner different from that which Ernst & Young LLP would have concluded or required.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We maintain disclosure controls and procedures that are designed to ensure that: (i) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our President, our Executive Vice President and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management, including our President, our Executive Vice President and our Chief Financial Officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President, our Executive Vice President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the foregoing, our President, our Executive Vice President and our Chief Financial Officer have concluded that, as of the end of the annual period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008 at a reasonable assurance level.

This annual report does not include an attestation report of the company’s registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Controls

Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President, Executive Vice President and Chief Financial Officer, we concluded that there were no changes during the fourth fiscal quarter of 2008 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our current directors and executive officers:

Name	Position(s)	Age*
Jose Liberman	Co-Founder, Chairman, President and Director	83
Lenard D. Liberman	Co-Founder, Executive Vice President, Secretary and Director	47
Wisdom Lu	Chief Financial Officer	42
Winter Horton	Corporate Vice President and Director	43
William G. Adams	Director	69
Bruce A. Karsh	Director	53
Terence M. O’Toole	Director	50

*	All ages are as of December 31, 2008

Jose Liberman co-founded our company in 1987 together with his son, Lenard, and has served as our President and as a member on our board of directors since our formation. Mr. Liberman has been our chairman since March 2007. Mr. Liberman started his career in radio broadcasting in 1957 with the purchase of XERZ in Mexico and the establishment of a radio advertising representative firm in Mexico. In 1976, Mr. Liberman acquired KLVE-FM, the first Los Angeles FM station to utilize a Hispanic format. In 1979, he purchased KTNQ-AM and combined it with KLVE to create the first Hispanic AM/FM combination in Los Angeles. Mr. Liberman is the father of our Executive Vice President, Secretary and Director, Lenard Liberman. Mr. Liberman also serves on the boards of directors of Liberman Broadcasting, Inc. and LBI Media, Inc.

Lenard D. Liberman has served as our Executive Vice President and Secretary and has been a member of our board of directors since our formation in 1987. Mr. Liberman has previously served as our Chief Financial Officer from April 1999 to April 2000, April 2002 to April 2003, April 2005 to May 2006 and January 2007 to March 2008. Mr. Liberman manages all day-to-day operations, including acquisitions and financings. He received his juris doctorate degree and masters of business administration degree from Stanford University in 1987. Mr. Liberman is the son of our Chairman, President and Director, Jose Liberman. Mr. Liberman also serves on the boards of directors of Liberman Broadcasting, Inc. and LBI Media, Inc.

Wisdom Lu joined us as our Chief Financial Officer in March 2008. Prior to joining us, Ms. Lu served as Treasurer and Chief Investment Officer of Health Net, Inc., one of the nation’s largest publicly traded managed health care companies, from 1996 until her departure in 2008. While at Health Net, Ms. Lu was responsible for, among other things, capital structure planning and management of cash, investment, debt and equity. Ms. Lu has also served as Treasury Officer, Fixed Income Sales & Trading with National Westminster Bank, USA from 1995 to 1996 and as Management Associate, Fixed Income Sales & Trading with Citicorp Securities, Inc. from 1993 to 1995. Ms. Lu received her Bachelor of Science degree in Civil Engineering, with a minor in Economics, from Rensselear Polytechnic Institute and her Master of Business Administration (Finance & International Business) from the Leonard N. Stern School of Business at New York University. Ms. Lu holds professional designations of Chartered Financial Analyst and Professional Engineer (New York).

Winter Horton has served as our Corporate Vice President since 2001 and has been a member of our board of directors since March 2007. Mr. Horton joined us in 1997 as Vice President of Programming for KRCA. In 2001, as Corporate Vice President, Mr. Horton launched our four radio stations and one television station in Houston. He was also responsible for the launch of our Dallas stations, including KMPX, KNOR, KTCY, KZMP-AM, KZZA and KBOC. He is currently responsible for all of our Texas radio and television operations. Mr. Horton also oversees our production facilities in Burbank, Houston and Dallas. Mr. Horton also serves on the boards of directors of Liberman Broadcasting, Inc. and LBI Media, Inc.

William G. Adams was designated as a member of our board of directors in March 2007. Mr. Adams served as Of Counsel to O’Melveny & Myers LLP from February 2000 to February 2004 and had been a partner of O’Melveny & Myers LLP since October 1979. Mr. Adams also serves on the boards of directors of Valentine Enterprises, Inc., Liberman Broadcasting, Inc. and LBI Media, Inc.

Bruce A. Karsh was designated as a member of our board of directors in March 2007. Mr. Karsh is President and co-founder of Oaktree Capital Management, LP. Mr. Karsh serves as portfolio manager for Oaktree’s distressed debt and is actively involved in managing the firm. Prior to co-founding Oaktree, Mr. Karsh was a managing director of Trust Company of the West and its affiliate, TCW Asset Management Company (together, “TCW”), and the portfolio manager of the Special

Credits Funds for seven years. Before joining TCW, Mr. Karsh was an attorney with the law firm of O’Melveny & Myers LLP. Mr. Karsh currently serves as a Trustee on the Duke University Board of Trustees and is the Chairman of the Board of Directors of Duke’s investment management company. Mr. Karsh also serves on the boards of directors of Liberman Broadcasting, Inc. and LBI Media, Inc.

Terence M. O’Toole was designated as a member of our board of directors in March 2007. Mr. O’Toole was a partner and managing director of Goldman, Sachs & Co. from 1992 until 2005. In 2006, Mr. O’Toole joined Tinicum as a co-managing member. Mr. O’Toole is also a member of the Board of Managers of Skyway Towers Holding LLC, Enesco LLC and EGI Holdings LLC, a member of the Board of Trustees of Villanova University and the Pingry School, and a member of the boards of directors of Liberman Broadcasting, Inc. and LBI Media, Inc.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Philosophy and Program

Our board of directors, with the assistance of management, determines our compensation objectives, philosophy and forms of compensation and benefits for our executive officers.

Our compensation philosophy centers on the principle of aligning pay and performance. We attempt to design a total compensation package for our named executive officers that help to recruit, retain and motivate qualified executives that are critical to our current and future success.

We use various elements of compensation to reward performance. Our named executive officers are provided with a basic level of compensation for assuming and performing their responsibilities. We consider long-term and equity incentives on a case by case basis. As discussed below, we have employment agreements, but not with all of our named executive officers. We have not offered employment agreements to Jose Liberman or Lenard Liberman because each of them has a substantial equity stake in our parent company; thus their short- and long-term interests are aligned with those of our company.

Because we do not have equity securities listed on a national securities exchange, we are not required to have a compensation committee and our board of directors has the responsibility for establishing, implementing and monitoring adherence with our compensation philosophy.

Role of Named Executive Officers in Compensation Decisions

At December 31, 2008, our four named executive officers were Jose Liberman, Lenard Liberman, Wisdom Lu and Winter Horton. Except for Wisdom Lu, all of our named executive officers also serve as members of our board of directors.

Our board of directors is responsible for determining the compensation of our executive officers. Because Jose Liberman, Lenard Liberman and Winter Horton are also members of our board of directors, each of them participated in the decisions concerning their own compensation for the year ended December 31, 2008.

Goals of the Compensation Program and Setting Executive Compensation

We attempt to align compensation paid to our named executive officers with the value that they achieve for our stockholders. While we offer all five elements of our compensation program described below under “Elements of our Compensation Program”, we focus primarily on the base salary and long-term incentives because we believe these elements are the most critical and influential to attract, retain, and motivate executives with the skill sets necessary to maximize stockholder value.

When making compensation decisions, our board of directors informally considers competitive market practices with respect to the salaries and total compensation of our named executive officers. In doing so, the board reviews the overall compensation of executive officers of companies that are in the Hispanic radio and television industry and are located within our general geographic market areas. Specifically, the board considers the following companies our peers for executive compensation purposes: Beasley Broadcast Group Inc., Citadel Broadcasting Corp., Cox Radio Inc., Crown Media Holdings Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., and Saga Communications Inc. However, while the board reviews the compensation practices of our peers, it is only one factor they consider in establishing compensation, and they have not made use of any formula incorporating such data.

In setting compensation for 2008, the board used a strategy that employed both a subjective and a formulaic approach. In determining whether to increase or decrease compensation for our named executive officers, the board of directors generally considers the performance of the named executive officer, any increases or decreases in responsibilities, roles of the named executive officer, and our business needs for the named executive officer.

Neither we have, nor the board of directors has, hired a compensation consultant, and neither we have, nor the board of directors has, made a decision to do so.

Elements of our Compensation Program

For the year ended December 31, 2008, our total compensation package for our named executive officers consisted of the following components:

•	base salary;

•	bonus;

•	long-term incentive compensation for Wisdom Lu and Winter Horton;

•	perquisites and other personal benefits; and

•	retirement benefits.

Each element of compensation is considered separately and we do not generally take into account amounts realized from prior periods. Our goal is to provide a total compensation package that we believe our named executive officers and our stockholders will view as fair and equitable. The form and amount for each element of compensation is determined on a case-by-case basis. Accordingly, our determination of compensation for each named executive officer is not a mechanical process, and our board of directors has used its judgment and experience to determine the appropriate mix of compensation for each individual named executive officer.

Base Salary — We provide each named executive officers and other employees with a base salary that we believe is both competitive for their role and compensates them for services rendered during the fiscal year. Subject to the terms of any employment agreement, the board of directors reviews the base salary for the named executive officers on an annual basis and at the time of a change in responsibilities. Increases in salary, if any, are based on a subjective evaluation of such factors as the level of responsibility, individual performance during the prior year, relevant peer data, the salaries of our other named executive officers, and the named executive officer’s experience and expertise.

Jose Liberman and Lenard Liberman. We do not have employment agreements with Jose Liberman, our Chairman and President, or Lenard Liberman, our Executive Vice President and Secretary. Prior to March 30, 2007, both were beneficial owners to all of the common stock of our parent. In connection with the sale of our parent’s Class A common stock to third party investors, the annual base salary for each of Jose Liberman and Lenard Liberman was increased to $750,000 to better reflect compensation levels paid to similarly positioned executives of our peers. The base salaries for 2008 remained at the same levels as 2007.

Wisdom Lu. In March 2008, Wisdom Lu joined us as our Chief Financial Officer. Pursuant to her employment agreement, Ms. Lu receives an annual base salary of $400,000 per year. Assuming her continued employment, Wisdom Lu’s salary will increase by 5% on April 1, 2009 and on each April 1 thereafter until March 31, 2013, the termination of her employment agreement.

Winter Horton. Pursuant to Winter Horton’s employment agreement, Mr. Horton was to receive a base salary of $350,977 for 2008, representing his base salary of $275,000 on May 1, 2003, with an increase in salary of 5% on each first day of May beginning in 2004. However, in connection with Winter Horton’s increased management duties to, among other things, supervise the reformatting of our new radio and television stations, the board of directors, at the recommendation of Lenard Liberman, increased Mr. Horton’s base salary to $400,000 effective January 1, 2007. Mr. Horton’s salary remained at the same level for 2008.

Bonus — Generally, bonus compensation to our named executive officers has been entirely discretionary. By providing discretionary bonuses, we believe that we align our executive compensation with individual performance on a short-term basis.

Jose Liberman and Lenard Liberman. Historically, Jose and Lenard Liberman have received minimal or no bonuses because each has a substantial equity stake in our parent. Jose Liberman and Lenard Liberman did not receive bonuses in 2008.

Winter Horton. Our employment agreement with Winter Horton provides for discretionary bonuses that are based on the performance of his duties and responsibilities. The amount and timing of the bonus are within our sole discretion. In 2008, the board of directors, upon Lenard Liberman’s recommendation, determined that Winter Horton satisfactorily performed his duties as our Corporate Vice President, including his supervision of the integration of the assets of stations that we acquired in 2007 and 2008. Accordingly, Mr. Horton was awarded a discretionary bonus of $50,000.

Wisdom Lu. In accordance with her employment agreement, Wisdom Lu will receive a bonus of $100,000 if she remains Chief Financial Officer until March 31, 2009 and fully performs all material obligations under the employment agreement. For each twelve month period starting April 1, 2009 and ending March 31, 2013, Ms. Lu will be eligible to receive a bonus of up to 25% of her then-current annual salary if she remains Chief Financial Officer during the applicable twelve month period and fully performs all material obligations under the employment agreement. The amount of any bonus for periods commencing on or after April 1, 2009 will be determined by our parent’s board of directors in its sole discretion according to Ms. Lu’s achievement of annual objectives set by the board for that year. If, however, during the term of the employment agreement, our parent consummates an initial public offering of its Class A common stock, Ms. Lu’s bonus will be determined by a compensation committee or in such other manner as our parent determines satisfies applicable stock exchange rules or laws. Because of the prerequisite that Ms. Lu remain employed by us until March 31, 2009 to receive a bonus, this condition could not be achieved as of December 31, 2008.

Long-Term Incentive Compensation — We may offer long-term incentive compensation to align executive compensation with our stockholder interests by placing a significant amount of total direct compensation “at risk”. “At risk” means the named executive officer will not realize value unless performance goals directly tied to our performance and that of our consolidated parent are achieved. During our fiscal year ending December 31, 2008, we offered two types of long-term incentive compensation arrangements: (1) a long-term incentive plan in which Winter Horton participates in the increase in the net value of our parent over a threshold amount on a single determination date (see “Winter Horton—Participation in Net Value Increase in Our Parent” below for a description of the plan) and (2) the Liberman Broadcasting, Inc.’s Stock Incentive Plan, or Stock Incentive Plan, through which equity compensation may be granted by our parent’s board of directors.

On December 12, 2008, the stockholders of our parent approved Stock Incentive Plan, which reserves an aggregate of 14.568461 shares of our parent’s Class A common stock for issuance under this plan. The Stock Incentive Plan provides that our parent may grant any of the following: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) stock awards. All employees, members of our board of directors, members of the board of directors of our parent and subsidiaries, and certain consultants and advisors are eligible to participate. The board of directors of our parent will approve those individuals who will participate in the Stock Incentive Plan. In 2008, Ms. Lu was the only person who was granted any incentive award under the Stock Incentive Plan.

Jose Liberman and Lenard Liberman. Because Jose Liberman and Lenard Liberman, together, beneficially own 61.1% of the aggregate common stock of our parent, their compensation package does not contain additional long-term incentive compensation as we believe their motivation and financial interests are well aligned with that of our own.

Wisdom Lu—Stock Options in Our Parent. In accordance with Ms. Lu’s employment agreement, in December 2008, we granted her an option to purchase 2.18527 shares of Liberman Broadcasting’s Class A common stock at an exercise price of $1,368,082.63 per share under the Stock Incentive Plan. The options represent, on a fully diluted basis as of the date of grant, 0.75% of the outstanding shares of our parent and vest and become exercisable in five equal annual installments on March 31 of each year, commencing on March 31, 2009. The options expire ten years from the date of grant.

The option and any other rights of Ms. Lu under the Stock Incentive Plan are generally nontransferable and exercisable only by Ms. Lu. Any shares of common stock issued on exercise of the option are subject to substantial restrictions on transfer and are subject to certain rights in favor of our parent.

Also, the number and amount of our parent’s shares underlying Ms. Lu’s options will be proportionally adjusted for any recapitalization, reclassification, stock split, merger, consolidation or unusual or extraordinary corporate transactions in respect of our parent’s common stock.

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

In general, the “net value” will be determined by an independent appraiser based on our parent’s consolidated cash flow as a going concern, reducing such amount for our parent’s consolidated liabilities (in each case, as determined under generally accepted accounting principles) on December 31, 2009. If the “net value” is determined as a result of a change in control, however, the appraiser must use the actual sales price as of the sales date in valuing the portion of our parent that was sold. Also, if at the time the “net value” is determined, the common stock of our parent is traded on an established securities market, the “net value” will be the product of the fully diluted outstanding common stock of our parent multiplied by the volume-weighted average price per share of our parent in the five days of trading immediately before December 31, 2009.

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

This incentive compensation is payable to Mr. Horton in cash within 30 days after the determination date (December 31, 2009 or earlier, if a change in control occurs), unless such payment would violate the terms of any loan agreement that is in effect at the time. If our parent’s common stock is traded on an established stock market at the time a payment, if any, is due to Mr. Horton, we may choose to pay the amount in our parent’s common stock in lieu of cash. As of December 31, 2008, our parent’s “net value” has not reached the threshold amount.

Perquisites and Other Benefits — We provide named executive officers with perquisites and other personal benefits that we believe are reasonable. We do not view perquisites as a significant element of our comprehensive compensation structure, but we do believe they can be useful in attracting, motivating and retaining executive talent.

The named executive officers may be provided with cellular phone service plans, personal travel, tickets to sporting events, personal use of company automobiles, and estate and financial planning and tax assistance. See “Summary Executive Compensation Table for 2008” for the aggregate amount of such perquisites. We also pay the medical and dental insurance plan premiums on behalf of our named executive employees and their legal dependents. In addition, we have provided whole life insurance and term life insurance policies for Lenard Liberman to provide for a death benefit of an aggregate of $2.5 million to beneficiaries designated by Mr. Liberman.

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

Attributed costs of the perquisites and personal benefits described above for the named executive officers for the fiscal year ended December 31, 2008, are included in the column “All Other Compensation” of the “Summary Executive Compensation Table for 2008” below.

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

Employment, Change in Control and Termination Arrangements

Employment Agreements — As stated above, we do not have employment agreements with Jose Liberman, our Chairman and President, or Lenard Liberman, our Executive Vice President and Secretary. During the year ended December 31, 2008, our only named executive officers with employment agreements were Wisdom Lu, our Chief Financial Officer, and Winter Horton, our Corporate Vice President.

Change in Control — Of our named executive officers, only Wisdom Lu and Winter Horton are entitled to an accelerated benefit in connection with a change in control of our company. The occurrence, or potential occurrence, of a change in control of our company may create uncertainty regarding the continued employment of Ms. Lu and Mr. Horton because many change in control transactions result in significant organizational changes, particularly at the executive officer level. In order to encourage Ms. Lu and Mr. Horton to remain employed with us during a critical time, we provide Ms. Lu and Mr. Horton with certain benefits in the event, or potential occurrence, of a change in control.

Wisdom Lu. Ms. Lu’s employment agreement provides that if, after a change in control event has occurred, (a) she is demoted or (b) we (or our successor) change her primary employment location more than 50 miles from Burbank, California, Ms. Lu will have 90 days to notify us (or our successor) that she intends to resign for “good reason.” If Ms. Lu resigns for “good reason” following a change in control event before March 31, 2013, the expiration of her employment agreement, Ms. Lu will be entitled to salary and bonuses earned at the time of such termination plus her base salary for a period of twelve months following termination. She will also be entitled to exercise the then vested portion of her options, as provided under the Stock Incentive Plan. Under the terms of the Stock Incentive Plan and Ms. Lu’s option award agreement, in the event of a change of control, the administrator may provide for a cash payment in settlement of, or for the assumption, substitution or exchange of, any or all of the outstanding options. Further, and unless the administrator provides otherwise prior to the change of control event, any outstanding and unvested portion of the option award will accelerate upon the change in control event such that 100% of each unvested and outstanding vesting installment of the option award will become immediately exercisable.

A “change in control” under Ms. Lu’s employment agreement and the Stock Incentive Plan would occur if:

(1)	our parent’s stockholders or board of directors approve of a dissolution or liquidation of our parent, other the events described in paragraph (3) below;

(2)	except in certain circumstances, any individual or group acquires 50% or more of either (i) our parent’s outstanding common stock or (ii) the combined voting power of our parent’s outstanding common stock entitled to vote for the board of directors; or

(3)	our parent consummates a merger, a sale of all or substantially all of its assets, or our parent acquires the assets or stock of another individual or group, in each case unless, following such transaction, (i) all or substantially all of the owners of our parent’s outstanding common stock will own more than 50% of the same securities after the transaction and (ii) no person (other than certain persons specified in the employment agreement) owns, directly or indirectly, more than 50% of the outstanding common stock or the combined voting power after the transaction.

Winter Horton. Pursuant to Mr. Horton’s employment agreement, upon a change in control, Mr. Horton’s next installment of his time vesting portion (that is,  1/7 of his maximum payment relating to the time vesting portion) would vest immediately. Further, as described under “Elements of Our Compensation Program — Long-Term Incentive Compensation”, if a change in control occurs prior to December 31, 2009, the determination date used to calculate Winter Horton’s incentive compensation will be the date of such change in control and any long-term incentive payment that has vested will be due within 30 days after such date. Under his employment agreement, a “change in control” would occur if:

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

Termination Arrangements — We believe that severance and other post-termination benefits can play a valuable role in attracting and retaining key executive officers. Accordingly, we provide certain of these protections to Wisdom Lu and Winter Horton pursuant to their respective employment agreements. Other than pursuant to those employment agreements, we are not obligated to make any severance or other payments upon termination to our named executive officers.

Wisdom Lu. If Ms. Lu resigns (for “good reason” or otherwise), dies, becomes disabled, or is terminated (for cause or without cause) before her employment agreement terminates on March 31, 2013, we would be required to pay her earned and accrued salary and bonus. In addition, Ms. Lu would be entitled to payments equal to 12 months of base salary and to exercise the then-vested portion of her options to purchase shares in Liberman Broadcasting’s Class A common stock if we terminate Ms. Lu’s employment for a reason other than for cause or disability. See “Change in Control—Wisdom Lu” for termination benefits if Ms. Lu resigns for “good reason” following a change in control event.

Further, if Ms. Lu is terminated for cause, any outstanding portion of her option under the Stock Incentive Plan will be immediately forfeited, regardless of whether it was then exercisable. “Cause,” which will be determined by our parent’s board of directors, generally means any of the following:

(1)	Ms. Lu’s willful refusal to comply with reasonable requests made by our Chief Executive Officer, President or Executive Vice President,

(2)	personal dishonesty involving our business, or breach of fiduciary duty to us or our parent involving personal profit,

(3)	use of any illegal drug, narcotic, or excessive amounts of alcohol (as determined by the company in its discretion) on our property or at a function where she is working on our behalf,

(3)	commission of a felony, which has, or in the reasonable judgment of our parent’s board of directors, may have a material adverse effect on our business or reputation,

(4)	a breach by Ms. Lu of any material provision of the employment agreement, or

(5)	any breach by Ms. Lu of the public morals provision of the employment agreement.

Winter Horton. If Winter Horton is terminated without “cause,” or if he terminates his employment with us because of a material breach of his employment agreement by us, in either case before the termination of his employment agreement on December 31, 2009, we would be required to pay (1) accrued salary or bonus for services rendered, (2) any amounts previously vested under the long-term incentive plan, and (3) severance payments equal to 180 days of base salary.

If Winter Horton is terminated for death, disability or “cause” before December 31, 2009, we will not be obligated to make any payments under the employment agreement except for any accrued salary or bonuses for services rendered and/ or amounts vested under the long-term incentive plan at the time of termination. “Cause,” which will be determined by our parent’s board of directors, means any of the following:

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

(4)	Mr. Horton’s intentional breach of any material provision of the employment agreement, which is either not reasonably curable or, if reasonably curable, is not cured within 10 days notice from our parent, or

(5)	any breach by Mr. Horton of certain confidentiality provisions of the employment agreement.

See “Potential Payments Upon Termination or Change of Control” for amounts we would have been required to pay had a change of control event occurred at December 31, 2008.

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

The Board of Directors:
Jose Liberman
William G. Adams
Winter Horton
Bruce A. Karsh
Lenard D. Liberman
Terence M. O’Toole

Summary Executive Compensation Table for 2008

The following table describes the compensation we paid to our named executive officers during the fiscal years ended December 31, 2008, 2007 and 2006.

Name and Principal Position(s)	Year	Salary	Bonus	Option Awards(5)	All Other Compensation	Total
Jose Liberman (1) Chairman and President	2008	$750,000	$—	$—	$108,174	$858,174
	2007	$687,500	$—	$—	$55,835	$743,335
	2006	$500,000	$—	$—	$45,435	$545,435

Lenard Liberman (2) Executive Vice President and Secretary	2008	$750,000	$—	$—	$91,615	$841,615
	2007	$687,500	$—	$—	$85,946	$773,446
	2006	$500,000	$—	$—	$94,096	$594,096

Wisdom Lu (3) Chief Financial Officer	2008	$309,231	$—	$1,377	$—	$310,608

Winter Horton (4) Corporate Vice President	2008	$400,000	$50,000	$—	$—	$450,000
	2007	$400,000	$35,000	$—	$—	$435,000
	2006	$363,978	$—	$—	$—	$363,978

(1)	Jose Liberman’s annual base salary was increased from $500,000 to $750,000 on March 30, 2007. All other compensation includes aggregate payments by us for Mr. Liberman’s estate and financial planning expenses of $46,553, personal travel of $29,397, and other personal expenses.
(2)	Lenard Liberman’s annual base salary was increased from $500,000 to $750,000 on March 30, 2007. All other compensation includes payments by us for Mr. Liberman’s leasing of personal vehicles of $30,272, personal travel of $29,397, other personal expenses, and whole and term life insurance premiums.
(3)	Wisdom Lu was appointed our Chief Financial Officer in March 2008. Her annual base salary in 2008 was $400,000. We granted Ms. Lu an option to purchase 2.18527 shares of our parent’s Class A common stock at an exercise price of $1,368,082.63 per share, pursuant to the Stock Incentive Plan. See “Compensation Discussion and Analysis—Long-Term Incentive Compensation”.
(4)	Winter Horton has not yet accrued any non-equity incentive plan compensation under his employment agreement. See “Compensation Discussion and Analysis—Long-Term Incentive Compensation”. The discretionary bonus paid to Mr. Horton in 2008 amounts to 12.5% of his base salary and 11.1% of his total compensation for 2008.
(5)	Represents stock-based compensation expense recognized during the fiscal year ended December 31, 2008 under SFAS No. 123R stock based compensation (disregarding any estimate of forfeitures related to service-based vesting conditions). For a discussion of valuation assumptions used in SFAS No. 123R stock-based compensation calculations, see Notes 1 and 8 of the Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K. There were no forfeitures during the year.

The following table presents information regarding the plan-based awards granted to our named executive officers during fiscal year 2008.

Grants of Plan-Based Awards in 2008

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise of Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Award(1)
Jose Liberman	—	—	—	—
Lenard Liberman	—	—	—	—
Wisdom Lu(2)	12/12/2008	2.18527	1,368,082.63	252,693.05
Winter Horton	—	—	—	—

(1)	We provide information regarding the assumptions used to calculate the value of all awards made to executive officers pursuant to the Stock Incentive Plan described in Note 8 to our Consolidated Financial Statements. The values included in this table are for the full grant date fair value of the awards made in 2008 without regard to any estimate of forfeitures relating to the five year vesting conditions described below.
(2)	As described under “Compensation Discussion and Analysis—Long-Term Incentive Compensation”, pursuant to Wisdom Lu’s employment agreement, Ms. Lu has been granted an option to purchase 2.18527 shares of Liberman Broadcasting’s Class A common stock at an exercise price of $1,368,082.63 per share. The shares vest and become exercisable in five equal annual installments on March 31 of each year, commencing on March 31, 2009. The valuation assumptions and other material terms of the option grant are provided in Note 8 to the Consolidated Financial Statements.

Outstanding Equity Awards at December 31, 2008

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jose Liberman	—	—	—	—	—
Lenard Liberman	—	—	—	—	—
Wisdom Lu(1)	—	—	2.18527	1,368,082.63	12/2018
Winter Horton	—	—	—	—	—

(1)	Wisdom Lu was granted options to purchase the Class A common stock of our parent, Liberman Broadcasting, Inc., on December 12, 2008 pursuant to the Stock Incentive Plan. The option expires ten years from the date of the grant and vests over five years. The option grant to Wisdom Lu represents, on a fully diluted basis as of the date of grant, 0.75% of the outstanding shares of our parent’s common stock and vests and become exercisable in five equal annual installments on March 31 of each year, commencing on March 31, 2009.

Potential Payments Upon Termination or Change of Control

As described above under “Compensation Discussion and Analysis—Employment, Change in Control and Termination Arrangements”, Wisdom Lu’s and Winter Horton’s employment agreements would require us to make termination and/or severance payments and change in control benefits.

Wisdom Lu. If Ms. Lu resigns (for “good reason” or otherwise), dies, becomes disabled, or is terminated (for cause or without cause) before her employment agreement terminates on March 31, 2013, we would be required to pay her accrued salary and bonus. In addition, Ms. Lu would be entitled to payments equal to 12 months of base salary and to exercise the then-vested portion of her options to purchase shares in Liberman Broadcasting’s Class A common stock if either of the following events occurred: (1) we terminate Ms. Lu’s employment for a reason other than for cause or disability or (2) Ms. Lu resigns for “good reason” following a change in control event. Under the terms of the Stock Incentive Plan and Ms. Lu’s option award agreement, in the event of a change of control, the administrator may provide for a cash payment in settlement of, or for the assumption, substitution or exchange of, any or all of the outstanding options. Further, and unless the administrator provides otherwise prior to the change of control event, any outstanding and unvested portion of the option award will accelerate upon the change in control event such that 100% of each unvested and outstanding vesting installment of the option award will become immediately exercisable.

Had we terminated Ms. Lu on December 31, 2008 for a reason other than for cause or disability, we would have been required to pay Ms. Lu’s accrued salary and severance of $400,000, an amount representing 12 months of her base salary. None of Ms. Lu’s options to purchase our parent’s Class A common shares had vested as of December 31, 2008.

If Ms. Lu resigned for good reason after a change of control event on December 31, 2008, we would have been required to pay her accrued salary and severance of $400,000. As noted above, and unless otherwise provided by the administrator of the Stock Incentive Plan, had Ms. Lu’s employment terminated under the circumstances described above in connection with a change of control event on December 31, 2008, Ms. Lu would have also been entitled to the accelerated vesting of 100% of any outstanding and unvested portion of the option award. The value of her outstanding and unvested option that would have accelerated as of December 31, 2008 was $0. This amount is determined based on the difference on December 31, 2008 between the exercise price of the option and the fair market value of an underlying share of common stock on such date.

If Wisdom Lu is terminated for death, disability or “cause,” or resigns for any reason other than a “good reason”, before March 31, 2013, we would not be obligated to make any payments under the employment agreement except for any accrued salary or bonuses for services rendered. In addition, if Ms. Lu is terminated for cause, any outstanding portion of her option under the Stock Incentive Plan will be immediately forfeited, regardless of whether it was then exercisable.

Winter Horton. If Mr. Horton is terminated or resigns for any reason prior to December 31, 2009, the termination date of Mr. Horton’s employment agreement, we would be required to pay his accrued salary and bonus and any amounts vested under the incentive plan in his employment agreement. In addition, if Mr. Horton is terminated without “cause” or if he terminates his employment with us because of a material breach of his employment agreement by us, we would also be required to make a severance payment equal to 180 days of his base salary. If we had terminated Winter Horton’s employment without “cause” on December 31, 2008, we would have been required to pay Mr. Horton’s accrued salary and severance of $197,260. No long-term incentive compensation for Mr. Horton had accrued as of December 31, 2008 because our parent’s net value had not exceeded the specified threshold as of December 31, 2008.

In the event of a change in control (see “Compensation Discussion and Analysis—Employment, Change in Control and Termination Arrangements—Termination Arrangements—Winter Horton”) before December 31, 2009, Mr. Horton will automatically vest in the next  1 /7 installment of his time vesting portion of his long-term incentive compensation and the “net value” determination date used to calculate his maximum possible payment will become the date of such change in control.

Director Compensation

We do not pay a retainer or director fees to our directors for their services, except for William G. Adams. We also did not provide any perquisites or other benefits to any non-employee director in 2008 which aggregated $10,000 or more. We do, however, reimburse each of our directors for expenses incurred in the performance of his duties as a director.

DIRECTOR COMPENSATION FOR 2008

Name	Fees Paid or Earned in Cash ($)		Total ($)
Jose Liberman(1)	$—		$—
Lenard D. Liberman(1)	—		—
Winter Horton(1)	—		—
William G. Adams	34,500	(2)	34,500
Bruce A. Karsh	—		—
Terence M. O’Toole	—		—

(1)

In 2008, Jose Liberman, Lenard Liberman and Winter Horton served as our President, Executive Vice President and Secretary and Corporate Vice President, respectively, while also serving as our directors. Messrs J. Liberman, L. Liberman and Horton were not paid any additional compensation for their services as directors in 2008. See “Summary Executive Compensation Table for 2008.”

(2)

The stockholders of our parent, Liberman Broadcasting, determined that Mr. Adams should be compensated for his service as a director because he is the only director not to hold, directly or indirectly, any equity in our parent or receive any other type of compensation for his service to us. In addition to serving on our board of directors, Mr. Adams also serves on the board of directors of our parent and our wholly owned subsidiary, LBI Media, Inc. Mr. Adams’ aggregate fees for his services to us, our parent, and LBI Media has been included in this table. Mr. Adams receives an aggregate quarterly fee of $7,500 plus a meeting fee of $1,500 for each board meeting (other than telephonic meetings) he attends. However, Mr. Adams is only entitled to receive one meeting fee if the meetings of our board of directors and the board of directors of our parent and LBI Media are held jointly or consecutively. Mr. Adams attended three board meetings in 2008.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. Our board of directors is responsible for determining the compensation of our executive officers. Jose Liberman, our Chairman and President, Lenard Liberman, our Executive Vice President and Secretary, and Winter Horton, our Corporate Vice President, were directors for 2008 and participated with the rest of the board in determining the compensation of all executive officers for 2008. Otherwise, no executive officer of our company has served as a member of the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity that has or has had one or more executive officers who served as a member of our board of directors during the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We are a wholly owned subsidiary of our parent, Liberman Broadcasting, Inc. The following table sets forth information as of March 30, 2009 with respect to the beneficial ownership of Class A common stock and Class B common stock of our parent by (i) our directors, (ii) our named executed officers (as described above under “Item. 11 Executive Compensation—Compensation Discussion and Analysis”) and (iii) our directors and executive officers as a group.

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

The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of the stockholders of our parent. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Holders of such shares of our parent’s Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Our parent had 113.29783 shares and 178.07139 shares of Class A and Class B common stock, respectively, outstanding on March 30, 2009.

	Class A Common Stock		Class B Common Stock		% of Total Economic Interest	% of Total Voting Power
Name and Address of Stockholder (1)	Number	%	Number	%
Jose Liberman (2)	(2)	(2)	58.51258	32.9%	20.1%	30.9%
Lenard Liberman (3)	(3)	(3)	119.55881	67.1	41.0	63.1
Wisdom Lu	—	—	—	—	—	—
Winter Horton	—	—	—	—	—	—
William G. Adams	—	—	—	—	—	—
Bruce A. Karsh (4)	75.28824	66.5%	—	—	25.8	4.0
Terence M. O’Toole (5)	37.27864	32.9%	—	—	12.8	2.0
All directors and executive officers as a group (7 persons)	112.5669	99.4%	178.07139	100.0	99.7	100.0

(1)	The address of the persons and entities listed on the table is c/o LBI Media Holdings, Inc., 1845 West Empire Avenue, Burbank CA 91504.
(2)	Represents shares of Class B common stock held by Mr. Jose Liberman in his capacity as trustee of the Liberman Trust dated 11/07/02. Holders of such shares of our Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Further, Class B shares will automatically be converted, whether by sale, assignment gift or otherwise, whether voluntarily or involuntarily, to Class A common shares under certain circumstances set forth in Liberman Broadcasting’s Restated Certificate of Incorporation.
(3)	Holders of such shares of our Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Further, Class B shares will automatically be converted, whether by sale, assignment gift or otherwise, whether voluntarily or involuntarily, to Class A common shares under certain circumstances set forth in Liberman Broadcasting’s Restated Certificate of Incorporation.
(4)	Represents an aggregate of 75.28824 shares of Class A common stock held by OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Principal Opportunities Fund IV AIF (Delaware), L.P. and OCM Opps Broadcasting, LLC (collectively, the “Oaktree Group”). Mr. Karsh has sole voting and dispositive power of the shares held by the Oaktree Group. Mr. Karsh disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(5)	Represents an aggregate of 37.27864 shares of Class A common stock held by Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. (collectively, the “Tinicum Group”). Mr. O’Toole is co-managing member of Tinicum Capital Partners II, L.P. and has sole voting and dispositive power of shares held by the Tinicum Group. Mr. O’Toole disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

For equity compensation plan information, refer to the information in “Item 11. Executive Compensation”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are not required to have, and do not have, an audit committee. Accordingly, our board of directors reviews and approves all related person transactions. Our board of directors has not adopted written procedures for review of, or standards for approval of, these transactions, but instead reviews such transactions on a case-by-case basis.

Executive Officer and Director Loans

As of December 31, 2008, we had outstanding loans, including accrued interest, aggregating $261,329 and $2,594,284 to Jose and Lenard Liberman, respectively, each of whom is an executive officer and beneficially owns shares of our stock, and $690,000 to Winter Horton, our Corporate Vice President and Director. The loans were for the personal use of Jose and Lenard Liberman and Winter Horton.

For Jose Liberman, we made loans of $146,590 and $75,000 on December 20, 2001 and July 29, 2002, respectively. During the year ended December 31, 2008 the largest aggregate amount of principal outstanding of these loans was $221,590. Jose Liberman did not pay us any principal or interest for the year ended December 31, 2008.

For Lenard Liberman, we made loans of $243,095, $32,000 and $1,916,563 on December 20, 2001, June 14, 2002 and July 9, 2002, respectively. During the year ended December 31, 2008 the largest aggregate amount of principal outstanding of these loans was $2,191,658. Lenard Liberman did not pay us any principal or interest for the year ended December 31, 2008.

Each of these loans bears interest at the alternative federal short-term rate published by the Internal Revenue Service for the month in which the advance was made, which rate was 2.48%, 2.91% and 2.84% for December 2001, June 2002 and July 2002, respectively. Each loan matures on the seventh anniversary of the date on which the loan was made, with the exception of the loans made in December 2001, which we extended for one year in 2008 to mature in December 2009.

For Winter Horton, loans of $30,000, $36,000, $349,000 and $275,000 were made to Mr. Horton on November 20, 1998, November 22, 2002, November 29, 2002 and April 8, 2006, respectively. Each of these loans were made prior to Mr. Horton’s election as our director in March 2007. During the year ended December 31, 2008, the largest aggregate principal amount outstanding of these loans was $690,000. Mr. Horton did not repay any principal or interest for the year ended December 31, 2008. The $30,000 loan does not bear interest and does not have a maturity date. Each of the other loans bears interest at 8.0% and the loans made on November 22, 2002, November 29, 2002 and April 8, 2006 mature on January 1, 2010, December 31, 2009 and December 31, 2009, respectively.

L.D.L. Enterprises, Inc.

Lenard Liberman is the sole shareholder of L.D.L. Enterprises, Inc., a mail order business. From time to time, we allow L.D.L. Enterprises to use, free of charge, unsold advertising time on our radio and television stations.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees related to services performed by Ernst & Young LLP and Deloitte & Touche LLP for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31,
	2008	2007
Audit fees	$443,000	$655,000
Audit-related fees	28,000	153,000
Tax fees	127,000	97,000
All other fees	—	—

Total	$598,000	$905,000

We do not have an audit committee. Our board of directors approved all services performed by Ernst & Young LLP. In December 2008, we dismissed Ernst & Young LLP as our principal accountant and appointed Deloitte & Touche LLP as our new principal accountant. Of the audit fees rendered for the year ended December 31, 2008, $300,000 were billed by Deloitte & Touche LLP.

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

The following financial statements of LBI Media Holdings, Inc. and report of independent auditors are included in Item 8 of this annual report and submitted in a separate section beginning on page F-1:

2.	Financial Statements Schedules

All required schedules are omitted because they are not applicable or the required information is shown in the financial statements or the accompanying notes.

3.	Exhibits

The exhibits filed as part of this annual report are listed in Item 15(b).

(b)	Exhibits.

The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (4)

3.2	Certificate of Ownership of Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.), dated July 9, 2002 (1)

3.3	Amended and Restated Bylaws of LBI Media Holdings, Inc. (4)

4.1	Indenture governing LBI Media Holdings’ 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Indenture, dated as of July 23, 2007, by and among LBI Media, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (5)

4.4	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of LBI Media Holdings, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of LBI Media Holdings, Inc. and its subsidiaries.

10.1	Promissory Note dated December 20, 2001 by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.2	Promissory Note dated December 20, 2001 by Jose Liberman in favor of LBI Media, Inc. (1)

10.3	Promissory Note dated June 14, 2002 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.4	Promissory Note dated July 9, 2002 issued by Lenard Liberman in favor of LBI Media, Inc. (1)

10.5	Promissory Note dated July 29, 2002 issued by Jose Liberman in favor of LBI Media, Inc. (1)

10.6	Authorization of Loan dated November 20, 1998 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)

10.7	Unsecured Promissory Note dated November 22, 2002 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)

10.8	Secured Promissory Note dated November 29, 2002 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)

10.9	Secured Promissory Note dated April 8, 2006 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)

10.10†%	Employment Agreement, dated as of December 18, 2002, by and between Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.) and Winter Horton, as amended by the Amendment to Employment Agreement dated as of May 17, 2004 (4)

10.11†	Employment Agreement, dated as of February 27, 2008, by and between Liberman Broadcasting, Inc. and Wisdom Lu (7)

10.12	Amended and Restated Credit Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (3)

10.13	First Amendment and Consent to Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among LBI Media, Inc., the guarantors party thereto, the lenders thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent (7)

10.14	Second Amendment to Amended and Restated Credit Agreement, dated as of July 23, 2007, by and among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent (5)

10.15	Amended and Restated Term Loan Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (3)

10.16	First Amendment and Consent to Amended and Restated Term Loan Agreement, dated as of March 16, 2007, among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent (7)

10.17	Investor Rights Agreement, dated as of March 30, 2007, by and among Liberman Broadcasting, Inc. and each of the stockholders of Liberman Broadcasting, Inc. listed on the signature pages thereto (4)

10.18	Amendment No. 1 to Investor Rights Agreement and Waiver, dated as of July 10, 2007, by and among Liberman Broadcasting, Inc., OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Opps Broadcasting, LLC, OCM Principal Opportunities Fund IV AIF (Delaware), L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P., and the existing shareholders listed on the signature pages thereto (6)

10.19	Asset Purchase Agreement, dated as of November 9, 2007, by and between Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, and R&R Radio Corporation, as seller (6)

10.20	Agreement Relating to Relocation and Purchase of KDES-FM, dated as of November 9, 2007, by and between Liberman Broadcasting of California LLC and Spectrum Scan-Idyllwild, LLC (6)

10.21	Asset Purchase Agreement, dated August 8, 2008, by and among KRCA Television LLC, KRCA License LLC and Latin America Broadcasting of Arizona, Inc. (8)

10.22	Asset Purchase Agreement, dated September 12, 2008, by and among Liberman Broadcasting of California LLC, LBI Radio License LLC, Sun City Communications, LLC and Sun City Licenses, LLC (9)

10.23†	Liberman Broadcasting, Inc. Stock Incentive Plan, dated December 12, 2008*

10.24†	Liberman Broadcasting, Inc. Stock Incentive Plan Stock Option Agreement dated December 12, 2008, by and between Liberman Broadcasting, Inc. and Wisdom Lu*

10.25†	Summary of Verbal Agreement for Director Compensation with William G. Adams*

21.1	Subsidiaries of LBI Media Holdings, Inc. (7)

23.1	Consent of Ernst & Young LLP*

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
%	Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(2)	Incorporated by reference to LBI Media Holdings’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission October 30, 2003, as amended (File No. 333-110122).

(3)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2006 (File No. 333-110122).
(4)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007 (File No. 333-110122).
(5)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-110122).
(6)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 (File No. 333-110122).
(7)	Incorporated by reference to LBI Media Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-110122).
(8)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008 (File No. 333-110122).
(9)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 (File No. 333-110122).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burbank, State of California, on March 31, 2009.

LBI MEDIA HOLDINGS, INC.

/s/ Wisdom Lu
Wisdom Lu
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose Liberman	Chairman, President and Director	March 31, 2009
Jose Liberman

/s/ Lenard D. Liberman	Executive Vice President, Secretary and	March 31, 2009
Lenard D. Liberman	Director

/s/ Wisdom Lu	Chief Financial Officer	March 31, 2009
Wisdom Lu

/s/ Winter Horton	Corporate Vice President and Director	March 31, 2009
Winter Horton

/s/ William G. Adams	Director	March 31, 2009
William G. Adams

/s/ Bruce A. Karsh	Director	March 31, 2009
Bruce A. Karsh

/s/ Terence M. O’Toole	Director	March 31, 2009
Terence M. O’Toole

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of LBI Media Holdings, Inc.

Burbank, California

We have audited the accompanying consolidated balance sheet of LBI Media Holdings, Inc. (the Company, a wholly owned subsidiary of Liberman Broadcasting, Inc.,) as of December 31, 2008, and the related consolidated statements of operations, stockholder’s (deficiency) equity, and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LBI Media Holdings, Inc. as of December 31, 2008 and the results of their operations and their cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

LBI Media Holdings, Inc.

We have audited the accompanying consolidated balance sheet of LBI Media Holdings, Inc. (the Company, a wholly owned subsidiary of Liberman Broadcasting, Inc.,) as of December 31, 2007, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LBI Media Holdings, Inc. at December 31, 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 9 to the consolidated financial statements, as of January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

/s/ Ernst & Young LLP

Los Angeles, California

March 31, 2008

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$450	$1,697
Accounts receivable (less allowances for doubtful accounts of $3,072 and $2,217, respectively)	18,244	17,780
Current portion of program rights, net	457	321
Amounts due from related parties	175	14
Current portion of notes receivable from related parties	457	449
Current portion of employee advances	744	81
Prepaid expenses and other current assets	1,862	1,166

Total current assets	22,389	21,508

Property and equipment, net	95,745	96,990
Broadcast licenses, net	292,343	382,574
Deferred financing costs, net	8,131	9,014
Notes receivable from related parties, excluding current portion	2,399	2,340
Employee advances, excluding current portion	888	1,127
Program rights, excluding current portion	738	228
Other assets	5,420	2,775

Total assets	$428,053	$516,556

Liabilities and stockholder’s (deficiency) equity
Current liabilities:
Cash overdraft	$395	$—
Accounts payable	4,414	3,739
Accrued liabilities	4,071	3,642
Accrued interest	9,633	8,701
Current portion of long-term debt	1,347	1,239

Total current liabilities	19,860	17,321
Long-term debt, excluding current portion	415,998	421,522
Fair value of interest rate swap	7,627	4,194
Deferred income taxes	23,691	49,515
Other liabilities	1,683	1,603

Total liabilities	468,859	494,155

Commitments and contingencies
Stockholder’s (deficiency) equity:
Common stock, $0.01 par value:
Authorized shares—1,000
Issued and outstanding shares—100	—	—
Additional paid-in capital	63,056	63,298
Accumulated deficit	(103,862)	(40,897)

Total stockholder’s (deficiency) equity	(40,806)	22,401

Total liabilities and stockholder’s (deficiency) equity	$428,053	$516,556

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net revenues	$117,705	$115,667	$107,966

Operating expenses:
Program and technical, exclusive of deferred (benefit) compensation of $0, $0 and $707, respectively, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses shown below	26,441	23,725	19,348

Promotional, exclusive of deferred (benefit) compensation, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses shown below	3,426	3,033	2,914

Selling, general and administrative, exclusive of deferred (benefit) compensation of $0, $(3,952) and $241, respectively, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses shown below	43,272	40,078	36,590

Deferred (benefit) compensation	—	(3,952)	948
Depreciation and amortization	10,013	9,006	7,079
Loss on sale and disposal of property and equipment	3,512	—	—
Impairment of broadcast licenses	91,740	8,143	2,844

Total operating expenses	178,404	80,033	69,723

Operating (loss) income	(60,699)	35,634	38,243
Gain (loss) on note purchases and redemptions	12,495	(8,776)	—
Interest expense, net of amounts capitalized	(36,993)	(37,100)	(31,487)
Interest rate swap expense	(3,433)	(2,410)	(1,784)
Equity in losses of equity method investment	(280)	—	—
Impairment of equity method investment	(160)	—	—
Interest income and other income (expense)	—	814	190

(Loss) income before provision for income taxes	(89,070)	(11,838)	5,162
Benefit from (provision for) income taxes	26,105	(48,661)	(70)

Net (loss) income	$(62,965)	$(60,499)	$5,092

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIENCY) EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholder’s Equity (Deficiency)
	Number of Shares	Amount
				(dollars in thousands)
Balances at December 31, 2005	100	$—	$16,865	$17,130	$33,995
Net income	—	—	—	5,092	5,092
Distributions to stockholders of Parent	—	—	—	(332)	(332)
Distributions to Parent	—	—	—	(1,501)	(1,501)

Balances at December 31, 2006	100	—	16,865	20,389	37,254
Net loss	—	—	—	(60,499)	(60,499)
FIN 48 adjustment	—	—	—	(787)	(787)
Distributions to Parent	—	—	(1,513)	—	(1,513)
Contributions from Parent	—	—	47,946	—	47,946

Balances at December 31, 2007	100	—	63,298	(40,897)	22,401
Net loss	—	—	—	(62,965)	(62,965)
Distributions to Parent	—	—	(242)	—	(242)

Balances at December 31, 2008	100	$—	$63,056	$(103,862)	$(40,806)

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Operating activities
Net (loss) income	$(62,965)	$(60,499)	$5,092
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,013	9,006	7,079
Impairment of broadcast licenses	91,740	8,143	2,844
Gain on note purchases	(12,495)	—	—
Accretion on senior discount notes	5,542	6,386	5,738
Amortization of discount on subordinated notes	251	105	—
Amortization of deferred financing costs	1,413	1,260	1,091
Write off of deferred financing costs	—	1,182	—
Amortization of program rights	593	565	781
Provision for doubtful accounts	1,906	1,376	1,330
Deferred (benefit) compensation	—	(3,952)	948
Impairment of equity method investment	160	—	—
Equity in losses of equity method investment	280	—	—
Interest rate swap expense	3,433	2,410	1,784
Loss on sale and disposal of property and equipment	3,512	—	—
Changes in operating assets and liabilities:
Cash overdraft	395	—	—
Accounts receivable	(2,370)	(1,660)	(2,800)
Deferred compensation payments	—	(4,377)	(1,627)
Program rights	(705)	—	13
Amounts due from related parties	(61)	11	221
Prepaid expenses and other current assets	(696)	198	(33)
Employee advances	(424)	59	—
Accounts payable	631	205	(638)
Accrued liabilities	455	(1,276)	2,810
Accrued interest	932	195	537
Deferred income taxes	(25,824)	48,640	9
Other assets and liabilities	59	(878)	243

Net cash provided by operating activities	15,775	7,099	25,422

Investing activities
Purchases of property and equipment	(12,752)	(13,702)	(16,582)
Deposit on purchase of property and equipment (including acquisition costs)	(1,627)	—	—
Acquisition of television and radio station property and equipment	(65)	(2,100)	(10,174)
Acquisition of broadcast licenses	(1,534)	(33,320)	(81,916)
Acquisition of other television and radio station assets, net (including amounts deposited into escrow and pre-acquisition costs)	(1,641)	(862)	(945)
Notes receivable issued	(100)	(304)	—
Net proceeds from sale of property and equipment	670	—	—
Investment in equity method investment (including acquisition costs)	(488)	—	—

Net cash used in investing activities	(17,537)	(50,288)	(109,617)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings	60,900	279,225	222,500
Payments of deferred financing costs	(529)	(4,791)	(1,943)
Payments on long-term debt and bank borrowings	(50,064)	(276,782)	(133,725)
Payments of amounts due to related parties	—	—	(1,800)
Distributions to stockholders of Parent	—	—	(332)
Purchases of senior discount notes	(9,550)	—	—
Contributions from Parent	—	47,946	—
Distributions to Parent	(242)	(2,213)	(801)

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net cash provided by financing activities	515	43,385	83,899

Net (decrease) increase in cash and cash equivalents	(1,247)	196	(296)
Cash and cash equivalents at beginning of year	1,697	1,501	1,797

Cash and cash equivalents at end of year	$450	$1,697	$1,501

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable:
Purchase of property and equipment	$(1,331)	$(1,172)	$(2,620)
Acquisition of broadcast licenses	(27)	(52)	(250)
Distributions to Parent	—	—	(700)
Cash paid for interest (net of amounts capitalized)	28,929	29,075	24,050
Cash paid for income taxes	215	41	40

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

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

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California, Texas, Arizona and Utah. In addition, the Company owns television production facilities that are used to produce programming for Company-owned television stations. The Company sells commercial airtime on its radio and television stations to local, regional and national advertisers. In addition, the Company has entered into time brokerage agreements with third parties for three of its radio stations.

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM, KEBN-FM and KRQB-FM radio stations serve the greater Los Angeles, California market (including Riverside/San Bernardino), its KQUE-AM, KJOJ-AM, KSEV-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM, KTNE-FM (formerly KIOX-FM) and KXGJ-FM radio stations serve the Houston, Texas market and its KNOR-FM, KZMP-AM, KTCY-FM, KZZA-FM, KZMP-FM and KBOC-FM radio stations serve the Dallas-Fort Worth, Texas market.

The Company’s television stations, KRCA, KSDX, KVPA, KZJL, KMPX, and KPNZ serve the Los Angeles, California, San Diego, California, Phoenix, Arizona, Houston, Texas, Dallas-Fort Worth, Texas and Salt Lake City, Utah markets, respectively.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash and equivalents, accounts receivable, accounts payable and accrued liabilities, and other similar items) approximate fair value due to the short-term nature of such instruments. The estimated fair value of LBI Media’s 2007 Senior Subordinated Notes (see Note 4), based on quoted market prices, was approximately $80.1 million and $220.2 million at December 31, 2008 and 2007, respectively, (carrying value of $225.4 million and $225.1 million as of December 31, 2008 and 2007, respectively). The estimated fair value of LBI Media Holdings’ Senior Discount Notes (see Note 4) was approximately $18.6 million and $62.3 million at December 31, 2008 and 2007, respectively (carrying values of $46.4 million and $62.9 million, respectively). The Company’s other long-term debt has variable interest rates or rates that the Company believes approximate current market rates and, accordingly, the carrying value is a reasonable estimate of its fair value.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the October 2007 Southern California wildfires, which burned down the Company’s broadcast facility for television station KSDX in San Diego, California, the carrying value of all assets associated with this broadcasting facility were written off (approximately $552,000). As such, the write off of these assets (net of insurance proceeds received) of approximately $302,000 is included in depreciation and amortization expense in the accompanying consolidated statements of operations. For the year ended December 31, 2007, the Company incurred approximately $321,000 in costs related to the restoration of this facility, which is included in property and equipment in the accompanying consolidated balance sheets. During the year ended December 31, 2008, the Company received an additional $159,000 in insurance proceeds relating to the damaged broadcast facility, which was recorded as a reduction in depreciation and amortization expense in the accompanying consolidated statements of operations. The Company resumed service for KSDX in January 2008.

In September 2008, Hurricane Ike caused substantial damage across the state of Texas. As a result of this hurricane, the Company sustained damage to its corporate office and broadcast facility in Houston and several of its tower and transmitter sites and recorded a charge of approximately $585,000 to write off the carrying value of all assets damaged by the hurricane. As such, the write-off of these assets is included in loss on sale and disposal of property and equipment in the accompanying consolidated statements of operations.

Interest cost is capitalized on individually significant projects during construction and approximated $34,000, $578,000 and $515,000 during the years ended December 31, 2008, 2007 and 2006, respectively. Capitalized interest in 2008 related to the construction of a new corporate office building and studio facility in Dallas. Capitalized interest in 2007 and 2006 related to the construction of several new radio tower and transmitter sites in Texas.

Broadcast Licenses

The Company’s indefinite-lived assets consist of its Federal Communications Commission (“FCC”) broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.7 million at December 31, 2008 and 2007.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), the Company no longer amortizes its broadcast licenses. The Company tests its broadcast licenses for impairment at least annually or when indicators of impairment are identified. The Company’s valuations principally use the discounted cash flow methodology, an income approach based on market revenue projections, and not company-specific projections, which assumes broadcast licenses are acquired and operated by a third party. This approach incorporates variables such as types of signals, media competition, audience share, market advertising revenue projections, anticipated operating margins and discount rates, without taking into consideration the station’s format or management capabilities. This method calculates the estimated present value that would be paid by a prudent buyer for the Company’s FCC licenses as new radio or television stations. If the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded.

The Company generally tests its broadcast licenses for impairment at the individual license level. However, the Company has applied the guidance of Emerging Issues Task Force Issue No. 02-07, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-07”), to certain of its broadcast licenses. EITF 02-07 states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. The Company aggregates broadcast licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company completed its annual impairment review of its broadcast licenses in the third quarters of 2008, 2007 and 2006 and conducted additional impairment reviews of the fair value of some of its broadcast licenses in the fourth quarters of 2008 and 2007, and the second quarter of 2006. The impairment charges in 2008 and 2007 resulted from market changes in estimates and assumptions which resulted in lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales. The following table sets forth the non-cash impairment charges recorded by the Company for the years ended December 31, 2008, 2007 and 2006:

Three months ended	Amount
(in millions)
March 31, 2006	$—
June 30, 2006	1.6
September 30, 2006	1.2
December 31, 2006	—
March 31, 2007	—
June 30, 2007	—
September 30, 2007	3.0
December 31, 2007	5.1
March 31, 2008	—
June 30, 2008	—
September 30, 2008	46.7
December 31, 2008	45.0

Barter Transactions

Included in the accompanying consolidated statements of operations are non-monetary transactions arising from the trading of advertising time for merchandise and services. Barter revenues and expenses are recorded at the fair market value of the goods or services received when the commercial is broadcast. The Company recognizes barter revenues when the commercial is broadcast. Barter expenses are recorded at the same time as barter revenue, which approximates the date the expenses were incurred. Barter revenue and expense, net, totaled $0.9 million, $1.1 million, and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Revenue Recognition

Broadcasting revenues from local, regional and national commercial advertising are recognized when the advertisements are broadcast. Revenues from renting airtime are recognized when such time is made available to the customer.

Income Taxes

Third party investors purchased shares of the Parent’s Class A common stock on March 30, 2007. As a result, the Parent no longer qualified as an “S Corporation.” Because LBI Media Holdings was deemed for tax purposes to be part of the Parent, LBI Media Holdings was no longer a “qualified Subchapter S subsidiary.” Therefore, the Company is included with the Parent in the filing of a consolidated federal income tax return and various state income tax returns as a C Corporation, and commencing March 31, 2007, the Company’s taxable income became subject to a combined federal and state income tax rate of approximately 39% for periods after March 30, 2007.

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

Prior to March 31, 2007 the Company was a “qualified Subchapter S subsidiary” for federal and California income tax purposes. As such, the Company was deemed to be part of its Parent, an “S Corporation,” for tax purposes, and the taxable income or loss of the Company arising prior to that date was required to be reported by the stockholders of the Parent on their respective federal and state income tax returns. California assesses a 1.5% tax on all “S Corporations” subject to certain minimum taxes. Texas does not recognize Subchapter S status and, prior to January 1, 2007, assessed a tax on individual legal entities in an amount equal to the greater of either (i) 4.5% of earned surplus or (ii) 0.25% of taxable capital. In May 2006, the State of Texas enacted a new business tax that is imposed on the Company’s Texas gross margin to replace the State’s prior tax regime described above. The new legislation became effective date on January 1, 2008, and therefore the Company’s first Texas Margins Tax (“TMT”) return was based on its 2007 operations. The TMT is approximately 1.0% of the gross margin apportioned to Texas. Additionally, as a result of certain asset acquisitions in 2007 and 2008, the Company became subject to Utah and Arizona state taxes subsequent to the respective acquisition dates.

The Company may be audited by the Internal Revenue service and various state tax authorities. Disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company periodically evaluates its exposures associated with tax filing positions and, while it believes its positions comply with applicable laws, may record liabilities based upon estimates of the ultimate outcome of these matters and the guidance provided by the Financial Accounting Standards Board (“FASB”) in SFAS No. 109 (“FAS 109”), “Accounting for Income Taxes” and Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising costs are expensed as incurred. The accompanying consolidated statements of operations include advertising costs (included in promotional expenses) of approximately $0.0 million for the years ended December 31, 2008 and 2007, respectively, and $0.5 million for the year ended December 31, 2006.

Stock-Based Compensation

The Company accounts for stock-based compensation according to the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“FAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options under the Parent’s, Liberman Broadcasting, Inc.’s, Stock Incentive Plan based on estimated fair values. Services required under a certain employment agreement pursuant to which the options were granted are rendered to the Company. Accordingly, the Company reflects compensation expense related to the options in its financial statements.

FAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is reduced for estimated forfeitures and is recognized as expense over the requisite service periods in the consolidated statements of operations. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company selected the Black-Scholes option pricing model as the most appropriate method for determining the estimated fair value for stock-based awards. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions which determine the fair value of stock-based awards, including the option’s expected term, expected volatility of the underlying stock, risk-free rate, and expected dividends.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company sells broadcast time to a diverse customer base including advertising agencies and other direct customers. The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential losses and such losses have been within management’s expectations.

Derivative Instruments

Since November 2006, the Company has utilized a derivative instrument to hedge its exposure to interest rate risks. The Company records derivative instruments on the balance sheet as either assets or liabilities that are measured at their fair value under the provisions of SFAS No. 133 (“FAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, as amended. FAS 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met, in which case, changes in fair value are deferred to accumulated other comprehensive income and reclassified into earnings when the underlying transaction affects earnings. The interest rate swap effective at December 31, 2008 did not meet the requirements for hedge accounting treatment at its inception and, accordingly, changes in its fair value are included in current period earnings as interest rate swap income or expense in the accompanying consolidated statement of operations.

Comprehensive Income

The Company reports comprehensive operations in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 established standards for the reporting and display of comprehensive income.

Components of comprehensive (loss) income include net (loss) income, foreign currency translation adjustments and gains or losses associated with investments available for sale (if any). As the Company did not have any foreign currency translation adjustments or gains or losses associated with investments in available for sale securities, there were no differences between net (loss) income and comprehensive (loss) income for any of the periods presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which will be the Company’s fiscal year 2009. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of FAS 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The statement provisions effective as of January 1, 2008 did not have a material effect on the Company’s results of operations, financial position or cash flows. The Company is currently evaluating what impact, if any, the adoption of the remaining provisions will have on its results of operations, financial position or cash flows.

In addition, in February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure certain financial assets and liabilities and any changes in fair value are recognized in earnings. This statement was effective on January 1, 2008. The Company did not elect the fair value option upon adoption of FAS 159.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R also changes the accounting for the treatment of acquisition related transaction costs. FAS 141R is effective beginning January 1, 2009. The Company has evaluated the provisions of FAS 141R and determined that the impact to its results of operations, financial position and cash flows will be a charge of approximately $0.4 million, which relates to the write-off of pre-acquisition costs for certain asset purchases that did not close prior to December 31, 2008 (see Note 2).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. FAS 160 is effective beginning January 1, 2009. The Company is currently evaluating what impact, if any, the adoption of FAS 160 will have on its financial position, results of operations and cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures for derivative and hedging activities. FAS 161 is effective beginning January 1, 2009. The Company is currently evaluating what impact, if any, the adoption of FAS 161 will have on its financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating what impact, if any, the adoption of FSP 142-3 will have on its financial statements.

2. Acquisitions

In December 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, as buyers, consummated the acquisition of selected assets of television station KVPA-LP, licensed to Phoenix, Arizona, from Latin America Broadcasting of Arizona, Inc., as seller, pursuant to an asset purchase agreement entered into in August 2008. The aggregate purchase price was approximately $1.4 million, including acquisition costs of approximately $0.1 million, and was paid primarily in cash. The assets acquired included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the television station, and (ii) transmission and other broadcast equipment used to operate the television station. The Company allocated the purchase price as follows:

(in thousands)
Broadcast licenses	$1,326
Property and equipment	65

$1,391

In November 2008, KRCA Television LLC and KRCA License LLC, as buyers, entered into an asset purchase agreement with Venture Technologies Group, LLC, as seller, pursuant to which the buyers agreed to acquire selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from the seller. The selected assets include, among other things, licenses and permits authorized by the FCC for or in connection with the operation of the station. The total purchase price will be $6.0 million in cash, subject to certain adjustments, of which $0.6 million has been deposited into escrow. As of December 31, 2008, the Company had incurred approximately $0.2 million in acquisition costs related to this proposed acquisition. Such amount is included in other assets in the accompanying consolidated balance sheets. Consummation of the acquisition is subject to regulatory approval from the FCC and to other customary closing conditions.

In September 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC (“LBI California”) and LBI Radio License LLC (“LBI Radio”), as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers (collectively, “Sun City”), pursuant to which the buyers had agreed to acquire certain assets of radio station KVIB-FM, 95.1 FM, licensed to Phoenix, Arizona, from the sellers. Those assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was to be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million has been deposited into escrow as of December 31, 2008. Such amount is included in other assets in the accompanying consolidated balance sheets.

In December 2008, the Company submitted a formal notice to Sun City to terminate the asset purchase agreement, as a result of a material adverse event which the Company believes has occurred since the parties entered into the agreement. As such, the company wrote-off approximately $0.3 million in pre-acquisition costs related to this proposed acquisition. Such charge is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company expects to recoup the $0.8 million escrow deposit once the agreement has been formally terminated.

In November 2007, KRCA Television LLC and KRCA License LLC, as buyers, consummated the acquisition of selected assets of television station KPNZ-TV, licensed to Ogden, Utah, from Utah Communications, LLC, as seller, pursuant to an asset purchase agreement entered into in May 2007. The aggregate purchase price was approximately $10.5 million, including acquisition costs of approximately $0.5 million, and was paid in cash primarily through borrowings under the 2006 Revolver (see Note 4). The assets acquired included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the television station, (ii) broadcast and other television studio equipment used to operate the station, and (iii) other related assets. The Company allocated the purchase price as follows:

(in thousands)
Broadcast licenses	$7,979
Property and equipment	1,765
Other assets	779

$10,523

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also in November 2007, LBI California and LBI Radio, as buyers, entered into an asset purchase agreement with R&R Radio Corporation, as seller, pursuant to which the buyers have agreed to acquire the selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. As of December 31, 2008 and 2007, respectively, the Company had incurred approximately $0.2 million and $0.1 million in acquisition costs, respectively, related to this proposed acquisition. Such costs are included in other assets in the accompanying consolidated balance sheets. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) transmitter and other broadcast equipment used to operate the station. The Company intends to change the location of KDES-FM from Palm Springs, California to Redlands, California.

The aggregate purchase price will be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million has been deposited in escrow as of December 31, 2008 and 2007. The Company will pay $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC (“Spectrum Scan”). As a condition to the Company’s purchase of the assets from the seller, LBI California has entered into an agreement with Spectrum Scan whereby it will pay $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan is conditioned on the completion of the purchase of the assets from the seller. If we receive final FCC approval and the purchase of KDES-FM is not completed, the Company must pay a $0.5 million fee to Spectrum Scan. Consummation of the acquisition is subject to regulatory approval from the FCC, including consent to the relocation of KDES-FM from Palm Springs, California to Redlands, California, and to other customary closing conditions.

In September 2007, LBI California and LBI Radio, as buyers, consummated the acquisition of the selected assets of radio station KWIE-FM (currently known as KRQB-FM), 96.1 FM, licensed to San Jacinto, California, from KWIE, LLC, KWIE Licensing LLC and Magic Broadcasting, Inc., as sellers, pursuant to an asset purchase agreement dated in July 2007. The aggregate purchase price was approximately $25.2 million, including acquisition costs of approximately $0.2 million, and was paid in cash primarily through borrowings under the 2006 Revolver. The assets acquired included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the radio station and (ii) broadcast and other studio equipment used to operate the station. The Company allocated the purchase price as follows:

(in thousands)
Broadcast licenses	$24,830
Property and equipment	335

$25,165

In November 2006, the Company completed its acquisition of the selected assets of five radio stations: KTCY-FM, licensed to Azle, TX, KZZA-FM, licensed to Muenster, TX, KZMP-FM, licensed to Pilot Point, TX, KZMP-AM, licensed to University Park, TX, and KBOC-FM, licensed to Bridgeport, TX, pursuant to an asset purchase agreement dated in August 2006, as amended in November 2006. The aggregate purchase price was approximately $93.3 million, including acquisition costs of approximately $0.8 million, and was paid in cash primarily through borrowings under the 2006 Revolver (see Note 4). The Company has changed the format and customer base of most of the acquired stations. The Company allocated the purchase price as follows:

(in thousands)
Broadcast licenses	$82,216
Property and equipment	10,174
Intangible assets and other, net	945

$93,335

3. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2008	2007
	(in thousands)
Land	$15,558	$15,677
Buildings and building improvements	30,235	31,130
Antennae, towers and transmitting equipment	55,630	58,453
Studio and production equipment	24,558	22,690
Record and tape libraries	1,198	1,099
Computer equipment and software	3,476	3,243
Office furnishings and equipment	3,527	2,994
Automobiles	1,977	1,859
Leasehold improvements	—	40
Construction in progress	5,819	—

Total	141,978	137,185
Less accumulated depreciation	(46,233)	(40,195)

Total property and equipment	$95,745	$96,990

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2008	2007
	(in thousands)
2006 Revolver due 2012	$26,650	$24,500
2006 Term Loan due 2012	116,900	108,075
Senior Subordinated Notes due 2017	225,356	225,106
Senior Discount Notes due 2013	46,383	62,885
2004 Empire Note	2,056	2,195

	417,345	422,761
Less current portion	(1,347)	(1,239)

	$415,998	$421,522

LBI Media’s 2006 Revolver and 2006 Term Loan

In May 2006, LBI Media refinanced its then existing senior secured credit facility with a $110.0 million senior term loan credit facility (as amended by the term loan commitment increase in January 2008, the “2006 Term Loan”) and a $150.0 million senior revolving credit facility (the “2006 Revolver”, and together with the 2006 Term Loan, the “2006 Senior Credit Facilities”). The 2006 Revolver includes a $5.0 million swing line subfacility and allows for letters of credit up to the lesser of $5.0 million and the available remaining revolving commitment amount. In January 2008, LBI Media increased its senior term loan facility by $10.0 million. LBI Media has the option to request its existing or new lenders under the 2006 Term Loan and under the 2006 Revolver to increase the aggregate amount of the 2006 Senior Credit Facilities, by an additional $40.0 million; however, its existing and new lenders are not obligated to do so. The increases under the 2006 Senior Credit Facilities, taken together, cannot exceed $50.0 million in the aggregate (including the $10.0 million increase in January 2008).

LBI Media must pay 0.25% of the principal amount of the 2006 Term Loan each quarter (or $275,000 per quarter) plus 0.25% of amounts borrowed in connection with the term loan increase (or $25,000 per quarter), and 0.25% of any additional principal amount incurred in the future under the 2006 Term Loan. There are no scheduled reductions of commitments under the 2006 Revolver.

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for the $10.0 million increase in the Term Loan that occurred in January 2008 ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Revolver and 2006 Term Loan bore interest at rates between 1.96% and 4.25%, including the applicable margin, at December 31, 2008.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. At December 31, 2008, LBI Media was in compliance with all such covenants.

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

LBI Media’s Senior Subordinated Notes due 2017

In July 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8 1/2% Senior Subordinated Notes due 2017 (the “2007 Senior Subordinated Notes”). The 2007 Senior Subordinated Notes were sold at 98.350% of the principal amount, resulting in gross proceeds of approximately $225.0 million. All of LBI Media’s subsidiaries provide full and unconditional joint and several guarantees of the 2007 Senior Subordinated Notes.

The 2007 Senior Subordinated Notes bear interest at a rate of 8.5% per annum. Interest payments are made on a semi-annual basis each February 1 and August 1, and commenced on February 1, 2008. The 2007 Senior Subordinated Notes will mature in August 2017.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below) earlier than one year prior to the stated maturity of the Senior Discount Notes unless such indebtedness is (i) unsecured, and (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. At December 31, 2008, LBI Media was in compliance with all such covenants.

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

Senior Discount Notes due 2013

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the notes, cash interest did not accrue and was not payable on the notes prior to October 15, 2008 and instead the value of the notes had been increased each period until it equaled $68.4 million on October 15, 2008; such accretion (approximately $5.5 million, $6.4 million and $5.7 million for the years ended December 31, 2008, 2007 and 2006, respectively) is recorded as additional interest expense by LBI Media Holdings. After October 15, 2008, cash interest began to accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15.

In the fourth quarter of 2008, LBI Media Holdings purchased approximately $22.0 million aggregate principal amount of its Senior Discount Notes in various open market transactions at a weighted average purchase price of 43.321% of the principal amount. The total consideration paid (including accrued interest) was approximately $9.9 million. As a result of these transactions, the Company recorded a noncash gain of approximately $12.5 million, which is included in gain (loss) on note purchases and redemptions in the accompanying consolidated financial statements.

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limits LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of December 31, 2008, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the 2007 Senior Subordinated Notes.

LBI Media’s 2004 Empire Note

In July 2004, Empire issued an installment note for approximately $2.6 million (the “2004 Empire Note”) and used the proceeds to repay its former mortgage note. The 2004 Empire Note bears interest at the rate of 5.52% per annum and is payable in monthly principal and interest payments of approximately $21,000 through maturity in July 2019. The borrowings under the 2004 Empire Note are secured primarily by all of Empire’s real property.

Scheduled Debt Repayments

As of December 31, 2008, the Company’s long-term debt had scheduled repayments for each of the next five years as follows

(in thousands)
2009	$1,347
2010	1,355
2011	1,364
2012	140,124
2013	46,566
Thereafter	226,589

$417,345

The above table does not include projected interest payments the Company may ultimately pay. Prior to the termination and payoff of the debt of the Parent (including redemption of the warrants) in March 2007, interest payments and scheduled repayments relating to the debt of the Parent (including redemption of the warrants) were not included in the Company’s financial statements pursuant to SEC guidelines. The debt of the Parent, which was repaid in full in March 2007, is described in more detail below.

Parent Subordinated Notes

In March 2001, the Parent entered into an agreement whereby in exchange for $30.0 million, it issued junior subordinated notes (the “Parent Subordinated Notes”) and warrants to the holders of the Parent Subordinated Notes to initially acquire 14.02 shares (approximately 6.55%) of the Parent’s common stock at an initial exercise price of $0.01 per share. Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. The Parent Subordinated Notes bore interest at 9% per year and interest was not payable until maturity.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2007, third party investors purchased shares of the Parent’s Class A common stock from the Parent and the stockholders of the Parent. A portion of the net proceeds received by the Parent were used to repay in full the Parent Subordinated Notes and to redeem all of the related warrants to purchase shares of LBI Holdings I’s (predecessor in interest to the Parent) common stock.

The Parent Subordinated Notes were to be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $0.3 million and $1.0 million for the years ended December 31, 2007 and 2006, respectively) was recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants were stated at fair value each reporting period with subsequent changes in fair value being recorded as interest expense.

Interest Rate Swap

In connection with the issuance of the 2006 Senior Credit Facilities, in July 2006, the Company entered into a fixed-for-floating interest rate swap to hedge the underlying interest rate risk on the expected outstanding balance of the 2006 Term Loan over time. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 5.56% on the $80.0 million notional amount and receives payments based on LIBOR. This swap fixes the interest rate at 7.31% (including the applicable margin) and terminates in November 2011.

The Company accounts for its interest rate swap in accordance with FAS 133 and its related interpretations. This interest rate swap essentially fixes the interest rate at the percentage noted above. However, changes in the fair value of the interest rate swap for each reporting period have been recorded in interest rate swap expense in the accompanying consolidated statements of operations, because the interest rate swap does not qualify for hedge accounting.

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

The fair value of the Company’s interest rate swap was a liability of $7.6 million and $4.2 million at December 31, 2008 and 2007, respectively. The fair value of the interest rate swap represents the present value of the expected future cash flows estimated to be received from or paid to a marketplace participant of the instrument. It is valued using inputs including broker dealer quotes, adjusted for non-performance risk, based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy.

5. Commitments and Contingencies

Leases

The Company leases the land, tower and/or studio space for certain stations under noncancelable operating leases that expire at various times through 2029, with some having renewal options, generally for one to five years. Rental expenses under these agreements totaled approximately $2.3 million, $2.0 million and $1.9 million during the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases, consist of the following at December 31, 2008:

(in thousands)
2009	$1,974
2010	1,703
2011	1,617
2012	1,322
2013	1,097
Thereafter	10,438

$18,151

Deferred Compensation

LBI California and the Parent have entered into employment agreements with certain employees. Services required under the employment agreements are rendered to the Company. Accordingly, the Company has reflected amounts due under the employment agreements in its financial statements. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” (as defined in the applicable employment agreement) of the Parent over certain base amounts (“Incentive Compensation”). There are two components of Incentive Compensation: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures. The time vesting component is accounted for over the vesting periods specified in the employment agreements. Performance based amounts are accounted for at the time it is considered probable that the performance measures will be attained. Any Incentive Compensation amounts due are required to be paid within thirty days after the date the “net value” of the Parent is determined.

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

Until the “net value” of the Parent has been determined by appraisal as of each valuation date, the Company evaluates and estimates the deferred compensation liability under these employment agreements. As a part of the calculation of this Incentive Compensation, the Company uses the income and market valuation approaches to estimate the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Each employee negotiated the base amount at the time the employment agreement was entered into. The estimated vested and unpaid amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense (benefit) is shown as deferred compensation in the accompanying consolidated statements of operations; and related cash payments are shown as deferred compensation payments in the accompanying consolidated statements of cash flows.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008 and 2007, there was only one employment agreement which contained an Incentive Compensation component. During year ended December 31, 2007, the company satisfied its obligations under certain employment agreements that had December 31, 2006 “net value” determination dates with an aggregate cash payment of approximately $4.4 million, which was approximately $4.0 million less than the amounts accrued as of December 31, 2006. During the year ended December 31, 2006, the Company satisfied its obligations under an employment agreement that had a December 31, 2005 “net value” determination date with an aggregate cash payment of approximately $1.6 million. The remaining employment agreement has a “net value” determination date of December 31, 2009, and as of December 31, 2008, the Company estimated that this employee had not vested in any unpaid Incentive Compensation.

Litigation

In June 2005, eight former employees of LBI California filed suit in Los Angeles County Superior Court alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI California. The complaint alleged, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under the California Business and Professions Code. Plaintiffs sought to recover, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and their attorneys’ fees. In June 2007, two former employees of LBI California filed another suit in Los Angeles County Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current employees of LBI California. The complaint alleged, among other things, violations of California labor laws with respect to providing meal and rest breaks. Plaintiffs sought, among other relief, unspecified liquidated and general damages, declaratory, equitable and injunctive relief, and attorneys’ fees.

In July 2007, LBI California entered into a settlement agreement with class action representatives to settle these lawsuits. While LBI California denied the allegations in both lawsuits, it agreed to the final settlement of both actions to avoid significant legal fees, other expenses and management time that would have to be devoted to the two litigation matters. The final settlement provided for a payment of $469,000 (including attorneys’ fees and costs and administrative fees) and was approved by the court in January 2008. During the first nine months of 2007, the Company recorded a litigation reserve of approximately $825,000 related to this matter, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company reduced the total litigation reserve by $356,000 in the fourth quarter of 2007, reflecting the final settlement.

In consideration of the settlement payment, the plaintiffs in both cases agreed to dismiss the two class actions with prejudice and to release all known and unknown claims arising out of or relating to such claims. Because the settlement has received court approval, the settlement has become effective and binding on the parties.

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) related to royalties due to BMI in the amount of approximately $1.1 million. As of December 31, 2008, the Company had reserved approximately $0.6 million related to this dispute. In February 2009, the Company submitted its third formal offer to settle all amounts due related to all disputed matters with BMI totaling approximately $0.6 million. It is the Company’s position that the remaining portion of the total disputed amounts is attributable primarily to billings related to the Company’s time-brokered and simulcast stations, as well as other differences, for which the Company was improperly billed. BMI has yet to respond to the Company’s third offer, and therefore, the parties are continuing their discussions.

In 2008, the Company also began negotiations with the American Society of Composers, Authors and Publishers (“ASCAP”) related to royalties owed to ASCAP. In September 2008, the Company submitted a formal offer and paid $0.8 million to ASCAP which represented settlement of all music license fees owed to date. Although no formal settlement agreement was obtained from ASCAP, the Company believes that the matter had been satisfactorily resolved. The settlement resulted in a charge of $0.1 million, which is included in programming and technical expenses in the accompanying consolidated statement of operations for the year ended December 31, 2008.

The Company is subject to pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

6. Related Party Transactions

The Company had approximately $3.0 million and $2.8 million due from stockholders of the Parent and from affiliated companies at December 31, 2008 and 2007, respectively. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loan due from the stockholders of the Parent bear interest at the applicable federal rate and mature through December 2009. Additionally, at the direction of the stockholders of the Parent, the Company made loans and advances to certain religious and charitable organizations totaling approximately $0.4 million, including accrued interest through the year ended December 31, 2006. In 2006, the stockholders of the Parent determined that the Company would not collect on these loans and advances. As a result, $0.4 million, was charged as a charitable contribution, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations for the year ended December 31, 2006. In 2008, the Company made an additional loan of approximately $0.1 million to a certain religious organization, which is payable upon demand. Such loan is included in amounts due from related parties in the accompanying consolidated balance sheets.

The Company also had approximately $690,000 due from one if its executive officers and directors at December 31, 2008 and 2007, respectively, which is included in employee advances in the accompanying consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2010.

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

The Company accounts for its investment in PortalUno using the equity method under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). In accordance with APB 18, during the third quarter of 2008, the Company recorded a charge of $160,000 due to an other-than-temporary decline in the estimated fair value of PortalUno. The decline in fair value was due to the overall decline in market conditions facing the U.S. economy. Such charge is included in impairment of equity method investment in the accompanying consolidated statements of operations.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed financial information has not been provided because the operations are not considered to be significant.

In December 2008, stockholders of the Parent and one of the Company’s executive officers purchased approximately $1.2 million aggregate principal of the Senior Discount Notes in various open market transactions. The weighted average price of the notes purchased was 41.250% of principal.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations.

7. Defined Contribution Plan

In 1999, the Company established a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make nonforfeitable contributions of up to 60% of their annual salary, including commissions, up to the maximum IRS allowable amount. The Company is allowed to contribute a discretionary amount to the 401(k) Plan. For the years ended December 31, 2008, 2007 and 2006, the Company made no discretionary contributions to the 401(k) Plan.

8. Equity Incentive Plan

In December 2008, the stockholders of the Parent adopted the Liberman Broadcasting, Inc. Stock Incentive Plan (the “Plan”). Grants of equity under the Plan are made to employees who render services to the Company. Accordingly, the Company reflects compensation expense related to the options in its financial statements. The Plan allows for the award of up to 14.568461 shares of the Parent’s Class A common stock and awards under the Plan may be in the form of incentive stock options, nonqualified stock options, restricted stock awards or stock awards. The Plan is administered by the Board of Directors. The Board of Directors determines the type, number, vesting requirements and other features and conditions of such awards.

As of December 31, 2008, the only option grant has been to one of the Company’s executive officers, pursuant to an employment agreement entered into in February 2008. The options have a contractual term of ten years from the date of the grant and vest over 5 years. Given the late adoption of the Plan in the Company’s fiscal year (December 12, 2008), stock compensation expense for the year then ended was insignificant and therefore was not recorded in the accompanying consolidated statements of operations.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. For the awards, the Company recognizes compensation expense using a straight-line amortization method. Expected volatilities are based on historical volatility of the Company’s publicly-traded competitors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the option is estimated using the “simplified” method as provided in SEC Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB No. 107”). Under this method, the expected life equals the arithmetic average of the vesting term and the original contractual term of the options. The risk-free rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. When estimating forfeitures, the Company considers voluntary termination behavior.

Valuation Assumptions

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for each respective period:

2008
Expected term	7.5 years
Dividends to common stockholders	None
Risk-free interest rate	2.60%
Expected volatility	67%

The weighted average grant date fair value using the Black-Scholes option pricing model was approximately $90,000 per share. Unamortized compensation as of December 31, 2008 was approximately $195,000, which will be amortized over the expected term of 7.5 years.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options Activity

A summary of the status of the Company’s stock options, as of December 31, 2008 and changes during the fiscal year ended December 31, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2007	—	$—
Granted	2	1,368,083
Exercised	—	—
Forfeited	—	—

Outstanding at December 31, 2008	2	$1,368,083	$—	10.0

Exercisable at December 31, 2008	—	$—	$—	—
Expected to vest at December 31, 2008	2	$1,368,083	$—	10.0

During fiscal year 2008, no stock options had vested nor did any expire.

9. Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations. Management uses operating income before deferred (benefit) compensation, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses as its measure of profitability for purposes of assessing performance and allocating resources.

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Net revenues:
Radio operations	$66,694	$61,239	$51,394
Television operations	51,011	54,428	56,572

Consolidated net revenues	$117,705	$115,667	$107,966

Operating expenses, excluding deferred (benefit) compensation, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses:
Radio operations	$34,617	$30,766	$24,494
Television operations	38,522	36,070	34,358

Consolidated operating expenses, excluding deferred (benefit) compensation, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses	$73,139	$66,836	$58,852

Operating income before deferred (benefit) compensation, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses:
Radio operations	$32,077	$30,473	$26,899
Television operations	12,489	18,358	22,215

Consolidated operating income before deferred (benefit) compensation, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses	$44,566	$48,831	$49,114

Deferred (benefit) compensation:
Radio operations	$—	$(3,952)	$948
Television operations	—	—	—

Consolidated deferred (benefit) compensation	$—	$(3,952)	$948

Depreciation and amortization expense:
Radio operations	$5,099	$4,057	$2,862
Television operations	4,914	4,949	4,217

Consolidated depreciation and amortization expense	$10,013	$9,006	$7,079

Loss on sale and disposal of property and equipment:
Radio operations	$1,361	$—	$—
Television operations	2,151	—	—

Consolidated loss on sale and disposal of property and equipment	$3,512	$—	$—

Impairment of broadcast licenses:
Radio operations	$60,340	$8,143	$1,244
Television operations	31,400	—	1,600

Consolidated impairment of broadcast licenses	$91,740	$8,143	$2,844

Operating (loss) income:
Radio operations	$(34,723)	$22,225	$21,845
Television operations	(25,976)	13,409	16,398

Consolidated operating (loss) income	$(60,699)	$35,634	$38,243

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Total assets:
Radio operations	$266,040	$318,554	$295,338
Television operations	134,771	172,542	162,803
Corporate	27,242	25,460	23,922

Consolidated total assets	$428,053	$516,556	$482,063

Reconciliation of operating (loss) income before deferred (benefit) compensation, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses to (loss) income before income taxes:

Operating income before deferred (benefit) compensation, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses:	$44,566	$48,831	$49,114
Deferred benefit (compensation)	—	3,952	(948)
Depreciation and amortization	(10,013)	(9,006)	(7,079)
Loss on sale and disposal of property and equipment	(3,512)	—	—
Impairment of broadcast licenses	(91,740)	(8,143)	(2,844)
Interest expense	(36,993)	(37,100)	(31,487)
Interest rate swap expense	(3,433)	(2,410)	(1,784)
Gain (loss) on note purchases and redemptions	12,495	(8,776)	—
Equity in losses of equity method investment	(280)	—	—
Impairment of equity method investment	(160)	—	—
Interest and other (loss) income	—	814	190

(Loss) income before income taxes	$(89,070)	$(11,838)	$5,162

10. Income Taxes

Third party investors purchased shares of the Parent’s Class A common stock from the Parent and the stockholders of the Parent on March 30, 2007. As a result, the Parent no longer qualified as an “S corporation.” Because LBI Media Holdings was deemed for income tax purposes to be part of the Parent, LBI Media Holdings was no longer a “qualified subchapter S subsidiary.” Therefore, the Company files income tax returns as a C Corporation. Accordingly, the Company’s taxable income is subject to a combined federal and state income tax rate of approximately 39% for periods after March 30, 2007.

Commencing March 31, 2007, the Company is included with its Parent in the filing of a consolidated federal income tax return and various state income tax returns. With regard to the consolidated filings, the members of the consolidated group presently allocate tax expenses among the members, as if they were not included in the consolidated return (i.e., “stand alone” basis), to the entity responsible for generating the corresponding tax liability. Accordingly, the amount of federal and state income taxes currently payable is calculated and paid on a “stand alone” basis. Therefore, the Company remits to its Parent only those taxes that would be due if the Parent were the taxing authority (e.g. Internal Revenue Service). Any deferred income taxes are accounted for in the financial statements of the Company.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. As a result of the loss of its S corporation status, the Company recorded a one-time non-cash charge of approximately $46.8 million in 2007 to adjust its deferred tax accounts. The charge is included in the benefit from (provision for) income taxes in the accompanying consolidated statements of operations. The Company’s deferred tax liabilities as of December 31, 2008 and 2007 were approximately $23.7 million and $49.5 million, respectively, and result primarily from book and tax basis differences of the Company’s indefinite-lived intangible assets that, for tax purposes, are amortized over fifteen years.

At December 31 of each respective year, the (benefit from) provision for income taxes consisted of the following:

	As of December 31,
	2008	2007	2006
	(in thousands)
Current federal	$—	$—	$—
Current state	(281)	21	(142)

Total current income taxes	(281)	21	(142)

Deferred federal	(23,470)	42,570	—
Deferred state	(2,354)	6,070	212

Total deferred income taxes	(25,824)	48,640	212

Total income tax (benefit) expense	$(26,105)	$48,661	$70

The following is a reconciliation of total income tax (benefit) expense to income taxes computed by applying the statutory federal income tax rate of 35% to (loss) income before income tax (benefit) expense for the years ended December 31, 2008 and 2007. No reconciliation is provided for the year ended December 31, 2006 as the Company was an S Corporation and not subject to federal taxes at the entity level.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2008	2007
	(in thousands)
Income tax benefit computed at the federal statutory rate	$(31,167)	$(4,143)
Federal deferred taxes upon conversion to a C corporation	—	41,136
Change in valuation allowance for amortization of intangible assets	9,755	3,688
Post S corporation valuation allowance	—	3,721
State income taxes	(3,077)	3,958
Pretax loss as an S Corporation	—	380
Other	(1,616)	(79)

Total income tax (benefit) expense	(26,105)	48,661

As of December 31, 2008, the Company had approximately $35.0 million and $21.1 million, respectively, of accumulated federal and state net operating losses. The federal net operating losses can be carried forward and applied to offset taxable income for 20 years and any unused portion of these net operating losses will expire from 2027 through 2028. With the exception of California, the state net operating losses can be carried forward and applied to offset taxable income for 10 years and any unused portion of these net operating losses will expire in 2018. In 2008, California changed its carryforward period from 10 to 20 years for any net operating losses generated on or after January 1, 2008. As such, unused portion of the accumulated net operating loss as of December 31, 2007 will expire in 2017 and the unused portion of the 2008 net operating loss will expire in 2028.

The following table outlines the principal components of deferred tax assets and liabilities at December 31 of each respective year:

	As of December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$13,467	$8,332
Interest rate swap expense	2,924	—
Accretion on Senior Discount Notes	2,705	1,865
Other	1,618	979

Total deferred tax assets	20,714	11,176

Deferred tax liabilities:
Amortization of intangible assets	(23,691)	(49,515)
Depreciation	(840)	(1,057)

Total deferred tax liabilities	(24,531)	(50,572)

	(3,817)	(39,396)
Valuation allowance	(19,874)	(10,119)

Net deferred tax liabilities	$(23,691)	$(49,515)

A valuation allowance is provided when it is believed to be more likely than not that some portion, or all, of the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reserve for 100% of the net deferred tax assets and a net deferred tax liability for its indefinite-lived intangible assets. The total change in the valuation allowance was $9.8 million, $9.6 million, and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect adjustment, as a result of a change in accounting principle, reduced beginning retained earnings by approximately $787,000 ($654,000 to record unrecognized tax benefits and $133,000 of the related accrued interest). The Company’s policy is to recognize interest related to unrecognized tax benefits (“UTB”) and penalties as additional income tax expense.

A reconciliation of the beginning and ending amounts of UTB for the year ended December 31, 2008 is as follows:

Balance at January 1, 2007	$996,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(303,000)
Settlements	—

Balance at December 31, 2007	693,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(351,000)
Settlements	—

Balance at December 31, 2008	$342,000

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2008 and 2007, respectively, the Company recognized approximately $351,000 and $303,000 of these UTB due to the expiration of the statute of limitations and, accordingly, the effective tax rate was reduced. Accrued interest at December 31, 2008 and 2007, related to UTB was approximately $101,000 and $182,000, respectively. Approximately $28,000 and $38,000 of accrued interest related to unlapsed UTB is included in benefit from (provision for) income taxes for the years ended December 31, 2008 and 2007, respectively. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years prior to 2005 and 2004, respectively. As a result of the expiration of the statute of limitations in certain jurisdictions, it is reasonably possible that the accrual for the above discussed UTB for tax positions taken in previously filed tax returns will be decreased by approximately $342,000 over the next twelve months. Notwithstanding the adjustments discussed above, the Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns. Additionally, the Company believes that its accruals for tax liabilities are adequate for all years open to income tax examinations based on an assessment of many factors including past experience, past examinations by taxing authorities and interpretations of tax law applied to the facts of each matter. However, if recognized, the $443,000 in UTB (including accrued interest) will increase the Company’s effective tax rate.

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

	As of December 31,
	2008	2007
	(in thousands)
Condensed Balance Sheet Information:
Assets
Deferred financing costs	$947	$1,142
Investment in subsidiaries	15,645	84,141
Other assets	3	3

Total assets	$16,595	$85,286

Liabilities and stockholder’s (deficiency) equity
Accrued interest	$1,093	$—
Interest due to subsidiary	26	—
Long term debt	46,383	62,885
Notes payable to subsidiary	9,899

Total liabilities	57,401	62,885

Stockholder’s (deficiency) equity:
Common stock	—	—
Additional paid-in capital	63,056	63,298
Accumulated deficit	(103,862)	(40,897)

Total stockholder’s (deficiency) equity	(40,806)	22,401

Total liabilities and stockholder’s (deficiency) equity	$16,595	$85,286

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Condensed Statement of Operations Information:
Income:
(Loss) equity in earnings of subsidiaries	$(68,251)	$(53,912)	$11,034
Gain on note purchases	12,495	—	—
Expenses:
Interest expense	(7,209)	(6,587)	(5,938)

(Loss) income before income taxes	(62,965)	(60,499)	5,096
Provision for income taxes	—	—	(4)

Net (loss) income	$(62,965)	$(60,499)	$5,092

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Condensed Statement of Cash Flows Information:
Cash flows (used in) provided by operating activities:
Net (loss) income	$(62,965)	$(60,499)	$5,092
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in losses (earnings) of subsidiaries	68,251	53,912	(11,034)
Amortization of deferred financing costs	197	197	201
Accretion on discount notes	5,542	6,386	5,737
Gain on note purchases	(12,495)
Other assets and liabilities, net	1,118	4	4
Distributions from subsidiaries	245	2,167	801

Net cash (used in) provided by operating activities	(107)	2,167	801
Cash flows provided by (used in) financing activities:
Contribution to subsidiaries	—	(47,900)	—
Contribution from Parent	—	47,946	—
Purchase of senior discount notes	(9,550)	—	—
Loan from subsidiary	9,899	—	—
Distributions to Parent	(242)	(2,213)	(801)

Net cash provided by (used in) financing activities	107	(2,167)	(801)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

12. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2008, 2007 and 2006:

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
	(in thousands)
2008:
Allowance for doubtful accounts	$2,217	$1,906	$—	$(1,051)	$3,072

2007:
Allowance for doubtful accounts	$1,954	$1,376	$—	$(1,113)	$2,217

2006:
Allowance for doubtful accounts	$1,393	$1,330	$373	$(1,142)	$1,954