Form 10-Q
period 2009-03-31
LBI MEDIA HOLDINGS INC
filed 2009-05-15
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2009, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$328	$450
Accounts receivable (less allowances for doubtful accounts of $3,182 as of March 31, 2009 and $3,072 as of December 31, 2008)	15,923	18,244
Current portion of program rights, net	398	457
Amounts due from related parties	180	175
Current portion of notes receivable from related parties	460	457
Current portion of employee advances	728	744
Prepaid expenses and other current assets	1,640	1,862

Total current assets	19,657	22,389
Property and equipment, net	96,513	95,745
Broadcast licenses, net	240,880	292,343
Deferred financing costs, net	7,767	8,131
Notes receivable from related parties, excluding current portion	2,412	2,399
Employee advances, excluding current portion	941	888
Program rights, excluding current portion	2,975	738
Other assets	5,119	5,420

Total assets	$376,264	$428,053

Liabilities and stockholder’s deficiency
Current liabilities:
Cash overdraft	$1,596	$395
Accounts payable	3,225	4,414
Accrued liabilities	4,476	4,071
Accrued interest	6,171	9,633
Current portion of long-term debt	1,349	1,347

Total current liabilities	16,817	19,860
Long-term debt, excluding current portion	423,777	415,998
Fair value of interest rate swap	7,291	7,627
Deferred income taxes	6,251	23,691
Other liabilities	1,711	1,683

Total liabilities	455,847	468,859

Commitments and contingencies

Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares — 1,000
Issued and outstanding shares — 100	—	—
Additional paid-in capital	63,064	63,056
Accumulated deficit	(142,647)	(103,862)

Total stockholder’s deficiency	(79,583)	(40,806)

Total liabilities and stockholder’s deficiency	$376,264	$428,053

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2009	2008
Net revenues	$21,809	$26,407
Operating expenses:
Program and technical, exclusive of depreciation and amortization shown below	4,876	6,079
Promotional, exclusive of depreciation and amortization shown below	455	442
Selling, general and administrative, exclusive of depreciation and amortization shown below	10,720	10,727
Depreciation and amortization	2,473	2,483
Impairment of broadcast licenses	51,466	—

Total operating expenses	69,990	19,731

Operating (loss) income	(48,181)	6,676
Interest expense, net of amounts capitalized	(8,278)	(9,149)
Interest rate swap income (expense)	336	(2,668)
Equity in losses of equity method investment	(38)	—
Interest and other income	27	32

Loss before benefit from (provision for) income taxes	(56,134)	(5,109)
Benefit from (provision for) income taxes	17,349	(2,543)

Net loss	$(38,785)	$(7,652)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(38,785)	$(7,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,473	2,483
Impairment of broadcast licenses	51,466	—
Equity in losses of equity method investment	38	—
Stock-based compensation	8	—
Amortization of deferred financing costs	364	362
Amortization of discount on subordinated notes	67	62
Amortization of program rights	143	136
Accretion on senior discount notes	—	1,691
Interest rate swap (income) expense	(336)	2,668
Provision for doubtful accounts	297	245
Changes in operating assets and liabilities:
Cash overdraft	1,201	773
Accounts receivable	2,024	5
Program rights	(2,321)	(1,160)
Amounts due from related parties	(5)	(19)
Prepaid expenses and other current assets	222	20
Employee advances	(37)	(130)
Accounts payable	(868)	(954)
Accrued liabilities	415	(473)
Accrued interest	(3,462)	(5,285)
Deferred income taxes	(17,440)	2,381
Other assets and liabilities	400	806

Net cash used in operating activities	(4,136)	(4,041)

Investing activities
Purchases of property and equipment	(3,572)	(2,190)
Deposits on purchases of property and equipment	(125)	—
Acquisition of broadcast licenses	(3)	—
Acquisition costs	—	(98)

Net cash used in investing activities	(3,700)	(2,288)

Financing activities
Proceeds from bank borrowings	15,700	20,300
Payments on bank borrowings	(7,986)	(14,709)
Payments of deferred financing costs	—	(455)
Distributions to Parent	—	(2)

Net cash provided by financing activities	7,714	5,134

Net decrease in cash and cash equivalents	(122)	(1,195)
Cash and cash equivalents at beginning of period	450	1,697

Cash and cash equivalents at end of period	$328	$502

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable:
Purchases of property and equipment	$(1,010)	$(499)

Acquisition costs	$—	$(18)

Deferred financing costs	$—	$(45)

Cash paid during the period for:
Interest	$11,316	$12,300

Income taxes	$1	$47

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

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance and purchase of a portion of its senior discount notes (see Note 5) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends and distributions from its subsidiaries, which are subject to restrictions by LBI Media’s senior credit facilities and the indenture governing the senior subordinated notes issued by LBI Media (see Note 5). Parent-only condensed financial information of LBI Media Holdings on a stand-alone basis has been presented in Note 12.

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California, Arizona, Texas and Utah. In addition, the Company owns television production facilities that are used to produce programming for its owned and affiliated television stations. The Company sells commercial airtime on its radio and television stations to local, regional and national advertisers. In addition, the Company has entered into time brokerage agreements with third parties for three of its radio stations.

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

The Company’s television stations, KRCA, KSDX, KVPA, KZJL, KMPX and KPNZ serve the Los Angeles, California, San Diego, California, Phoenix, Arizona, Houston, Texas, Dallas-Fort Worth, Texas, and Salt Lake City, Utah markets, respectively.

The Company’s television studio facilities in Burbank, California, Houston, Texas, and Dallas, Texas, are owned and operated by its indirect, wholly owned subsidiaries, Empire Burbank Studios LLC (“Empire”), Liberman Television of Houston LLC and Liberman Television of Dallas LLC, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of LBI Media Holdings and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which is the Company’s fiscal year ending December 31, 2009. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of FAS 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.

FAS 157 establishes a new framework for measuring fair value and expands related disclosures. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets and liabilities that can be assessed at measurement date.

Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2009 and December 31, 2008, respectively, the fair values of the Company’s financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
		(In thousands)
As of March 31, 2009
Liabilities subject to fair value measurement:
Interest rate swap (a)	$7,291	$—	$7,291	$—

Total	$7,291	$—	$7,291	$—

As of December 31, 2008
Liabilities subject to fair value measurement:
Interest rate swap (a)	$7,627	$—	$7,627	$—

Total	$7,627	$—	$7,627	$—

(a)	Based on London Interbank Offered Rate (“LIBOR”). See “Interest Rate Swap” in Note 5.

Certain assets and liabilities are measured at fair value on a non-recurring basis. This means that certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are the Company’s radio and television broadcast licenses that are written down to fair value when they are determined to be impaired.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2009, each major category of assets and liabilities measured at fair value on a non-recurring basis during the period is categorized as follows:

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
		(In thousands)
As of March 31, 2009
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$240,880	$—	$—	$240,880	$(51,466)

Total	$240,880	$—	$—	$240,880	$(51,466)

As of December 31, 2008, the total recorded carrying value of broadcasting licenses was approximately $292.3 million. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), and in connection with its interim impairment testing performed for asset values as of March 31, 2009, the carrying values for several of the Company’s radio and television broadcasting licenses were written down to their estimated fair values, resulting in a total broadcast license carrying value of approximately $240.9 million as of March 31, 2009. The broadcast license write-downs resulted in an impairment charge of approximately $51.5 million, which is recorded as impairment of broadcast licenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 3 “Broadcast Licenses”.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R also changes the accounting for the treatment of acquisition related transaction costs. FAS 141R became effective and the Company adopted the provisions of FAS141R on January 1, 2009. As such, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009 include a charge of approximately $0.4 million, which relates to the write-off of pre-acquisition costs for certain asset purchases that did not close prior to December 31, 2008 (see Note 6).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. FAS 160 is effective beginning January 1, 2009. The adoption of FAS 160 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures for derivative and hedging activities. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items effect and entity’s financial position, financial performance and cash flows. FAS 161 was adopted on January 1, 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). The provisions

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of FSP 157-4 will be effective for the Company beginning April 1, 2009. FSP 157-4 provides additional guidance on how to determine the fair value of assets and liabilities under FAS 157. The Company is currently evaluating the potential impact of FSP FAS 157-4 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”). FSP 107-1 and APB 28-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require these disclosures in all interim financial statements. The provisions of FSP 107-1 and APB 28-1 will be effective for the Company beginning April 1, 2009. The Company is currently evaluating the potential impact of FSP 107-1 and APB 28-1 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (“FSP 115-2” and “FSP 124-2”). FSP 115-2 and FSP 124-2 incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The provisions of FSP 115-2 and FSP 124-2 will be effective for the Company beginning April 1, 2009. The Company is currently evaluating the potential impact of FSP 115-2 and FSP 124-2 on the Company’s consolidated financial statements.

3. Broadcast Licenses

The Company’s indefinite-lived assets consist of its Federal Communications Commission (“FCC”) broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.7 million at March 31, 2009 and December 31, 2008.

In accordance with FAS 142, the Company no longer amortizes its broadcast licenses. The Company tests its broadcast licenses for impairment at least annually or when indicators of impairment are identified. The Company’s valuations principally use the discounted cash flow methodology, an income approach based on market revenue projections, and not company-specific projections, which assumes broadcast licenses are acquired and operated by a third party. This approach incorporates several variables including, but not limited to, types of signals, media competition, audience share, market advertising revenue projections, anticipated operating margins, capital expenditures and discount rates that are based on the weighted average costs of capital for the broadcasting markets in which the Company operates, without taking into consideration the station’s format or management capabilities. This method calculates the estimated present value that would be paid by a prudent buyer for the Company’s FCC licenses as new radio or television stations. If the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded.

The Company generally tests its broadcast licenses for impairment at the individual license level. However, the Company has applied the guidance of Emerging Issues Task Force Issue No. 02-07, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-07”), to certain of its broadcast licenses. EITF 02-07 states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. Accordingly, the Company aggregates broadcast licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

As a result of the continued slowdown in the U.S. advertising market, that resulted in further revenue declines beyond levels assumed in the Company’s 2008 annual and year end impairment testing, the Company conducted an additional review of the fair value of some of its broadcast licenses in the first quarter of 2009. Based on its evaluation, the Company determined that several of its radio and television broadcast licenses were impaired and recorded an impairment charge of approximately $51.5 million to reduce the net book value of these broadcast licenses to their estimated fair market values. The impairment charge resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales. As no impairment indicators were noted during the three months ended March 31, 2008, no such impairment review was conducted during that period.

Below are key assumptions used in the income approach model for estimating asset fair values for the impairment testing performed December 31, 2008 and March 31, 2009.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Radio Broadcasting Licenses	December 31, 2008	March 31, 2009
Discount Rate	11.2%	11.9%
2009 Market Growth Rate Range	(6.0)% - (10.3)%	(10.0)% - (15.0)%
Out-year Market Growth Rate Range	2.0% - 3.7%	0.6% - 1.8%
Market Share Range (1)	0.7% - 2.6%	0.6% - 2.6%
Operating Profit Margin Range (1)	27.4% - 32.2%	26.3% - 32.2%

Television Broadcasting Licenses	December 31, 2008	March 31, 2009
Discount Rate	10.8%	12.1%
2009 Market Growth Rate Range	(6.5)% - (7.5)%	(8.5)% - (15.0)%
Out-year Market Growth Rate Range	2.6% - 3.2%	0.4% - 2.2%
Market Share Range (1)	0.2% - 11.4%	0.2% - 11.8%
Operating Profit Margin Range (1)	29.2% - 37.2%	27.7% - 35.0%

(1)	Excludes first year of operations.

4. Program Rights

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. Prior to January 1, 2009, television production costs for all programs were charged to operating expense as incurred based on the Company’s estimate that the useful lives of all of these programs did not exceed one year. Beginning January 1, 2009, the Company determined that certain of its television programs have demonstrated the ability to generate gross revenues beyond the current fiscal year, and therefore, television production costs for these programs are charged to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe have a useful life beyond the current fiscal year are expensed as incurred. The adoption impact of the change in estimate of the useful life for certain television programs was a reduction in program and technical expenses of approximately $2.3 million during the three months ended March 31, 2009.

Acquired television program rights are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the succeeding year and program rights payable due within one year are classified as current assets and current liabilities, respectively.

5. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
2006 Revolver due 2012	$34,700	$26,650
2006 Term Loan due 2012	116,600	116,900
2007 Senior Subordinated Notes due 2017	225,423	225,356
Senior Discount Notes due 2013	46,383	46,383
2004 Empire Note due 2019	2,020	2,056

	425,126	417,345
Less current portion	(1,349)	(1,347)

	$423,777	$415,998

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

LBI Media’s 2006 Revolver and 2006 Term Loan

In May 2006, LBI Media refinanced its then existing senior secured revolving credit facility with a $110.0 million senior term loan credit facility (as amended by the term loan commitment increase in January 2008, the “2006 Term Loan”) and a $150.0 million senior revolving credit facility (the “2006 Revolver”, and together with the 2006 Term Loan, the “2006 Senior Credit Facilities”). The 2006 Revolver includes a $5.0 million swing line sub-facility and allows for letters of credit up to the lesser of $5.0 million and the available remaining revolving commitment amount. In January 2008, LBI Media increased its senior term loan credit facility by $10.0 million. LBI Media has the option to request its existing or new lenders under the 2006 Term Loan and the 2006 Revolver to increase the aggregate amount of the 2006 Senior Credit Facilities by an additional $40.0 million; however, its existing and new lenders are not obligated to do so. The increases under the 2006 Senior Credit Facilities, taken together, cannot exceed $50.0 million in the aggregate (including the $10.0 million increase in January 2008).

LBI Media must pay 0.25% of the original principal amount of the 2006 Term Loan each quarter (or $275,000 per quarter) plus 0.25% of amounts borrowed in connection with the term loan increase (or $25,000 per quarter), and 0.25% of any additional principal amount incurred in the future under the 2006 Term Loan. There are no scheduled reductions of commitments under the 2006 Revolver.

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the original principal amount of the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for the $10.0 million increase in the principal amount of the 2006 Term Loan ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Revolver and 2006 Term Loan bore interest at rates between 2.02% and 4.25%, including the applicable margin, at March 31, 2009.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. At March 31, 2009, LBI Media was in compliance with all such covenants. Under the 2006 Revolver, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement) on and after the fiscal quarter ended June 30, 2009.

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

LBI Media may redeem the 2007 Senior Subordinated Notes at any time on or after August 1, 2012 at redemption prices specified in the indenture governing its 2007 Senior Subordinated Notes, plus accrued and unpaid interest. At any time prior to August 1, 2012, LBI Media may redeem some or all of its 2007 Senior Subordinated Notes at a redemption price equal to a “make whole” amount as set forth in the indenture governing the 2007 Senior Subordinated Notes. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the 2007 Senior Subordinated Notes with the net proceeds of certain equity offerings completed on or prior to August 1, 2010 at a redemption price of 108.5% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the applicable redemption date.

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

The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below) earlier than one year prior to the stated maturity of the Senior Discount Notes unless such indebtedness is (i) unsecured, and (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. At March 31, 2009, LBI Media was in compliance with all such covenants.

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

Senior Discount Notes due 2013

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The Senior Discount Notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest did not accrue and was not payable on the notes prior to October 15, 2008 and instead the value of the notes had increased each period until it equaled $68.4 million on October 15, 2008; such accretion (approximately $1.7 million for the three months ended March 31, 2008) was recorded as additional interest expense by LBI Media Holdings. After October 15, 2008, cash interest began to accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15.

In the fourth quarter of 2008, LBI Media Holdings purchased approximately $22.0 million aggregate principal amount of its Senior Discount Notes in various open market transactions at a weighted average purchase price of 43.321% of the principal amount.

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limits LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of March 31, 2009, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the 2007 Senior Subordinated Notes.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Debt Repayments

As of March 31, 2009, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

(in thousands)
Remainder of 2009	$1,011
2010	1,356
2011	1,364
2012	148,174
2013	46,566
Thereafter	226,655

$425,126

The above table does not include projected interest payments the Company may ultimately pay.

Interest Rate Swap

The Company uses an interest rate swap to manage interest rate risk associated with its variable rate borrowings. In connection with the issuance of the 2006 Senior Credit Facilities, in July 2006, the Company entered into a fixed-for-floating interest rate swap to hedge the underlying interest rate risk on the expected outstanding balance of the 2006 Term Loan over time. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 5.56% on the $80.0 million notional amount and receives payments based on LIBOR. This swap fixes the interest rate at 7.31% (including the applicable margin) and terminates in November 2011.

The Company accounts for its interest rate swap in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“FAS 133”), and its related interpretations. As noted above, the effect of the interest rate swap is to fix the interest rate on the Company’s variable rate borrowings at 7.31% (including the applicable margin). However, changes in the fair value of the interest rate swap for each reporting period have been recorded in interest rate swap income (expense) in the accompanying condensed consolidated statements of operations because the interest rate swap does not qualify for hedge accounting.

The fair value of the interest rate swap agreement at each balance sheet date was as follows (unaudited, in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	March 31, 2009	December 31, 2008
Interest rate swap agreement	Other long-term liabilities	$7.3	$7.6

The following table presents the effect of the interest rate swap agreement on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 (unaudited, in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain (Loss)	Three-Month Period Ended March 31, 2009	Three-Month Period Ended March 31, 2008
Interest rate swap agreement	Interest rate swap (income) expense	$0.3	$(2.7)

The Company measures the fair value of its interest rate swap on a recurring basis pursuant to FAS 157. As described in Note 2, FAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are: Level 1, defined as inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes this swap contract as Level 2.

As a result of the adoption of FAS 157, the Company modified the assumptions used in measuring the fair value of its interest rate swap. Specifically, the Company now includes the impact of its own credit risk on the interest rate swap measured at fair value under FAS 157. Counterparty credit risk adjustments are applied to the valuation of the interest rate swap, if necessary. Not all counterparties have the same credit risk, so the counterparty’s credit risk is considered in order to estimate the fair value of such an item. Bilateral or “own” credit risk adjustments are applied to the Company’s own credit risk when valuing derivatives measured at fair value. Credit adjustments consider the estimated future cash flows between the Company and its counterparty under the terms of the instruments and affect the credit risk on the valuation of those cash flows.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s interest rate swap was a liability of $7.3 million and $7.6 million at March 31, 2009 and December 31, 2008, respectively. The fair value of the interest rate swap represents the present value of the expected future cash flows that are estimated to be received from or paid to a marketplace participant of the instrument. It is valued using inputs such as broker dealer quotes and adjusted for non-performance risk, which are based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy.

Interest Paid and Capitalized

The total amount of interest paid (net of amounts capitalized) was approximately $11.3 million and $12.3 million for the three months ended March 31, 2009 and 2008, respectively. Interest is capitalized on individually significant construction projects during the construction period and was approximately $28,000 and $0, during the three months ended March 31, 2009 and 2008, respectively. Capitalized interest in 2009 relates to the construction of a new corporate office building and broadcast studio facility in Dallas, Texas.

6. Acquisitions

In December 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC (“KRCA TV”) and KRCA License LLC (“KRCA License”), as buyers, consummated the acquisition of selected assets of television station KVPA-LP, licensed to Phoenix, Arizona, from Latin America Broadcasting of Arizona, Inc., as seller, pursuant to an asset purchase agreement entered into in August 2008. The aggregate purchase price was approximately $1.4 million, including acquisition costs of approximately $0.1 million, and was paid in cash. The assets acquired included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the television station, and (ii) transmission and other broadcast equipment used to operate the television station. The Company allocated the purchase price as follows:

(in thousands)
Broadcast licenses	$1,329
Property and equipment	65

$1,394

In November 2008, KRCA TV and KRCA License, as buyers, entered into an asset purchase agreement with Venture Technologies Group, LLC, as seller, pursuant to which the buyers agreed to acquire selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from the seller. The selected assets include, among other things, licenses and permits authorized by the FCC for or in connection with the operation of the station. The total purchase price will be $6.0 million in cash, subject to certain adjustments, of which $0.6 million has been deposited into escrow. As a result of the adoption of FAS 141R on January 1, 2009, the Company wrote-off approximately $0.2 million in pre-acquisition costs related to this proposed acquisition. Such amount is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Consummation of the acquisition is subject to regulatory approval from the FCC and to other customary closing conditions.

In September 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC (“LBI California”) and LBI Radio License LLC (“LBI Radio”), as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers (collectively, “Sun City”), pursuant to which the buyers had agreed to acquire certain assets of radio station KVIB-FM, 95.1 FM, licensed to Phoenix, Arizona, from the sellers. Those assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was to be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million had been deposited into escrow as of March 31, 2009 and December 31, 2008. Such amount is included in other assets in the accompanying condensed consolidated balance sheets. In December 2008, the Company submitted a formal notice to Sun City to terminate the asset purchase agreement as a result of a material adverse event that the Company believes has occurred since entering into the asset purchase agreement. The Company expects to recoup the $0.8 million escrow deposit once the agreement has been formally terminated.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2007, LBI California and LBI Radio, as buyers, entered into an asset purchase agreement with R&R Radio Corporation, as seller, pursuant to which the buyers have agreed to acquire the selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. As a result of the adoption of FAS 141R on January 1, 2009, the Company wrote-off approximately $0.2 million in pre-acquisition costs related to this proposed acquisition. Such amount is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) transmitter and other broadcast equipment used to operate the station. The Company intends to change the location of KDES-FM from Palm Springs, California to Redlands, California.

The aggregate purchase price will be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million has been deposited in escrow. Such escrow amount is included in other assets in the accompanying condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008. The Company will pay $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC (“Spectrum Scan”). As a condition to the Company’s purchase of the assets from the seller, LBI California has entered into an agreement with Spectrum Scan whereby it will pay $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan is conditioned on the completion of the purchase of the assets from the seller. If the Company receives final FCC approval and the purchase of KDES-FM is not completed, the Company must pay a $0.5 million fee to Spectrum Scan. Consummation of the acquisition is subject to regulatory approval from the FCC, including consent to the relocation of KDES-FM from Palm Springs, California to Redlands, California, and to other customary closing conditions.

7. Commitments and Contingencies

Deferred Compensation

The Parent has entered into employment agreements with certain employees. Services required under the employment agreements are rendered to the Company. Accordingly, the Company has reflected amounts due under the employment agreements in its financial statements. In addition to annual compensation and other benefits, one agreement (the “Deferred Compensation Agreement”) provides the employee with the ability to participate in the increase of the “net value” (as defined in the Deferred Compensation Agreement) of the Parent over certain base amounts (“Incentive Compensation”). There are two components of Incentive Compensation: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures. The time vesting component is accounted for over the vesting period specified in the employment agreement. Performance based amounts are accounted for at the time it is considered probable that the performance measures will be attained. Any Incentive Compensation amounts due are required to be paid within thirty days after the date the “net value” of the Parent is determined.

The Deferred Compensation Agreement contains provisions, however, that allow for limited accelerated vesting in the event of a change in control of the Parent (as defined in the Deferred Compensation Agreement). Unless there is a change in control of the Parent (as defined in the Deferred Compensation Agreement), the “net value” (as defined in the Deferred Compensation Agreement) of the Parent will be determined as of December 31, 2009.

Until the “net value” of the Parent has been determined by appraisal as of such valuation date, the Company evaluates and estimates the deferred compensation liability under the Deferred Compensation Agreement. As a part of the calculation of this Incentive Compensation, the Company uses the income and market valuation approaches to estimate the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The base amount was negotiated at the time the Deferred Compensation Agreement was entered into.

As of March 31, 2009, the Company estimated that under the Deferred Compensation Agreement, the employee had not vested in any unpaid Incentive Compensation.

Litigation

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) related to royalties due to BMI in the amount of approximately $1.3 million. As of March 31, 2009, the Company had reserved approximately $0.8 million related to this dispute. After several previous attempts to settle the matter, in March 2009, the Company submitted another formal offer to settle a portion of the disputed amounts with BMI totaling approximately $0.4 million. It is the Company’s position that the remaining portion of the total disputed amounts is attributable primarily to billings related to the Company’s time-brokered and simulcast stations, as well as other differences, for which the Company was improperly billed. BMI has rejected the Company’s offer, and therefore, the parties are continuing their discussions.

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

8. Related Party Transactions

The Company had approximately $3.1 million and $3.0 million due from stockholders of the Parent and from affiliated companies at March 31, 2009 and December 31, 2008, respectively. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and mature through December 2009. In 2008, the Company made a loan of approximately $0.1 million to a certain religious organization at the request of a stockholder of the Parent, which is payable upon demand. Such loan is included in amounts due from related parties in the accompanying condensed consolidated balance sheets.

The Company also had approximately $690,000 due from one if its executive officers and directors at March 31, 2009 and December 31, 2008, which is included in employee advances in the accompanying condensed consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2010.

In April 2008, LBI California entered into a Purchase Agreement and an Investor’s Rights Agreement with PortalUno, Inc. (“PortalUno”) and Reivax Technology, Inc. (“Reivax”). Under these agreements, LBI California purchased shares of the Series A Preferred Stock of PortalUno representing 30% of the fully diluted capital stock of PortalUno. LBI California purchased the shares for $450,000, of which $425,000 was paid in cash and the remaining $25,000 of consideration was the cancellation of a $25,000 note in favor of LBI California. An employee of one of LBI Media Holdings’ indirect, wholly owned subsidiaries is an owner of Reivax, which holds the remaining ownership interest in PortalUno.

The Company accounts for its investment in PortalUno using the equity method under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. As such, the Company’s share of PortalUno’s net loss is included in equity in losses of equity method investment in the accompanying condensed consolidated statements of operations.

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

As of March 31, 2009, the only option grant under the Plan has been to one of the Company’s executive officers, which was made in December 2008, pursuant to such employee’s employment agreement. The options have a contractual term of ten years from the date of the grant and vest over 5 years. No new options were granted during the three months ended March 31, 2009.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions for expected term, dividends, risk-free interest rate and expected volatility. For the awards, the Company recognizes compensation expense using a straight-line amortization method. Expected volatilities are based on historical volatility of the Company’s publicly traded competitors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the option is estimated using the “simplified” method as provided in SEC Staff

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Bulletin No. 107 “Share-Based Payment”. Under this method, the expected life equals the arithmetic average of the vesting term and the original contractual term of the options. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. When estimating forfeitures, the Company considers voluntary termination behavior.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value using the Black-Scholes option pricing model was approximately $90,000 per share. Unamortized compensation as of March 31, 2009 was approximately $188,000 and is being amortized over the expected term of 7.5 years.

Stock-based compensation expense was approximately $8,000 and $0 for the three months ended March 31, 2009 and 2008, respectively.

The following is a summary of the Company’s stock options as of March 31, 2009:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at March 31, 2009	2	$1,368,083	$—	9.8
Exercisable at March 31, 2009	—	$—	$—	—
Expected to vest at March 31, 2009	2	$1,368,083	$—	9.8

During the three months ended March 31, 2009, no stock options had vested nor expired.

10. Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations. Management uses operating income or loss before stock-based compensation expense, depreciation and amortization and impairment of broadcast licenses as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net revenues:
Radio operations	$12,134	$13,695
Television operations	9,675	12,712

Consolidated net revenues	21,809	26,407

Operating expenses, excluding stock-based compensation expense, depreciation and amortization and impairment of broadcast licenses:
Radio operations	8,428	7,713
Television operations	7,615	9,535

Consolidated operating expenses, excluding stock-based compensation expense, depreciation and amortization and impairment of broadcast licenses:	16,043	17,248

Operating income before stock-based compensation expense, depreciation and amortization and impairment of broadcast licenses:
Radio operations	3,706	5,982
Television operations	2,060	3,177

Consolidated operating (loss) income before stock-based compensation expense, depreciation and amortization and impairment of broadcast licenses	5,766	9,159

Stock-based compensation expense:
Corporate	8	—

Stock-based compensation expense	8	—

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Depreciation and amortization expense:
Radio operations	1,258	1,251
Television operations	1,215	1,232

Consolidated depreciation and amortization expense	2,473	2,483

Impairment of broadcast licenses:
Radio operations	31,886	—
Television operations	19,580	—

Consolidated impairment of broadcast licenses	51,466	—
Operating (loss) income:
Radio operations	(29,438)	4,731
Television operations	(18,735)	1,945
Corporate	(8)	—

Consolidated operating (loss) income	$(48,181)	$6,676

Reconciliation of operating income before stock-based compensation expense, depreciation and amortization and impairment of broadcast licenses to loss before benefit from (provision for) income taxes:
Operating income before stock-based compensation expense, depreciation and amortization and impairment of broadcast licenses	$5,766	$9,159
Stock-based compensation expense	(8)	—
Depreciation and amortization	(2,473)	(2,483)
Impairment of broadcast licenses	(51,466)	—
Interest expense, net of amounts capitalized	(8,278)	(9,149)
Interest rate swap income (expense)	336	(2,668)
Equity in losses of equity method investment	(38)	—
Interest and other income	27	32

Loss before benefit from (provision for) income taxes	$(56,134)	$(5,109)

11. Income Taxes

During the three months ended March 31, 2009, the Company recorded a $51.5 million non-cash impairment charge to reduce the value of certain broadcast licenses. This impairment charge substantially reduced the Company’s deferred tax liability because the difference between the carrying value of the broadcast licenses for income tax purposes and the value for financial reporting purposes was substantially reduced. Accordingly, the Company recorded a benefit from income taxes for the three months ended March 31, 2009 of $17.3 million, as compared to a provision for income taxes of $2.5 million for the three months ended March 31, 2008. The deferred benefit from income taxes for the three months ended March 31, 2009 was $17.4 million, as compared to a deferred provision for income taxes of $2.4 million for the three months ended March 31, 2008.

The Company’s net deferred tax liabilities as of March 31, 2009 and December 31, 2008 were approximately $6.3 million and $23.7 million, respectively, and result primarily from book and tax basis differences of the Company’s indefinite-lived intangible assets. In addition to the deferred tax liability for its indefinite-lived intangible assets, the Company has net deferred tax assets for which it has provided a full valuation allowance. The valuation allowance on deferred taxes relates to future deductible temporary differences and net operating losses for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. As of March 31, 2009 and December 31, 2008, the net deferred tax asset and the related valuation allowance were approximately $24.0 million and $19.9 million, respectively.

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

Condensed Balance Sheet Information:

(in thousands)

	As of
	March 31, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Assets
Deferred financing costs	$896	$947
Investment in subsidiaries	—	15,645
Other assets	2	3

Total assets	$898	$16,595

Liabilities and stockholder’s deficiency
Accrued interest	$2,367	$1,093
Interest due to subsidiary	118	26
Long term debt	46,383	46,383
Notes payable to subsidiary	9,899	9,899
Losses in excess of investment in subsidiaries	21,714	—

Total liabilities	80,481	57,401

Stockholder’s deficiency:
Common stock	—	—
Additional paid-in capital	63,064	63,056
Accumulated deficit	(142,647)	(103,862)

Total stockholder’s deficiency	(79,583)	(40,806)

Total liabilities and stockholder’s deficiency	$898	$16,595

Condensed Statement of Operations Information:

(In thousands)

	Three Months Ended March 31,
	2009	2008
Loss:
Equity in losses of subsidiaries	$(37,367)	$(5,911)
Expenses:
Interest expense	(1,418)	(1,741)

Loss before provision for income taxes	(38,785)	(7,652)
Provision for income taxes	—	—

Net loss	$(38,785)	$(7,652)

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Flows Information:

(In thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows provided by operating activities:
Net loss	$(38,785)	$(7,652)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses of subsidiaries	37,367	5,911
Amortization of deferred financing costs	51	49
Accretion on senior discount notes	—	1,691
Other assets and liabilities, net	1,365	1
Distributions from subsidiaries	2	2

Net cash provided by operating activities	—	2
Cash flows used in financing activities:
Distributions to Parent	—	(2)

Net cash used in financing activities	—	(2)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K (File No. 333-110122). This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words “believe”, “expect”, “estimate”, “may”, “will”, “could”, “plan”, or “continue”, and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements.

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

We are also affiliated with certain television stations in Texas that serve the Harlingen-Weslaco-Brownsville-McAllen, El Paso, Waco-Temple and Jacksonville-Tyler-Longview markets, a television station in California that serves the San Francisco-Oakland-San Jose and Sacramento-Stockton-Modesto markets and a television station in Florida that serves the Miami-Fort Lauderdale market.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national advertising time on our radio and television stations and the sale of time to brokered or infomercial customers on our radio and television stations. Beginning in the third quarter of 2009, we also expect to generate advertising sales on our affiliated stations that will broadcast our “EstrellaTV” network programming. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations, and we generally do not obtain long-term commitments from our advertisers. As a result, our management team focuses on creating a diverse advertiser base, producing cost-effective, locally focused programming, providing creative advertising solutions for clients, executing targeted marketing campaigns to develop a local audience and implementing strict cost controls. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from agencies on local, regional and national advertising, and our net revenue reflects deductions from gross revenue for commissions to these agencies.

Our primary expenses are employee compensation, including commissions paid to our local and national sales staffs, promotion, selling, programming and engineering expenses, general and administrative expenses, and interest expense. Our programming expenses for television consist of amortization of capitalized costs related to the production of original programming content, production of local newscasts and, to a lesser extent, the amortization of programming content acquired from other sources. Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. We may need to pursue one or more alternative strategies in the future to meet our debt obligations, such as refinancing or restructuring our indebtedness, selling equity securities or selling assets.

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

Acquisitions

In December 2008, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, consummated the acquisition of selected assets of low-power television station KVPA-LP, Channel 42, licensed to Phoenix Arizona, from Latin America Broadcasting of Arizona, Inc., pursuant to an asset purchase agreement entered into by the parties in August 2008. The total purchase price of approximately $1.4 million (including acquisition costs of approximately $0.1 million) and was primarily paid for in cash. The assets acquired included, among other things, (i) licenses and permits authorized by the Federal and Communications Commission, or FCC, for or in connection with the operation of the station and (ii) transmission and other broadcast equipment used to operate the station. The purchase of these assets marked our first entry into the Phoenix market.

In November 2008, KRCA Television LLC and KRCA License LLC entered into an asset purchase agreement with Venture Technologies Group, LLC, as seller, pursuant to which we have agreed to acquire selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from the seller. The selected assets include, among other things, licenses and permits authorized by the FCC for or in connection with the operation of the station. The total purchase price will be $6.0 million in cash, subject to certain adjustments, of which $0.6 million has been deposited into escrow. Consummation of the acquisition is subject to customary closing conditions and regulatory approval from the FCC.

In September 2008, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers, or together, Sun City, pursuant to which we agreed to acquire certain assets of radio station KVIB-FM, 95.1 FM, licensed to Phoenix, Arizona, from Sun City. Those assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was to be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million has been deposited into escrow. In December 2008, we submitted a formal notice to Sun City to terminate the asset purchase agreement as a result of a material adverse event which we believe has occurred since entering into the agreement. We expect to recoup the $0.8 million escrow deposit paid once the agreement has been formally terminated.

In November 2007, Liberman Broadcasting of California LLC and LBI Radio License LLC, entered into an asset purchase agreement with R&R Radio Corporation, as the seller, pursuant to which we have agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. The selected assets include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) transmitter and other broadcast equipment used to operate the station, and (iii) other related assets. We intend to change the programming format and the location of KDES-FM from Palm Springs, California to Redlands, California. The aggregate purchase price will be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million has been deposited in escrow. We will pay $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC, or Spectrum Scan. As a condition to our purchase of the assets from the seller, Liberman Broadcasting of California has entered into an agreement with Spectrum Scan whereby it will pay $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan is conditioned on the completion of the purchase of the assets from the seller. If we receive final FCC approval and the purchase of KDES-FM is not completed, we must pay a $500,000 fee to Spectrum Scan. Consummation of the acquisition is subject to regulatory approval from the FCC, including consent to the relocation of KDES-FM from Palm Springs, California to Redlands, California, and to other customary closing conditions. As of the date of this report, this proposed transaction is still under a review by the FCC. The delay in consummating the acquisition has been the result of an objection filed by a third party.

We generally experience lower operating margins for several quarters following the acquisition of radio and television stations. This is primarily due to the time it takes to fully implement our format changes, build our advertiser base and gain viewer or listener support.

From time to time, we engage in discussions with third parties concerning the possible acquisition of additional radio or television stations and their related assets. Any such discussions may or may not lead to our acquisition of additional broadcasting assets.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net revenues:
Radio	$12,134	$13,695
Television	9,675	12,712

Total	$21,809	$26,407

Total operating expenses before stock-based compensation expense, depreciation and amortization and impairment of broadcast licenses:
Radio	$8,428	$7,713
Television	7,615	9,535

Total	$16,043	$17,248

Stock-based compensation expense:
Corporate	$8	$—

Total	$8	$—
Depreciation and amortization:
Radio	$1,258	$1,251
Television	1,215	1,232

Total	$2,473	$2,483
Impairment of broadcast licenses:
Radio	$31,886	$—
Television	19,580	—

Total	$51,466	$—

Total operating expenses:
Radio	$41,572	$8,964
Television	28,410	10,767
Corporate	8	—

Total	$69,990	$19,731

Operating (loss) income:
Radio	$(29,438)	$4,731
Television	(18,735)	1,945
Corporate	(8)	—

Total	$(48,181)	$6,676

Adjusted EBITDA (1):
Radio	$3,706	$5,982
Television	2,060	3,177

Total	$5,766	$9,159

(1)	We define Adjusted EBITDA as net income or loss plus income tax benefit or expense, net interest expense, interest rate swap income or expense, impairment of broadcast licenses, depreciation and amortization, stock-based compensation expense, and other non-cash gains or losses. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain non-cash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income or loss and net income or loss. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net cash used in operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net cash used in operating activities	$(4,136)	$(4,041)
Add:
Income tax (benefit) expense	(17,349)	2,543
Interest expense and interest and other income, net	8,251	9,117
Less:
Amortization of deferred financing costs	(364)	(362)
Amortization of discount on subordinated notes	(67)	(62)
Amortization of program rights	(143)	(136)
Accretion on senior discount notes	—	(1,691)
Provision for doubtful accounts	(297)	(245)
Changes in operating assets and liabilities:
Cash overdraft	(1,201)	(773)
Accounts receivable	(2,024)	(5)
Program rights	2,321	1,160
Amounts due from related parties	5	19
Prepaid expenses and other current assets	(222)	(20)
Employee advances	37	130
Accounts payable	868	954
Accrued expenses	(415)	473
Accrued interest	3,462	5,285
Deferred income taxes	17,440	(2,381)
Other assets and liabilities	(400)	(806)

Adjusted EBITDA	$5,766	$9,159

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Net Revenues. Net revenues decreased by $4.6 million, or 17.4%, to $21.8 million for the three months ended March 31, 2009, from $26.4 million for the same period in 2008. The change was primarily attributable to decreased advertising revenue in both our radio and television segments, reflecting the general decline in the advertising industry due to the downturn in the local and U.S. economies.

Net revenues for our radio segment decreased by $1.6 million, or 11.4%, to $12.1 million for the three months ended March 31, 2009, from $13.7 million for the same period in 2008. This change was primarily attributable to a decline in advertising revenue in our Los Angeles market.

Net revenues for our television segment decreased by $3.0 million, or 23.9%, to $9.7 million for the three months ended March 31, 2009, from $12.7 million for the same period in 2008. This decrease was primarily attributable to lower advertising revenue in our California and Texas markets, reflecting the downturn in the local and U.S. economies, partially offset by increased advertising revenue in our Utah market.

We currently anticipate full year net revenue to decline in 2009, as compared to 2008, in both our radio and television segments as a result of the downturn in the U.S. economy, which has negatively impacted the advertising market.

Total operating expenses. Total operating expenses increased by $50.3 million, or 254.7%, to $70.0 million for the three months ended March 31, 2009, as compared to $19.7 million for the same period in 2008. This increase was primarily the result of a $51.5 million increase in broadcast license impairment charges. Excluding the impact of the impairment charge, total operating expenses decreased by $1.2 million, or 6.1%, to $18.5 million for the three months ended March 31, 2009. This decrease was the result of a $1.2 million decline in program and technical expenses, primarily resulting from an increase in management’s estimate of the period over which certain of our internally produced programs contribute to our revenues. Prior to January 1, 2009, television production costs for all programs were charged to operating expense as incurred, based on management’s estimate that the useful lives of these programs did not exceed one year. Beginning January 1, 2009, we determined that certain of our television programs have demonstrated the ability to generate gross revenues beyond one year, and therefore, television production costs for these programs are charged to operating expense based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual program basis. If we had not made this change and continued to expense television production costs for these programs as incurred, our program and technical expenses would have been approximately $2.3 million higher during the three months ended March 31, 2009. This benefit realized from deferring the period over which television production costs for these programs are expensed was partially offset by an increase in music license and ratings service fees.

We believe that our total operating expenses, before consideration of any impairment charges, will decrease in the remainder of 2009 as compared to 2008, due to the extension of the period over which certain in-house television production costs are amortized, as described above, and a decrease in sales commissions and administrative expenses resulting from lower advertising revenues and operating cost reductions. However, this expectation could be negatively impacted by the consummation of the acquisitions of WASA-LP and KDES-FM and the number and size of additional radio and television assets that we acquire, if any.

Total operating expenses for our radio segment increased by $32.6 million, or 363.8%, to $41.6 million for the three months ended March 31, 2009, from $9.0 million in the three months ended March 31, 2008. This increase was primarily attributable to:

(1)	a $31.9 million increase in broadcast license impairment charges;

(2)	a $0.5 million increase in selling, general and administrative expenses, primarily due to higher corporate expenses, primarily reflecting higher corporate salaries and legal expenses, as well as the impact of the adoption of FAS 141R that resulted in the write-off of $0.2 million in pre-acquisition costs (see “—Recent Accounting Pronouncements”). These increases were partially offset by lower sales payroll and commission expenses, reflecting lower sales and commission rates; and

(3)	a $0.2 million increase in programming and technical expenses primarily associated with higher music license and ratings service fees.

Total operating expenses for our television segment increased by $17.7 million, or 163.9%, to $28.4 million for the three months ended March 31, 2009, from $10.7 million for the same period in 2008. This increase was primarily the result of a $19.6 million increase in broadcast license impairment charges. However, excluding the impairment charges, total operating expenses decreased by $1.9 million, or 18.0%, to $8.8 million for the three months ended March 31, 2009. This decrease was primarily due to:

(1)	a $1.4 million decrease in programming and technical expenses, reflecting the increase in the period over which certain in-house television production costs are amortized, as discussed above, partially offset by an increase in music license and ratings service fees; and

(2)	a $0.5 million decrease in selling, general and administrative expenses, primarily reflecting lower sales payroll and commission expenses, as a result of the decline in advertising sales, partially offset by higher corporate salaries, legal expenses and pre-acquisition costs (the adoption of FAS 141R resulted in the write-off of $0.2 million in pre-acquisition expenses).

Interest expense and interest and other income. Interest expense and interest and other income decreased by $0.9 million, or 9.5%, to $8.2 million for the three months ended March 31, 2009, as compared to $9.1 million for the same period in 2008. Although the average debt balance under LBI Media’s senior secured credit facilities was higher in the first quarter of 2009, as compared to the same period in 2008, the average interest rates were lower during the current period, which more than offset the higher debt balances. In addition, our senior discount notes began accruing cash interest at 11% in October 2008, which was lower than the effective yield at which the notes had been previously accreting. As a result, interest expense related to our senior discount notes decreased by $0.4 million during the three months ended March 31, 2009, as compared to the same period in 2008.

Our interest expense may increase in 2009 if we borrow additional amounts under LBI Media’s senior revolving credit facility to acquire additional radio or television station assets, including the acquisition of the selected assets of radio station KDES-FM from R&R Radio Corporation and television station WASA-LP from Venture Technologies Group, LLC. See “—Acquisitions.”

Interest rate swap (income) expense. Interest rate swap income was $0.3 million for the three months ended March 31, 2009 as compared to an expense of $2.7 million for the same period of 2008, a change of $3.0 million. Interest rate swap income or expense reflects changes in the estimated fair market value of our interest rate swap during the respective period.

Equity in losses of equity method investment. In April 2008, one of our indirect, wholly owned subsidiaries purchased a 30% interest in PortalUno, Inc., or PortalUno, a development stage, online search engine for the Hispanic community. Equity in losses of equity method investment of $38,000 for the three months ended March 31, 2009 represents our share of PortalUno’s loss during the period.

Benefit from (provision for) income taxes. During the three months ended March 31, 2009, we recognized an income tax benefit of $17.3 million as compared to an income tax provision of $2.5 million for the same period in 2008. The change in our income tax benefit (provision) primarily resulted from the impact of the $51.5 million broadcast license impairment charge we recorded in the first quarter of 2009, as described above.

Net loss. We recognized a net loss of $38.8 million for the three months ended March 31, 2009, as compared to a net loss of $7.7 million for the same period of 2008, a decrease of $31.1 million. This change was primarily attributable to the $51.5 million increase in broadcast license impairment charges, partially offset by the $19.8 million change in income tax benefit (provision) and the other changes noted above.

Adjusted EBITDA. Adjusted EBITDA decreased by $3.4 million, or 37.0%, to $5.8 million for the three months ended March 31, 2009 as compared to $9.2 million for the same period in 2008. This change was primarily the result of the overall decline in radio and television advertising revenues, partially offset by the decrease in program and technical expenses.

Adjusted EBITDA for our radio segment decreased by $2.3 million, or 38.0%, to $3.7 million for the three months ended March 31, 2009, as compared to $6.0 million for the same period in 2008. The decrease was primarily the result of the decline in advertising revenues in our Los Angeles market and an increase in program and technical and selling, general and administrative expenses, as discussed above.

Adjusted EBITDA for our television segment decreased by $1.1 million, or 35.2%, to $2.1 million for the three months ended March 31, 2009, from $3.2 million for the same period in 2008. This decrease was primarily the result of lower advertising revenue and declines in program and technical and selling, general and administrative expenses, as discussed above.

Liquidity and Capital Resources

LBI Media’s Senior Credit Facilities. Our primary sources of liquidity are cash provided by operations and available borrowings under LBI Media’s $150.0 million senior revolving credit facility. In May 2006, LBI Media refinanced its prior $220.0 million senior revolving credit facility with a $150.0 million senior revolving credit facility and a $110.0 million senior term loan facility. In January 2008, LBI Media entered into a commitment increase agreement pursuant to which its senior term loan facility increased by $10.0 million, from $108.4 million (net of principal repayments from May 2006 through January 2008) to $118.4 million. LBI Media borrowed the full amount of the increase in the commitment.

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

Under the senior revolving credit facility, LBI Media has a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to LBI Media under the senior revolving credit facility and may not exceed the lesser of $5.0 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the senior revolving credit facility. Under the senior term loan facility, each quarter, LBI Media must pay 0.25% of the original principal amount of the term loans (repayment of $275,000 per quarter as of March 31, 2009), plus 0.25% of the additional amount borrowed in January 2008 (repayment of $25,000 per quarter as of March 31, 2009) and 0.25% of any additional principal amount incurred in the future under the senior term loan facility. The senior credit facilities mature on March 31, 2012.

As of March 31, 2009, LBI Media had $34.7 million aggregate principal amount outstanding under the senior revolving credit facility and $116.6 million aggregate principal amount of outstanding senior term loans. Since March 31, 2009, LBI Media has borrowed, net of repayments, $2.2 million under its senior secured revolving credit facility.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. Including the $10.0 million increase to LBI Media’s senior secured term loan facility in January 2008, the applicable margin for term loans ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those loans are incurred. Interest on base rate loans is payable quarterly in arrears, and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At March 31, 2009, borrowings under LBI Media’s senior credit facilities bore interest at rates between 2.02% and 4.25%, including the applicable margin.

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

LBI Media’s 8 1/2% Senior Subordinated Notes. In July 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8 1/2% Senior Subordinated Notes that mature in 2017, resulting in gross proceeds of approximately $225.0 million and net proceeds of approximately $221.6 million after deducting certain transaction costs. Under the terms of LBI Media’s 8  1/2% senior subordinated notes, it must pay semi-annual interest payments of approximately $9.7 million each February 1 and August 1, commencing February 1, 2008. LBI Media may redeem the 8 1/2% senior subordinated notes at any time on or after August 1, 2012 at redemption prices specified in the indenture governing its 8  1/2% senior subordinated notes, plus accrued and unpaid interest. At any time prior to August 1, 2012, LBI Media may redeem some or all of its 8 1/2 % senior subordinated notes at a redemption price equal to a “make whole” amount as set forth in the indenture governing such senior subordinated notes. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings completed on or prior to August 1, 2010 at a redemption price of 108.5% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the applicable redemption date.

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

The indenture governing these notes also provides for customary events of default, which include (subject in certain instances to cure periods and dollar thresholds): nonpayment of principal, interest and premium, if any, on the notes, breach of covenants specified in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. The 8 1/2% senior subordinated notes will become due and payable immediately without further action or notice upon an event of default arising from certain events of bankruptcy or insolvency with respect to us and certain of its subsidiaries. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding notes may declare all the notes to be due and payable immediately.

Senior Discount Notes. In October 2003, we issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest did not accrue and was not payable on the senior discount notes prior to October 15, 2008 and instead the accreted value of the senior discount notes had been increased each period until the value equaled $68.4 million on October 15, 2008; we recorded such accretion as additional interest expense. After October 15, 2008, cash interest began to accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15.

In the fourth quarter of 2008, we purchased approximately $22.0 million aggregate principal amount of our senior discount notes in various open market transactions at a weighted average purchase price of 43.321% of the principal amount.

The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. Our senior discount notes are structurally subordinated to LBI Media’s senior credit facilities and LBI Media’s 8 1/2% senior subordinated notes.

Empire Burbank Studios’ Mortgage Note. In July 2004, one of our indirect, wholly owned subsidiaries, Empire Burbank Studios LLC, or Empire, issued an installment note for approximately $2.6 million and repaid its former mortgage note. The loan is secured by Empire’s real property and bears interest at 5.52% per annum. The loan is payable in monthly principal and interest payments of approximately $21,000 through maturity in July 2019.

The following table summarizes our various levels of indebtedness at March 31, 2009.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$34.7 million (1)	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (2.6% weighted average rate at March 31, 2009)

LBI Media, Inc.	Senior secured term loan credit facility	$116.6 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (2.0% weighted average rate at March 31, 2009)

LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million (2)	October 15, 2013	11%

Empire Burbank Studios LLC	Mortgage note	$2.0 million	July 1, 2019	5.52%

(1)	Since March 31, 2009, LBI Media has borrowed, net of repayments, approximately $2.2 million under its senior secured revolving credit facility.
(2)	In the fourth quarter of 2008, we purchased approximately $22.0 million aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount outstanding and due to third party noteholders was $48.4 million as of March 31, 2009.

Cash Flows. Cash and cash equivalents were $0.3 million and $0.5 million at March 31, 2009 and December 31, 2008, respectively.

Net cash flow used in operating activities was $4.1 million and $4.0 million for the three months ended March 31, 2009 and 2008, respectively.

Net cash flow used in investing activities was $3.7 million and $2.3 million for the three months ended March 31, 2009 and 2008, respectively. The increase was primarily attributable to higher capital expenditures during the first three months of 2009, as compared to 2008, primarily reflecting additional expenditures related the construction of our new office building and studio facility in Dallas, Texas.

Net cash flow provided by financing activities was $7.7 million and $5.1 million for the three months ended March 31, 2009 and 2008. The increase primarily reflects a $2.1 million increase in net borrowings under LBI Media’s senior revolving credit facility.

Contractual Obligations. We had no material changes in commitments for long-term debt obligations or operating lease obligations as of March 31, 2009 as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2008. We anticipate that funds generated from operations and funds available under LBI Media’s senior revolving credit facility will be sufficient to meet our working capital and capital expenditure needs in the foreseeable future.

Expected Use of Cash Flows. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the addition of digital television transmission equipment primarily for our Houston, Dallas, Salt Lake City and Los Angeles television stations at an estimated cost of $1.3 million. In connection with the purchase of the selected assets of five radio stations in Dallas, we also purchased a building in Dallas, Texas to accommodate our growth in stations owned and operated in the Dallas-Fort Worth market. We estimate we will spend an additional $3.0 million on improvements and equipment for our new Dallas building. In addition, our senior discount notes began accruing cash interest at a rate of 11% per year on October 15, 2008, with the first payment made on April 15, 2009. Prior to October 15, 2008, our senior discount notes had not been accruing cash interest and instead the accreted value of the notes had been increasing. The interest payments are payable on April 15 and October 15 of each year until the notes mature on October 15, 2013. We also expect to use cash to fund the purchase prices for the selected assets of television station WASA-LP and radio station KDES-FM within the next twelve months, primarily through borrowings under LBI Media’s senior revolving credit facility.

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

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income or loss plus income tax benefit or expense, net interest expense, interest rate swap income or expense, stock-based compensation expense, impairment of broadcast licenses, depreciation and amortization and other non-cash gains or losses.

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

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•

it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as stock-based compensation expense, depreciation and amortization and impairment of broadcast licenses. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that by eliminating the effect of certain non-cash items, Adjusted EBITDA provides a meaningful measure of liquidity;

•

it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of non-cash expense items, such as impairment of broadcast licenses. By removing the non-cash items, it allows our investors to better determine whether we will be able to meet our debt obligations as they become due; and

•	it provides a liquidity measure before the impact of a company’s capital structure by removing net interest expense items and interest rate swap income or expenses.

Our management uses Adjusted EBITDA:

•	as a measure to assist us in planning our acquisition strategy;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of liquidity and cash flow used by management;

•	as a measure for determining our operating budget and our ability to fund working capital; and

•	as a measure for planning and forecasting capital expenditures.

The Securities and Exchange Commission, or SEC, has adopted rules regulating the use of non-GAAP financial measures, such as Adjusted EBITDA, in filings with the SEC and in disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP. We have included a presentation of net cash used in operating activities and a reconciliation to Adjusted EBITDA on a consolidated basis under “—Results of Operations”.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 8.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3.0% of our outstanding receivables as of March 31, 2009, from 17.1% to 20.1% or $3.2 million to $3.7 million, would result in a decrease in pre-tax income of $0.5 million for the three months ended March 31, 2009.

Program Rights

Costs incurred in connection with the production of our internal television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (Ultimate Revenues) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. Prior to January 1, 2009, television production costs for all programs were charged to operating expense as incurred based on our estimate that the useful lives of these programs did not exceed one year. Beginning January 1, 2009, we determined that certain of our television programs have demonstrated the ability to generate gross revenues beyond the current fiscal year, and therefore, television production costs for these programs are charged to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which we do not believe have a useful life beyond the current fiscal year are expensed as incurred. The adoption impact of the change in estimate of the useful life for certain television programs was a reduction in program and technical expenses of approximately $2.3 million during the three months ended March 31, 2009.

With respect to television programs intended for broadcast, the most sensitive factors affecting estimates of Ultimate Revenues is the program’s rating (which directly impacts the number of times the show is expected to air) and the strength of the advertising market. Program ratings, which are an indication of market acceptance, directly affect our ability to generate advertising revenues during the airing of the program. Poor ratings may result in the cancellation of a television program, which would require the immediate write-off of any unamortized production costs. A significant decline in the advertising market could also negatively impact our estimates.

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

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142 “Goodwill and Other Intangible Assets”, we do not amortize our broadcast licenses. We test our broadcast licenses for impairment at least annually or when indicators of impairment are identified. Our valuations principally use the discounted cash flow methodology, an income approach based on market revenue projections and not company-specific projections, which assumes broadcast licenses are acquired and operated by a third party. This approach incorporates several variables including, but not limited to, types of signals, media competition, audience share, market advertising revenue projections, anticipated operating margins, capital expenditures and discount rates that are based on the weighted average costs of capital for the broadcasting markets in which we operate, without taking into consideration the station’s format or management capabilities. This method calculates the estimated present value that would be paid by a prudent buyer for our FCC licenses as new radio or television stations as of the annual valuation date (September 30 of each year). If the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded.

We generally test our broadcast licenses for impairment at the individual license level. However, we aggregate broadcast licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

As a result of the continued slowdown in the U.S. advertising market, which resulted in further revenue declines beyond the levels assumed in our 2008 annual and year-end impairment testing, we conducted an additional review of the fair value of some of our broadcast licenses in the first quarter of 2009. As such, we recorded an impairment charge of approximately $51.5 million to reduce the net book value of these broadcast licenses to their estimated fair market values. The impairment charge resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales. As no impairment indicators were noted during the three months ended March 31, 2008, no such impairment review was conducted during that period.

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

Deferred compensation

Our parent, Liberman Broadcasting, has entered into employment agreements with certain employees. In addition to annual compensation and other benefits, one agreement provides an employee with the ability to participate in the increase of the “net value” of Liberman Broadcasting over certain base amounts.

Our deferred compensation liability can increase based on changes in the employee’s vesting percentage and can increase or decrease based on changes in the “net value” of Liberman Broadcasting. We have two deferred compensation components that comprise the employee’s vesting percentage: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures. We account for the time vesting component over the vesting period specified in the employment agreement and account for the performance-based component when we consider it probable that the performance measures will be attained.

As part of the calculation of the deferred compensation liability, we use the income and market valuation approaches to determine the “net value” of Liberman Broadcasting. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Based on the “net value” of Liberman Broadcasting as determined in these analyses, and based on the percentage of incentive compensation that has vested (as specified in the employment agreement), we record deferred compensation expense or benefit (and a corresponding credit or charge to deferred compensation liability). As such, estimation of the “net value” of Liberman Broadcasting requires considerable management judgment and the amounts recorded as periodic deferred compensation expense or benefit are dependent on that judgment.

Such employment agreement has a “net value” determination date of December 31, 2009, and as of March 31, 2009, we estimated that the employee had not vested in any unpaid incentive compensation.

If we assumed no change in the “net value” of Liberman Broadcasting from that at March 31, 2009, we would not expect to record any deferred compensation expense during the remainder of 2009 relating solely to the time vesting portion of the deferred compensation. The employment agreement requires us to pay the deferred compensation amount in cash unless Liberman Broadcasting’s common stock becomes publicly traded, at which time we may pay such amount in cash or Liberman Broadcasting’s common stock, at our option.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which will be our fiscal year 2009. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of FAS 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 and the remaining provisions of FAS 157 did not have a material effect on our results of operations, financial position or cash flows.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R also changes the accounting for the treatment of acquisition related transaction costs. FAS 141R became effective and we adopted the provisions of FAS141R on January 1, 2009. As such, the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009 include a charge of approximately $0.4 million, which relates to the write-off of pre-acquisition costs for certain asset purchases that did not close prior to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. FAS 160 is effective beginning January 1, 2009. The adoption of FAS 160 did not have a material impact on the disclosures required in our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures for derivative and hedging activities. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items effect and entity’s financial position, financial performance and cash flows. FAS 161 was adopted on January 1, 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 did not have a material effect on our financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). The provisions of FSP 157-4 will be effective for us beginning April 1, 2009. FSP 157-4 provides additional guidance on how to determine the fair value of assets and liabilities under FAS 157. We are currently evaluating the potential impact of FSP FAS 157-4 on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”). FSP 107-1 and APB 28-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require these disclosures in all interim financial statements. The provisions of FSP 107-1 and APB 28-1 will be effective for us beginning April 1, 2009. We are currently evaluating the potential impact of FSP 107-1 and APB 28-1 on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (“FSP 115-2” and “FSP 124-2”). FSP 115-2 and FSP 124-2 incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The provisions of FSP 115-2 and FSP 124-2 will be effective for us beginning April 1, 2009. We are currently evaluating the potential impact of FSP 115-2 and FSP 124-2 on our consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”). You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

•	our dependence on advertising revenues;

•	general economic conditions in the United States and in the regions in which we operate;

•	our ability to reduce costs without adversely impacting revenues;

•	changes in the rules and regulations of the FCC;

•	our ability to attract, motivate and retain salespeople and other key personnel;

•	our ability to successfully convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	potential disruption from natural hazards;

•	our ability to protect our intellectual property rights;

•	our ability to remediate or otherwise mitigate any material weakness in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	sufficient cash to meet our debt service obligations; and

•	our ability to obtain regulatory approval for future acquisitions.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. The forward-looking statements in this Quarterly Report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this Quarterly Report, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 and other documents that we file from time to time with the Securities and Exchange Commission, particularly any Current Reports on Form 8-K. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions. Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, contained in our Annual Report on Form 10-K for the year ended December 31, 2008 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on the foregoing, our President and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Our dispute with Broadcast Music, Inc. (“BMI”) relating to royalties is ongoing. No material developments in this matter occurred during the three months ended March 31, 2009. For more information on these proceedings, see “Item 1. Legal Proceedings” in our Annual Report on Form 10-K for the twelve month period ended December 31, 2008.

We are subject to pending litigation arising in the normal course of our business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (1)

3.2	Amended and Restated Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture governing LBI Media Holdings, Inc.’s 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 17, 2007.
(2)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122), filed with the Securities and Exchange Commission on October 30, 2003, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ Wisdom Lu
Wisdom Lu
Chief Financial Officer

Date: May 14, 2009