Form 10-Q
period 2009-06-30
LBI MEDIA HOLDINGS INC
filed 2009-08-14
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐ (Note: As a voluntary filer, the registrant has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, but the registrant is not subject to such filing requirements.)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 14, 2009, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$992	$450
Accounts receivable (less allowances for doubtful accounts of $3,210 as of June 30, 2009 and $3,072 as of December 31, 2008)	19,997	18,244
Current portion of program rights, net	331	457
Amounts due from related parties	213	175
Current portion of notes receivable from related parties	462	457
Current portion of employee advances	691	744
Prepaid expenses and other current assets	1,645	1,862

Total current assets	24,331	22,389
Property and equipment, net	96,164	95,745
Broadcast licenses, net	240,880	292,343
Deferred financing costs, net	7,401	8,131
Notes receivable from related parties, excluding current portion	2,532	2,399
Employee advances, excluding current portion	948	888
Program rights, excluding current portion	3,804	738
Other assets	5,169	5,420

Total assets	$381,229	$428,053

Liabilities and stockholder’s deficiency
Current liabilities:
Cash overdraft	$—	$395
Accounts payable	3,815	4,414
Accrued liabilities	5,886	4,071
Accrued interest	9,780	9,633
Current portion of long-term debt	1,351	1,347

Total current liabilities	20,832	19,860
Long-term debt, excluding current portion	423,557	415,998
Fair value of interest rate swap	6,270	7,627
Deferred income taxes	8,647	23,691
Other liabilities	1,246	1,683

Total liabilities	460,552	468,859

Commitments and contingencies

Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares — 1,000
Issued and outstanding shares — 100	—	—
Additional paid-in capital	63,003	63,056
Accumulated deficit	(142,326)	(103,862)

Total stockholder’s deficiency	(79,323)	(40,806)

Total liabilities and stockholder’s deficiency	$381,229	$428,053

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues	$28,419	$34,008	$50,228	$60,415
Operating expenses:
Program and technical, exclusive of depreciation shown below	5,344	6,444	10,220	12,523
Promotional, exclusive of depreciation shown below	806	871	1,261	1,313
Selling, general and administrative, exclusive of depreciation shown below	9,732	10,640	20,452	21,367
Depreciation	2,380	2,381	4,853	4,864
Loss on disposal of property and equipment	941	—	941	—
Impairment of broadcast licenses	—	—	51,466	—

Total operating expenses	19,203	20,336	89,193	40,067

Operating income (loss)	9,216	13,672	(38,965)	20,348
Interest expense, net of amounts capitalized	(8,424)	(9,460)	(16,702)	(18,609)
Interest rate swap income	1,021	2,742	1,357	74
Gain on note purchase	520	—	520	—
Equity in losses of equity method investment	(25)	—	(63)	—
Interest and other income	18	24	45	56

Income (loss) before provision for income taxes	2,326	6,978	(53,808)	1,869
(Provision for) benefit from income taxes	(2,005)	(2,366)	15,344	(4,909)

Net income (loss)	$321	$4,612	$(38,464)	$(3,040)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(38,464)	$(3,040)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	4,853	4,864
Loss on disposal of property and equipment	941	—
Impairment of broadcast licenses	51,466	—
Equity in losses of equity method investment	63	—
Stock-based compensation	15	—
Amortization of deferred financing costs	730	729
Amortization of discount on subordinated notes	135	125
Amortization of program rights	1,014	280
Accretion on senior discount notes	—	3,459
Gain on note purchase	(520)	—
Interest rate swap income	(1,357)	(74)
Provision for doubtful accounts	691	637
Changes in operating assets and liabilities:
Cash overdraft	(395)	—
Accounts receivable	(2,444)	(5,593)
Program rights	(3,954)	(1,159)
Amounts due from related parties	(20)	(35)
Prepaid expenses and other current assets	217	121
Employee advances	(7)	(404)
Accounts payable	(1,034)	(1,039)
Accrued liabilities	2,015	(131)
Accrued interest	147	(204)
Deferred income taxes	(15,044)	4,772
Other assets and liabilities	(45)	757

Net cash (used in) provided by operating activities	(997)	4,065

Investing activities
Purchases of property and equipment	(5,978)	(4,743)
Deposits on purchases of property and equipment	(236)	—
Acquisition of broadcast licenses	(3)	—
Notes receivable issued to related parties	(125)	—
Repayment of notes receivable from related parties	1	—
Investment in PortalUno, Inc. (including acquisition costs)	—	(458)
Acquisition costs	—	(137)

Net cash used in investing activities	(6,341)	(5,338)

Financing activities
Proceeds from bank borrowings	27,200	24,700
Payments on bank borrowings	(18,772)	(24,094)
Purchase of senior discount notes	(480)	—
Payments of deferred financing costs	—	(499)
Distributions to Parent	(68)	(3)

Net cash provided by financing activities	7,880	104

Net increase (decrease) in cash and cash equivalents	542	(1,169)
Cash and cash equivalents at beginning of period	450	1,697

Cash and cash equivalents at end of period	$992	$528

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable:
Purchases of property and equipment	$1,766	$667

Acquisition costs	$—	$54

Cash paid during the period for:
Interest	$15,708	$14,465

Income taxes	$240	$214

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

In the third quarter of 2009, the Company expects to provide its original programming through its “EstrellaTV” network to its affiliated stations. Currently, this affiliate network consists of sixteen television stations in various states serving specific market areas, including six in Texas, four in Florida, two in California and one each in New York, Arizona, New Mexico and Oregon.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2008 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. The condensed consolidated financial statements include the accounts of LBI Media Holdings and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

As described in Note 2, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“FAS 165”) for the period ended June 30, 2009. FAS 165 requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financial statements were issued or were available to be issued. The Company has evaluated subsequent events through the date the financial statements were issued, August 14, 2009.

2. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which is the Company’s fiscal year ending December 31, 2009. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of FAS 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued.

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

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets and liabilities that can be assessed at a measurement date.

Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2009 and December 31, 2008, respectively, the fair values of the Company’s financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
		(In thousands)
As of June 30, 2009
Liabilities subject to fair value measurement:
Interest rate swap (a)	$6,270	$—	$6,270	$—

Total	$6,270	$—	$6,270	$—

As of December 31, 2008
Liabilities subject to fair value measurement:
Interest rate swap (a)	$7,627	$—	$7,627	$—

Total	$7,627	$—	$7,627	$—

(a)	Based on London Interbank Offered Rate (“LIBOR”). See “Interest Rate Swap” in Note 5.

Certain assets and liabilities are measured at fair value on a non-recurring basis. This means that certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are the Company’s radio and television Federal Communications Commission (“FCC”) broadcast licenses that are written down to fair value when they are determined to be impaired.

As of June 30, 2009, each major category of assets and liabilities measured at fair value on a non-recurring basis during the period is categorized as follows:

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
		(In thousands)
As of June 30, 2009
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$240,880	$—	$—	$240,880	$(51,466)

Total	$240,880	$—	$—	$240,880	$(51,466)

As of December 31, 2008, the total recorded carrying value of the Company’s broadcasting licenses was approximately $292.3 million. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), and in connection with an interim impairment test performed for asset values as of March 31, 2009, the carrying values for several of the Company’s radio and television broadcasting licenses were written down to their estimated fair values, resulting in a total broadcast license carrying value of approximately $240.9 million as of March 31, 2009 and June 30, 2009. The broadcast license write-downs resulted in an impairment charge of approximately $51.5 million, which is recorded as impairment of broadcast licenses in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2009. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 3 “Broadcast Licenses”.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R also changed the accounting for the treatment of acquisition related transaction costs. FAS 141R became effective and the Company adopted the provisions of FAS141R on January 1, 2009. As such, the accompanying condensed consolidated statements of operations for the six months ended June 30, 2009 include a charge of approximately $0.4 million, which relates to the write-off of pre-acquisition costs for certain asset purchases that did not close prior to December 31, 2008 (see Note 6).

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

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). The provisions of FSP 157-4 became effective for the Company on April 1, 2009. FSP 157-4 provides additional guidance on how to determine the

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

fair value of assets and liabilities under FAS 157. The adoption of FSP 157-4 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1” and “APB 28-1”). FSP 107-1 and APB 28-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require these disclosures in all interim financial statements. The provisions of FSP 107-1 and APB 28-1 became effective for the Company on April 1, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material effect on the disclosures required in the Company’s financial statements.

The carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash and equivalents, accounts receivable, accounts payable and accrued liabilities, and other similar items) approximate fair value due to the short-term nature of such instruments. The estimated fair value of LBI Media’s 2007 Senior Subordinated Notes (see Note 4), based on quoted bid prices, was approximately $120.0 million and $80.1 million at June 30, 2009 and December 31, 2008, respectively, (carrying value of $225.5 million and $225.4 million as of June 30, 2009 and December 31, 2008, respectively). The estimated fair value of LBI Media Holdings’ Senior Discount Notes (see Note 4), based on quoted bid prices, was approximately $20.9 million and $18.6 million at June 30, 2009 and December 31, 2008, respectively (carrying values of $45.4 million and $46.4 million as of June 30, 2009 and December 31, 2008, respectively). The Company’s other long-term debt has variable interest rates or rates that the Company believes approximate current market rates and, accordingly, the carrying value is a reasonable estimate of its fair value.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (“FSP 115-2” and “FSP 124-2”). FSP 115-2 and FSP 124-2 incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The provisions of FSP 115-2 and FSP 124-2 became effective for the Company on April 1, 2009. The adoption of FSP 115-2 and FSP 124-2 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2009, the FASB issued FAS 165, “Subsequent Events”. FAS 165 requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted FAS 165 for the period ended June 30, 2009. The adoption of FAS 165 did not have a material effect on the disclosures required in the Company’s consolidated financial statements. The Company considered subsequent events through August 14, 2009 for disclosure in this Quarterly Report on Form 10-Q, which is the date the financial statements were available to be issued.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“FAS 167”). Among other things, FAS 167 amends FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (Revised December 2003), (“FIN 46(R)”) to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and, the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires ongoing assessments as to whether an enterprise is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. FAS 167 will be effective for the company beginning January 1, 2010. The Company is currently evaluating the effect that adoption of this standard will have on its consolidated financial position and results of operations when it becomes effective in 2010.

3. Broadcast Licenses

The Company’s indefinite-lived assets consist of its FCC broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.7 million at June 30, 2009 and December 31, 2008.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the continued slowdown in the U.S. advertising industry, advertising revenue projections for the markets in which the Company operates declined beyond levels assumed in the Company’s 2008 annual and year end impairment testing. Accordingly, the Company conducted an additional review of the fair value of some of its broadcast licenses in the first quarter of 2009. Based on its evaluation, the Company determined that several of its radio and television broadcast licenses were impaired and recorded an impairment charge of approximately $51.5 million to reduce the net book value of these broadcast licenses to their estimated fair market values. The impairment charge resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales. As no impairment indicators were noted during the three months ended June 30, 2008 and 2009, or during the six months ended June 30, 2008, no such impairment review was conducted during those periods.

Below are key assumptions used in the income approach model for estimating asset fair values for the impairment testing performed as of March 31, 2009 and December 31, 2008. Ranges are included because the Company evaluates each station on an individual basis (or cluster basis for simulcast stations) for impairment and the ranges reflect the range of assumptions for the stations included in the categories below.

Radio Broadcasting Licenses	March 31, 2009	December 31, 2008
Discount Rate	11.9%	11.2%
2009 Market Growth Rate Range	(10.0)% - (15.0)%	(6.0)% - (10.3)%
Out-year Market Growth Rate Range	0.6% - 1.8%	2.0% - 3.7%
Market Share Range (1)	0.6% - 2.6%	0.7% - 2.6%
Operating Profit Margin Range (1)	26.3% - 32.2%	27.4% - 32.2%

Television Broadcasting Licenses	March 31, 2009	December 31, 2008
Discount Rate	12.1%	10.8%
2009 Market Growth Rate Range	(8.5)% - (15.0)%	(6.5)% - (7.5)%
Out-year Market Growth Rate Range	0.4% - 2.2%	2.6% - 3.2%
Market Share Range (1)	0.2% - 11.8%	0.2% - 11.4%
Operating Profit Margin Range (1)	27.7% - 35.0%	29.2% - 37.2%

(1)	Excludes first year of operations.

4. Program Rights

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. Prior to January 1, 2009, television production costs for all programs were charged to operating expense as incurred because the Company had estimated that the useful lives of these programs did not exceed one year. Beginning January 1, 2009, the Company

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the current fiscal year, and therefore, television production costs for these programs are charged to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe have a useful life beyond the current fiscal year are expensed as incurred. The adoption impact of the change in estimate of the useful life for certain television programs was a reduction in program and technical expenses of approximately $0.9 million and $3.2 million during the three and six months ended June 30, 2009, respectively.

Television program rights acquired by the Company from third-party vendors are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the succeeding year and program rights payable due within one year are classified as current assets and current liabilities, respectively.

5. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
2006 Revolver due 2012	$35,750	$26,650
2006 Term Loan due 2012	116,300	116,900
2007 Senior Subordinated Notes due 2017	225,491	225,356
Senior Discount Notes due 2013	45,383	46,383
2004 Empire Note due 2019	1,984	2,056

	424,908	417,345
Less current portion	(1,351)	(1,347)

	$423,557	$415,998

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

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the original principal amount of the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for the $10.0 million increase in the principal amount of the 2006 Term Loan ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Revolver and 2006 Term Loan bore interest at rates between 1.81% and 4.25%, including the applicable margin, at June 30, 2009.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. Under the 2006 Revolver, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement). As of June 30, 2009, LBI Media was in compliance with all such covenants.

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

The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below) earlier than one year prior to the stated maturity of the Senior Discount Notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. At June 30, 2009, LBI Media was in compliance with all such covenants.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Discount Notes due 2013

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The Senior Discount Notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest did not accrue and was not payable on the notes prior to October 15, 2008 and instead the value of the notes increased each period until it equaled $68.4 million on October 15, 2008; such accretion (approximately $1.8 million and $3.5 million for the three and six months ended June 30, 2008, respectively) was recorded as additional interest expense by LBI Media Holdings. On October 15, 2008, cash interest began to accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15.

In the fourth quarter of 2008, LBI Media Holdings purchased approximately $22.0 million aggregate principal amount of its Senior Discount Notes in various open market transactions at a weighted average purchase price of 43.321% of the principal amount. In the second quarter of 2009, LBI Media Holdings purchased an additional $1.0 million aggregate principal amount of its Senior Discount Notes in an open market transaction at a purchase price of 48.0% of the principal amount.

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of June 30, 2009, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the 2007 Senior Subordinated Notes.

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

Scheduled Debt Repayments

As of June 30, 2009, the Company’s long-term debt had scheduled repayments as follows:

(in thousands)
Remainder of 2009	$675
2010	1,356
2011	1,364
2012	149,223
2013	45,566
Thereafter	226,724

$424,908

The above table does not include projected interest payments the Company may ultimately pay.

Interest Rate Swap

The Company uses an interest rate swap to manage interest rate risk associated with its variable rate borrowings. In connection with the issuance of the 2006 Senior Credit Facilities, in July 2006, the Company entered into a fixed-for-floating interest rate swap to hedge the underlying interest rate risk on the expected outstanding balance of the 2006 Term Loan over time. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 5.56% on the $80.0 million notional amount and receives payments based on LIBOR. This swap fixes the interest rate at 7.56% on the Company’s variable rate borrowings (including the applicable margin) and terminates in November 2011.

The Company accounts for its interest rate swap in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“FAS 133”), and its related interpretations. As noted above, the effect of the interest rate swap is to fix the interest rate at 7.56% on the Company’s variable rate borrowings (including the applicable margin). However, changes in the fair value of the interest rate swap for each reporting period have been recorded in interest rate swap income in the accompanying condensed consolidated statements of operations because the interest rate swap does not qualify for hedge accounting.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the interest rate swap agreement at each balance sheet date was as follows (unaudited, in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	June 30, 2009	December 31, 2008
Interest rate swap agreement	Other long-term liabilities	$6.3	$7.6

The following table presents the effect of the interest rate swap agreement on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 (unaudited, in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain (Loss)	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Interest rate swap agreement	Interest rate swap income	$1.0	$2.7	$1.4	$0.1

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

As a result of the adoption of FAS 157, the Company modified the assumptions used in measuring the fair value of its interest rate swap. Specifically, the Company now includes the impact of its own credit risk on the interest rate swap, which is measured at fair value under FAS 157. Counterparty credit risk adjustments are applied to the valuation of the interest rate swap, if necessary. Because all counterparties do not have the same credit risk, the counterparty’s credit risk is considered in order to estimate the fair value of such an item. In addition, bilateral or “own” credit risk adjustments are applied to the Company’s own credit risk when valuing derivatives measured at fair value. Credit adjustments consider the estimated future cash flows between the Company and its counterparty under the terms of the instruments and affect the credit risk on the valuation of those cash flows.

The fair value of the Company’s interest rate swap was a liability of $6.3 million and $7.6 million at June 30, 2009 and December 31, 2008, respectively. The fair value of the interest rate swap represents the present value of the expected future cash flows that are estimated to be received from or paid to a marketplace participant of the instrument. It is valued using inputs such as broker dealer quotes and adjusted for non-performance risk, which are based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy.

Interest Paid and Capitalized

The total amount of interest paid (net of amounts capitalized) was approximately $4.4 million and $2.2 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $15.7 million and $14.5 million for the six months ended June 30, 2009 and 2008, respectively. Interest is capitalized on individually significant construction projects during the construction period. Capitalized interest was approximately $34,000 and $0, for the three months ended June 30, 2009 and 2008, respectively, and approximately $60,000 and $0 for the six months ended June 30, 2009 and 2008, respectively. Capitalized interest in 2009 relates to the construction of a new corporate office building and broadcast studio facility in Dallas, Texas.

6. Acquisitions

In December 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC (“KRCA TV”) and KRCA License LLC (“KRCA License”), as buyers, consummated the acquisition of selected assets of television station KVPA-LP, licensed to Phoenix, Arizona, from Latin America Broadcasting of Arizona, Inc., as seller, pursuant to an asset purchase agreement entered into in August 2008. The aggregate purchase price was approximately $1.4 million, including acquisition costs of approximately $0.1 million, and was paid in cash. The assets acquired included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the television station and (ii) transmission and other broadcast equipment used to operate the television station. The Company allocated the purchase price as follows:

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
Broadcast licenses	$1,329
Property and equipment	65

$1,394

In November 2008, KRCA TV and KRCA License, as buyers, entered into an asset purchase agreement with Venture Technologies Group, LLC, as seller, pursuant to which the buyers have agreed to acquire selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from the seller. The selected assets include, among other things, licenses and permits authorized by the FCC for or in connection with the operation of the station. The total purchase price will be $6.0 million in cash, subject to certain adjustments, of which $0.6 million has been deposited into escrow. As a result of the adoption of FAS 141R on January 1, 2009, the Company wrote-off approximately $0.2 million in pre-acquisition costs related to this proposed acquisition. Such amount is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2009. Consummation of the acquisition is currently subject to customary closing conditions, as the transaction has been granted regulatory approval from the FCC.

In September 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC (“LBI California”) and LBI Radio License LLC (“LBI Radio”), as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers (collectively, “Sun City”), pursuant to which the buyers had agreed to acquire certain assets of radio station KVIB-FM, 95.1 FM, licensed to Phoenix, Arizona, from the sellers. Those assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was to be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million had been deposited into escrow as of June 30, 2009 and December 31, 2008. Such amount is included in other assets in the accompanying condensed consolidated balance sheets. In December 2008, the Company submitted a formal notice to Sun City to terminate the asset purchase agreement as a result of a material adverse event that the Company believes has occurred since entering into the asset purchase agreement. The Company expects to recoup the $0.8 million escrow deposit once the agreement has been formally terminated.

In November 2007, LBI California and LBI Radio, as buyers, entered into an asset purchase agreement with R&R Radio Corporation (“R&R Radio”), as seller, pursuant to which the buyers had agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. As a result of the adoption of FAS 141R on January 1, 2009, the Company wrote-off approximately $0.2 million in pre-acquisition costs related to this proposed acquisition. Such amount is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2009. The selected assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) transmitter and other broadcast equipment used to operate the station. The Company intended to change the location of KDES-FM from Palm Springs, California to Redlands, California.

The aggregate purchase price was to be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million had been deposited in escrow. Such escrow amount is included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008. The Company would have paid $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC (“Spectrum Scan”). As a condition to the Company’s then pending purchase of the assets from the seller, LBI California had entered into an agreement relating to the relocation and purchase of KDES-FM with Spectrum Scan whereby it would have paid $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan was conditioned on the completion of the purchase of the assets from the seller. However, if the Company had received final FCC approval and the purchase of KDES-FM was not completed, the Company would have been required to pay a $0.5 million fee to Spectrum Scan.

As discussed in more detail in Note 13, in July 2009, LBI California and LBI Radio entered into an assignment and assumption agreement with LC Media LP (“LC Media”) and R&R Radio, pursuant to which LBI California and LBI Radio assigned all of their rights and obligations under the asset purchase agreement to purchase the selected assets of KDES-FM to LC Media. In connection therewith, LBI California and LBI Radio entered into an amendment with Spectrum Scan to the November 2007 agreement.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. Commitments and Contingencies

Deferred Compensation

The Parent has entered into employment agreements with certain employees. Services required under the employment agreements are rendered to the Company. Accordingly, the Company has reflected amounts due under the employment agreements in its financial statements. In addition to annual compensation and other benefits, one agreement (the “Deferred Compensation Agreement”) provides the employee with the ability to participate in the increase of the “net value” (as defined in the Deferred Compensation Agreement) of the Parent over a certain base amount (“Incentive Compensation”) that was negotiated at the time the Deferred Compensation Agreement was entered into. There are two components of Incentive Compensation: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures. The time vesting component is accounted for over the vesting period specified in the Deferred Compensation Agreement. Performance based amounts are accounted for at the time it is considered probable that the performance measures will be attained. Any Incentive Compensation amounts due are required to be paid within thirty days after the date the “net value” of the Parent is determined.

The Deferred Compensation Agreement contains provisions, however, that allow for limited accelerated vesting in the event of a change in control of the Parent (as defined in the Deferred Compensation Agreement). Unless there is a change in control of the Parent (as defined in the Deferred Compensation Agreement), the “net value” of the Parent will be determined as of December 31, 2009.

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

As of June 30, 2009, the Company estimated that no Incentive Compensation had been earned under the Deferred Compensation Agreement.

Litigation

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) related to royalties due to BMI in the amount of approximately $1.5 million. As of June 30, 2009, the Company had reserved approximately $1.0 million related to this dispute. After several previous attempts to settle the matter, in March 2009, the Company submitted another formal offer to settle a portion of the disputed amounts with BMI totaling approximately $0.4 million. It is the Company’s position that the remaining portion of the total disputed amounts is related to billings for the Company’s simulcast stations, as well as unilateral fee increases and other differences, for which the Company was improperly billed. BMI has rejected the Company’s offer, and therefore, the parties are continuing their discussions.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

8. Related Party Transactions

The Company had approximately $3.2 million and $3.0 million due from stockholders of the Parent and from affiliated companies at June 30, 2009 and December 31, 2008, respectively. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and currently mature through December 2009. Although no specific determination has been made, the Company plans to extend certain of these loans to such stockholders beyond their current December 2009 maturity date; therefore, such loans have been classified in notes receivable from related parties, net of current, in the accompanying condensed consolidated balance sheets.

In 2008, the Company made a loan of approximately $0.1 million to a certain religious organization at the request of a stockholder of the Parent, which is payable upon demand. Such loan is included in amounts due from related parties in the accompanying condensed consolidated balance sheets.

The Company also had approximately $690,000 due from one if its executive officers and directors at June 30, 2009 and December 31, 2008, which is included in employee advances in the accompanying condensed consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2010.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2008, LBI California entered into a Purchase Agreement and an Investor’s Rights Agreement with PortalUno, Inc. (“PortalUno”) and Reivax Technology, Inc. (“Reivax”). Under these agreements, LBI California purchased shares of the Series A Preferred Stock of PortalUno representing 30% of the fully diluted capital stock of PortalUno. The shares were purchased for $450,000, of which $425,000 was paid in cash and the remaining $25,000 of consideration was the cancellation of a $25,000 note in favor of LBI California. An employee of one of LBI Media Holdings’ indirect, wholly owned subsidiaries is an owner of Reivax, which holds the remaining ownership interest in PortalUno.

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

In December 2008, stockholders of the Parent and one of the Company’s executive officers purchased approximately $1.2 million aggregate principal amount of the Senior Discount Notes in various open market transactions. The weighted average price of the notes purchased was 41.250% of principal.

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

As of June 30, 2009, the only option grant under the Plan has been to one of the Company’s executive officers, which was made in December 2008, pursuant to such employee’s employment agreement. The options have a contractual term of ten years from the date of the grant and vest over 5 years. No new options were granted during the three or six months ended June 30, 2009.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions for expected term, dividends, risk-free interest rate and expected volatility. For the awards, the Company recognizes compensation expense using a straight-line amortization method. Expected volatilities are based on historical volatility of the Company’s publicly traded competitors. The Company uses historical data to estimate option exercise and employee termination, including voluntary termination behavior, within the valuation model. The expected term of the option is estimated using the “simplified” method as provided in SEC Staff Accounting Bulletin No. 107 “Share-Based Payment”. Under this method, the expected life equals the arithmetic average of the vesting term and the original contractual term of the options. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value using the Black-Scholes option pricing model was approximately $90,000 per share. Unamortized compensation as of June 30, 2009 was approximately $181,000 and is being amortized over the expected term of 7.5 years.

Stock-based compensation expense was approximately $7,000 and $0 for the three months ended June 30, 2009 and 2008, respectively, and approximately $15,000 and $0 for the six months ended June 30, 2009 and 2008, respectively.

The following is a summary of the Company’s stock options as of June 30, 2009:

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at June 30, 2009	2.19	$1,368,083	$—	9.5
Exercisable at June 30, 2009	0.44	$1,368,083	$—	9.5
Expected to vest at June 30, 2009	1.75	$1,368,083	$—	9.5

During the six months ended June 30, 2009, options to purchase 0.437054 shares of the Parent’s Class A common stock had vested. However, none of these stock options had been exercised and no stock options expired during the six months ended June 30, 2009. Additionally, there was no intrinsic value for the stock options exercisable at June 30, 2009.

10. Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations. Management uses operating income or loss before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net revenues:
Radio operations	$17,069	$19,765	$29,203	$33,460
Television operations	11,350	14,243	21,025	26,955

Consolidated net revenues	28,419	34,008	50,228	60,415

Operating expenses, excluding stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses:
Radio operations	8,250	8,360	16,678	16,073
Television operations	7,625	9,595	15,240	19,130

Consolidated operating expenses, excluding stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses:	15,875	17,955	31,918	35,203

Operating income before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses:
Radio operations	8,819	11,405	12,525	17,387
Television operations	3,725	4,648	5,785	7,825

Consolidated operating income before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses	12,544	16,053	18,310	25,212

Stock-based compensation expense:
Corporate operations	7	—	15	—

Consolidated stock-based compensation expense	7	—	15	—

Depreciation expense:
Radio operations	1,174	1,271	2,432	2,522
Television operations	1,206	1,110	2,421	2,342

Consolidated depreciation expense	2,380	2,381	4,853	4,864

Loss on disposal of property and equipment:
Radio operations	32	—	32	—
Television operations	909	—	909	—

Consolidated loss on disposal of property and equipment	941	—	941	—

Impairment of broadcast licenses:
Radio operations	—	—	31,886	—
Television operations	—	—	19,580	—

Consolidated impairment of broadcast licenses	—	—	51,466	—

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Operating income (loss):
Radio operations	7,609	10,134	(21,825)	14,865
Television operations	1,610	3,538	(17,125)	5,483
Corporate	(7)	—	(15)	—

Consolidated operating income (loss)	$9,216	$13,672	$(38,965)	$20,348

Reconciliation of operating income before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses to income (loss) before (provision for) benefit from income taxes:

Operating income before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses	$12,544	$16,053	$18,310	$25,212
Stock-based compensation expense	(7)	—	(15)	—
Depreciation	(2,380)	(2,381)	(4,853)	(4,864)
Loss on disposal of property and equipment	(941)	—	(941)	—
Impairment of broadcast licenses	—	—	(51,466)	—
Gain on note purchase	520	—	520	—
Equity in losses of equity method investment	(25)	—	(63)	—
Interest expense, net of amounts capitalized	(8,424)	(9,460)	(16,702)	(18,609)
Interest rate swap income	1,021	2,742	1,357	74
Interest and other income	18	24	45	56

Income (loss) before (provision for) benefit from income taxes	$2,326	$6,978	$(53,808)	$1,869

11. Income Taxes

During the first quarter of 2009, the Company recorded a $51.5 million non-cash impairment charge to reduce the value of certain broadcast licenses. This impairment charge substantially reduced the Company’s deferred tax liability because the difference between the carrying value of the broadcast licenses for income tax purposes and the value for financial reporting purposes was substantially reduced. Accordingly, the Company recorded a benefit from income taxes for the six months ended June 30, 2009 of $15.3 million, as compared to a provision for income taxes of $4.9 million for the six months ended June 30, 2008. As there was no such impairment charge recorded during the three months ended June 30, 2009 and 2008, the Company recorded a provision for income taxes of $2.0 million and $2.4 million, respectively, during those periods. The deferred provision for income taxes was $2.4 million for the three months ended June 30, 2009 and 2008, respectively. The deferred benefit from income taxes for the six months ended June 30, 2009 was $15.0 million, as compared to a deferred provision for income taxes of $4.8 million for the six months ended June 30, 2008.

The Company’s net deferred tax liabilities as of June 30, 2009 and December 31, 2008 were approximately $8.6 million and $23.7 million, respectively, and result primarily from book and tax basis differences of the Company’s indefinite-lived intangible assets. In addition to the deferred tax liability for its indefinite-lived intangible assets, the Company has net deferred tax assets for which it has provided a full valuation allowance. The valuation allowance on deferred taxes relates to future deductible temporary differences and net operating losses for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. As of June 30, 2009 and December 31, 2008, the net deferred tax asset and the related valuation allowance were approximately $25.5 million and $19.9 million, respectively.

The Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007. The Company’s policy is to recognize interest related to unrecognized tax benefits (“UTB”) and penalties as additional income tax expense.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of UTB for the six months ended June 30, 2009 is as follows:

Balance at January 1, 2009	$342,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(342,000)
Settlements	—

Balance at June 30, 2009	$—

During the three months ended June 30, 2009, the Company recognized approximately $342,000 of these UTB due to the expiration of the respective statute of limitations and, accordingly, the effective tax rate was reduced. The Company is no longer subject to federal or state income tax examinations for years prior to 2005 and 2004, respectively. As a result of the expiration of the statute of limitations in certain jurisdictions, the accrual for UTB for tax positions taken in previously filed tax returns decreased by approximately $342,000 during the three months ended June 30, 2009. Notwithstanding the adjustments discussed above, the Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns. Additionally, the Company believes that its accruals for tax liabilities are adequate for all years open to income tax examinations based on an assessment of many factors including past experience, past examinations by taxing authorities and interpretations of tax law applied to the facts of each matter.

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

Condensed Balance Sheet Information:

(in thousands)

	As of
	June 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Assets
Deferred financing costs	$847	$947
Investment in subsidiary	—	15,645
Other assets	1	3

Total assets	$848	$16,595

Liabilities and stockholder’s deficiency
Accrued interest	$1,068	$1,093
Interest due to subsidiary	201	26
Long term debt	45,383	46,383
Notes payable to subsidiary	12,949	9,899
Losses in excess of investment in subsidiary	20,570	—

Total liabilities	80,171	57,401

Stockholder’s deficiency:
Common stock	—	—

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of
	June 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Additional paid-in capital	63,003	63,056
Accumulated deficit	(142,326)	(103,862)

Total stockholder’s deficiency	(79,323)	(40,806)

Total liabilities and stockholder’s deficiency	$848	$16,595

Condensed Statement of Operations Information:

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Income:
Equity in earnings (losses) of subsidiary	$1,205	$6,430	$(36,162)	$519
Gain on note purchase	520	—	520	—
Expenses:
Interest expense	(1,404)	(1,818)	(2,822)	(3,559)

Net income (loss)	$321	$4,612	$(38,464)	$(3,040)

Condensed Statement of Cash Flows Information:

(Unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows provided by operating activities:
Net loss	$(38,464)	$(3,040)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses (earnings) of subsidiary	36,162	(519)
Gain on note purchase	(520)	—
Amortization of deferred financing costs	100	98
Accretion on senior discount notes	—	3,459
Other assets and liabilities, net	152	2
Distributions from subsidiary	68	3

Net cash provided by operating activities	2,502	3
Cash flows provided by (used in) financing activities:
Loan from subsidiary	4,262	—
Repayment of notes payable due to subsidiary	(1,212)	—
Purchase of senior discount notes	(480)	—
Distributions to Parent	(68)	(3)

Net cash provided by (used in) financing activities	2,502	(3)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Subsequent Events

In July 2009, LBI California and LBI Radio entered into an assignment and assumption agreement with LC Media and R&R Radio, pursuant to which LBI California and LBI Radio assigned all of their rights, title and interest in and to a certain asset purchase agreement to purchase the selected assets of radio station KDES-FM to LC Media and LC Media assumed all of the rights, benefits, obligations and duties under such asset purchase agreement, including payment of the purchase price to R&R Radio and the entry into a substitute escrow agreement with R&R Radio. As a result, the $0.5 million escrow deposit that had been previously paid by the Company’s indirect, wholly-owned subsidiaries was returned to the Company in August 2009. Such escrow deposit is included in other assets as of June 30, 2009 in the accompanying condensed consolidated balance sheets. See Note 6 for a description of the terms of asset purchase agreement.

In connection with the assignment and assumption agreement, LBI California and Spectrum Scan entered into an amendment to the agreement relating to the relocation and purchase of KDES-FM, pursuant to which LBI California will pay, subject to certain exceptions, approximately $4.2 million to Spectrum Scan (instead of the $7.0 million previously agreed upon) in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California when LC Media and R&R Radio consummate the acquisition of the selected assets.

As consideration for the assignment and assumption agreement and the amendment to the agreement with Spectrum Scan, LC Media will pay, subject to and upon consummation of the purchase of KDES-FM from R&R Radio by LC Media, $5.9 million to the Company. Upon receipt of this payment, the Company will then pay $4.2 million to Spectrum Scan pursuant to the amendment to the agreement relating to the relocation and purchase of KDES-FM, as described above.

In July 2009, a co-borrower to one of the Company’s notes receivables filed for relief under Chapter 11 of the United States Bankruptcy Code. Management has evaluated this note and has determined that the outstanding balance is fully collectible as of June 30, 2009. Management’s determination was based in part on the existence and estimated value of the underlying collateral to the secured note and management’s ability to seek recovery from the other co-borrowers. The balance of this note receivable was approximately $0.7 million as of June 30, 2009, and is included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2008, included in our Annual Report on Form 10-K (File No. 333-110122). This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words “believe”, “expect”, “estimate”, “may”, “will”, “could”, “plan”, or “continue”, and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this Quarterly Report on Form 10-Q, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008 and other documents that we file from time to time with the Securities and Exchange Commission, particularly any Current Reports on Form 8-K.

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

In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth, Texas, that allow us to produce programming in those markets as well. We have entered into time brokerage agreements with third parties for four of our radio stations as well.

We are also affiliated with sixteen television stations in various states serving specific market areas including six in Texas, four in Florida, two in California and one each in New York, Arizona, New Mexico and Oregon.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national advertising time on our radio and television stations and the sale of time to brokered or infomercial customers on our radio and television stations. Beginning in the fourth quarter of 2009, we also expect to generate advertising sales on our affiliated stations that will broadcast our “EstrellaTV” network programming. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations, and we generally do not obtain long-term commitments from our advertisers. As a result, our management team focuses on creating a diverse advertiser base, providing cost-effective advertising solutions for clients, executing targeted marketing campaigns to develop a local audience and implementing strict cost controls. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from agencies on local, regional and national advertising, and our net revenue reflects deductions from gross revenue for commissions to these agencies.

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

In November 2008, KRCA Television LLC and KRCA License LLC entered into an asset purchase agreement with Venture Technologies Group, LLC, as seller, pursuant to which we have agreed to acquire selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from the seller. The selected assets include, among other things, licenses and permits authorized by the FCC for or in connection with the operation of the station. The total purchase price will be $6.0 million in cash, subject to certain adjustments, of which $0.6 million has been deposited into escrow. Consummation of the acquisition is currently subject to customary closing conditions, as the transaction has been granted regulatory approval from the FCC.

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

In November 2007, Liberman Broadcasting of California and LBI Radio License, entered into an asset purchase agreement with R&R Radio Corporation, as the seller, pursuant to which we had agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. The selected assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) transmitter and other broadcast equipment used to operate the station, and (iii) other related assets. We intended to change the programming format and the location of KDES-FM from Palm Springs, California to Redlands, California. The aggregate purchase price was to be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million had been deposited in escrow. We would have paid $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC, or Spectrum Scan. As a condition to our then pending purchase of the assets from the seller, Liberman Broadcasting of California had entered into an agreement relating to the relocation and purchase of KDES-FM with Spectrum Scan whereby it would have paid $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan was conditioned on the completion of the purchase of the assets from the seller. However, if we had received final FCC approval and the purchase of KDES-FM was not completed, we would have been required to pay a $500,000 fee to Spectrum Scan.

In July 2009, Liberman Broadcasting of California and LBI Radio License entered into an assignment and assumption agreement with LC Media LP and R&R Radio Corporation, pursuant to which Liberman Broadcasting of California and LBI Radio License assigned all of their rights, title and interest in and to such asset purchase agreement to purchase the selected assets of radio station KDES-FM to LC Media and LC Media assumed all of the rights, benefits, obligations and duties under such asset purchase agreement, including payment of the purchase price to R&R Radio Corporation and the entry into a substitute escrow agreement with R&R Radio Corporation. As a result, the $0.5 million escrow deposit that had been previously paid by our subsidiaries was returned to us in August 2009. Such escrow deposit is included in other assets in our condensed consolidated balance sheets.

In connection with the assignment and assumption agreement, Liberman Broadcasting of California and Spectrum Scan entered into an amendment to the agreement relating to the relocation and purchase of KDES-FM, pursuant to which Liberman Broadcasting of California will pay, subject to certain exceptions, approximately $4.2 million to Spectrum Scan (instead of the $7.0 million that had been previously agreed upon) in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California when LC Media and R&R Radio Corporation consummate the acquisition of the selected assets.

As consideration for the assignment and assumption agreement and the amendment to the agreement with Spectrum Scan, LC Media will pay, subject to and upon consummation of the purchase of KDES-FM from R&R Radio by LC Media, $5.9 million to us. Upon receipt of this payment, we will then pay $4.2 million to Spectrum Scan pursuant to the amendment to the agreement relating to the relocation and purchase of KDES-FM, as described above.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenues:
Radio	$17,069	$19,765	$29,203	$33,460
Television	11,350	14,243	21,025	26,955

Total	$28,419	$34,008	$50,228	$60,415

Total operating expenses before stock-based compensation expense, impairment of broadcast licenses, loss on disposal of property and equipment and depreciation:
Radio	$8,250	$8,360	$16,678	$16,073
Television	7,625	9,595	15,240	19,130

Total	$15,875	$17,955	$31,918	$35,203

Stock-based compensation expense:
Corporate	$7	$—	$15	$—

Total	$7	$—	$15	$—

Impairment of broadcast licenses:
Radio	$—	$—	$31,886	$—
Television	—	—	19,580	—

Total	$—	$—	$51,466	$—

Loss on disposal of property and equipment:
Radio	$32	$—	$32	$—
Television	909	—	909	—

Total	$941	$—	$941	$—

Depreciation:
Radio	$1,174	$1,271	$2,432	$2,522
Television	1,206	1,110	2,421	2,342

Total	$2,380	$2,381	$4,853	$4,864

Total operating expenses:
Radio	$9,456	$9,631	$51,028	$18,595
Television	9,740	10,705	38,150	21,472
Corporate	7	—	15	—

Total	$19,203	$20,336	$89,193	$40,067
Operating income (loss):
Radio	$7,613	$10,134	$(21,825)	$14,865
Television	1,610	3,538	(17,125)	5,483
Corporate	(7)	—	(15)	—

Total	$9,216	$13,672	$(38,965)	$20,348

Adjusted EBITDA (1):
Radio	$8,819	$11,405	$12,525	$17,387
Television	3,725	4,648	5,785	7,825

Total	$12,544	$16,053	$18,310	$25,212

(1)	We define Adjusted EBITDA as net income or loss plus income tax benefit or expense, net interest expense, interest rate swap income or expense, impairment of broadcast licenses, depreciation, loss on disposal of property and equipment, stock-based compensation expense, and other non-cash gains or losses. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain non-cash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as cash flows from operating activities, operating income or loss and net income or loss. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net cash used in operating activities, calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net cash provided by (used in) operating activities	$3,139	$8,106	$(997)	$4,065
Add:
Income tax expense (benefit)	2,005	2,366	(15,344)	4,909
Interest expense and other income, net	8,406	9,436	16,657	18,553
Less:
Amortization of deferred financing costs	(366)	(367)	(730)	(729)
Amortization of discount on subordinated notes	(68)	(63)	(135)	(125)
Amortization of program rights	(871)	(144)	(1,014)	(280)
Accretion on senior discount notes	—	(1,768)	—	(3,459)
Provision for doubtful accounts	(394)	(392)	(691)	(637)
Changes in operating assets and liabilities:
Accounts receivable	4,468	5,598	2,444	5,593
Cash overdraft	1,596	773	395	—
Program rights	1,633	(1)	3,954	1,159
Amounts due from related parties	15	16	20	35
Prepaid expenses and other current assets	5	(101)	(217)	(121)
Employee advances	(30)	274	7	404
Accounts payable	166	85	1,034	1,039
Accrued liabilities	(1,600)	(342)	(2,015)	131
Accrued interest	(3,609)	(5,081)	(147)	204
Deferred income taxes	(2,396)	(2,391)	15,044	(4,772)
Other assets and liabilities	445	49	45	(757)

Adjusted EBITDA	$12,544	$16,053	$18,310	$25,212

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Net Revenues. Net revenues decreased by $5.6 million, or 16.4%, to $28.4 million for the three months ended June 30, 2009, from $34.0 million for the same period in 2008. The change was primarily attributable to decreased advertising revenue in both our radio and television segments, reflecting the general decline in the advertising industry consistent with the continued downturn in the local and U.S. economies.

Net revenues for our radio segment decreased by $2.7 million, or 13.6%, to $17.1 million for the three months ended June 30, 2009, from $19.8 million for the same period in 2008. This change was primarily attributable to a decline in advertising revenue in our Los Angeles market, though we experienced modest declines in our Dallas and Houston markets as well.

Net revenues for our television segment decreased by $2.9 million, or 20.3%, to $11.3 million for the three months ended June 30, 2009, from $14.2 million for the same period in 2008. This decrease was primarily attributable to lower advertising revenue in all of our television markets, reflecting the continued downturn in the local and U.S. economies.

We currently anticipate full year net revenue to decline in 2009, as compared to 2008, in both our radio and television segments as a result of the U.S. economic recession, which has negatively impacted the national and local advertising markets.

Total operating expenses. Total operating expenses decreased by $1.1 million, or 5.6%, to $19.2 million for the three months ended June 30, 2009, as compared to $20.3 million for the same period in 2008. The decrease was primarily attributable to:

(1)	a $1.1 million decline in program and technical expenses, primarily resulting from an increase in management’s estimate of the period over which certain of our internally produced programs contribute to our revenues. Prior to January 1, 2009, television production costs for all programs were charged to operating expense as incurred, because we had estimated that the useful lives of these programs did not exceed one year. Beginning January 1, 2009, we determined, based on an evaluation of our historical programming data, that certain of our television programs have demonstrated the ability to generate gross revenues beyond one year, and therefore, television production costs for these programs are charged to operating expense based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual program basis. If we had not made this change and continued to expense television production costs for these programs as incurred as we had in the prior fiscal year, our program and technical expenses would have been approximately $0.9 million higher for the three months ended June 30, 2009. The decline in program and technical expenses was also due to lower payroll expenses resulting from staff reductions; and

(2)	a $0.9 million decline in selling, general and administrative expenses, primarily attributable to lower professional fees, insurance costs and lower sales commissions (resulting from lower sales and a reduction in commission payout rates).

These declines were partially offset by a $0.9 million increase in our loss on disposal of property and equipment, which primarily relates to the write-off in the second quarter of 2009 of obsolete analog transmission equipment for our Utah television station.

Total operating expenses for our radio segment decreased by $0.1 million, or 1.8%, to $9.5 million for the three months ended June 30, 2009, from $9.6 million for the three months ended June 30, 2008. This change was primarily attributable to a $0.1 million decline in promotional expenses and a $0.1 million decrease in depreciation expense. These declines were partially offset by an increase in our loss on disposal of property and equipment, attributable to the write-off in the second quarter of 2009 of obsolete radio transmission equipment.

Total operating expenses for our television segment decreased by $1.0 million, or 9.0%, to $9.7 million for the three months ended June 30, 2009, from $10.7 million for the same period in 2008. This decrease was primarily due to:

(1)	a $1.1 million decrease in programming and technical expenses, reflecting the increase in the period over which certain in-house television production costs are amortized, as discussed above, and lower payroll expenses resulting from staff reductions; and

(2)	a $0.9 million decline in selling, general and administrative expenses, primarily attributable to lower professional fees, insurance costs and lower sales commissions (resulting from lower sales and a reduction in commission payout rates).

These declines were partially offset by a $0.9 million increase in our loss on disposal of property and equipment, which primarily relates to the write-off in the second quarter of 2009 of obsolete analog transmission equipment for our Utah television station, and a $0.1 million increase in depreciation expense.

We believe that our total operating expenses, before consideration of any impairment charges, will decrease in the remainder of 2009 as compared to 2008, due to the extension of the period over which certain in-house television production costs are amortized, as described above, and a decrease in sales commissions and administrative expenses resulting from lower advertising revenues and operating cost reductions. However, this expectation could be negatively impacted by the consummation of the acquisition of WASA-LP and the number and size of additional radio and television assets that we acquire, if any.

Interest expense and interest and other income. Interest expense and interest and other income decreased by $1.1 million, or 10.9%, to $8.4 million for the three months ended June 30, 2009, as compared to $9.5 million for the same period in 2008. Although the average debt balance under LBI Media’s senior secured credit facilities was higher in the second quarter of 2009, as compared to the same period in 2008, the average interest rates were lower during the current year period, which more than offset the higher debt balances. In addition, our senior discount notes began accruing cash interest at 11% in October 2008, which was lower than the effective yield at which the notes had been previously accreting. As a result, interest expense related to our senior discount notes decreased by $0.5 million during the three months ended June 30, 2009, as compared to the same period in 2008.

Our interest expense may increase in 2009 if we borrow additional amounts under LBI Media’s senior revolving credit facility to acquire additional radio or television station assets, including the acquisition of the selected assets of television station WASA-LP from Venture Technologies Group, LLC. See “—Acquisitions.”

Interest rate swap income. Interest rate swap income decreased by $1.7 million, or 62.8%, to $1.0 million for the three months ended June 30, 2009, as compared to $2.7 million for the same period in 2008. Interest rate swap income (or expense) reflects changes in the estimated fair market value of our interest rate swap during the respective period.

Gain on note purchase. During the three months ended June 30, 2009, we purchased $1.0 million aggregate principal amount of our outstanding 11% senior discount notes at a purchase price of 48.0% of face value in an open market transaction. The purchase resulted in a pre-tax gain of approximately $0.5 million (see “Liquidity and Capital Resources—Senior Discount Notes”). No such purchase occurred during the three months ended June 30, 2008.

Equity in losses of equity method investment. In April 2008, one of our indirect, wholly owned subsidiaries purchased a 30% interest in PortalUno, Inc., or PortalUno, a development stage, online search engine for the Hispanic community. Equity in losses of equity method investment of $25,000 for the three months ended June 30, 2009 represents our share of PortalUno’s net loss during the period.

(Provision for) benefit from income taxes. During the three months ended June 30, 2009, our income tax provision decreased by $0.4 million, or 15.3%, to $2.0 million for the three months ended June 30, 2009, as compared to $2.4 million for the same period in 2008. The decrease was primarily attributable to the expiration of the statute of limitations for certain previously accrued unrecognized tax benefits.

Net income (loss). We recognized net income of $0.3 million for the three months ended June 30, 2009, as compared to $4.6 million for the same period of 2008, a decrease of $4.3 million. This change was primarily attributable to the $4.5 million decrease in operating income, based on the factors discussed above.

Adjusted EBITDA. Adjusted EBITDA decreased by $3.6 million, or 21.9%, to $12.5 million for the three months ended June 30, 2009, as compared to $16.1 million for the same period in 2008. This change was primarily the result of the overall decline in radio and television advertising revenues, partially offset by the decrease in program and technical expenses and selling, general and administrative expenses.

Adjusted EBITDA for our radio segment decreased by $2.6 million, or 22.7%, to $8.8 million for the three months ended June 30, 2009, as compared to $11.4 million for the same period in 2008. The decrease was primarily the result of the decline in advertising revenues in all of our markets, partially offset by the decline in promotional expenses, as discussed above.

Adjusted EBITDA for our television segment decreased by $1.0 million, or 19.9%, to $3.7 million for the three months ended June 30, 2009, from $4.7 million for the same period in 2008. This decrease was primarily the result of lower advertising revenue, partially offset by declines in program and technical expenses and selling, general and administrative expenses, as discussed above.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Net Revenues. Net revenues decreased by $10.2 million, or 16.9%, to $50.2 million for the six months ended June 30, 2009, from $60.4 million for the same period in 2008. The change was primarily attributable to decreased advertising revenue in all of our radio and television markets, reflecting the general decline in the advertising industry consistent with the continued downturn in the local and U.S. economies.

Net revenues for our radio segment decreased by $4.2 million, or 12.7%, to $29.2 million for the six months ended June 30, 2009, from $33.4 million for the same period in 2008. This change was primarily attributable to a decline in advertising revenue in our Los Angeles market, though we experienced modest declines in our Dallas and Houston markets as well.

Net revenues for our television segment decreased by $6.0 million, or 22.0%, to $21.0 million for the six months ended June 30, 2009, from $27.0 million for the same period in 2008. This decrease was primarily attributable to lower advertising revenue in our California and Texas markets, reflecting the continued downturn in the local and U.S. economies.

Total operating expenses. Total operating expenses increased by $49.1 million, or 122.6%, to $89.2 million for the six months ended June 30, 2009, as compared to $40.1 million for the same period in 2008. This increase was primarily the result of a $51.5 million increase in broadcast license impairment charges. Excluding the impact of the impairment charges, total operating expenses decreased by $2.3 million, or 5.8%, to $37.7 million for the six months ended June 30, 2009. This decrease was the result of a $2.3 million decline in program and technical expenses, primarily resulting from an increase in management’s estimate of the period over which certain of our internally produced programs contribute to our revenues. As described above, prior to January 1, 2009, television production costs for all programs were charged to operating expense as incurred because we estimated that the useful lives of these programs did not exceed one year. Beginning January 1, 2009, we began charging television production costs for these programs to operating expense based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual program basis. If we had not made this change and continued to expense television production costs for these programs as incurred as we had in the prior fiscal year, our program and technical expenses would have been approximately $3.2 million higher for the six months ended June 30, 2009. This benefit realized from deferring the period over which television production costs for these programs are expensed was partially offset by an increase in music license and ratings service fees.

Total operating expenses for our radio segment increased by $32.4 million, or 174.5%, to $51.0 million for the six months ended June 30, 2009, from $18.6 million in the six months ended June 30, 2008. This increase was primarily attributable to:

(1)	a $31.9 million increase in broadcast license impairment charges;

(2)	a $0.5 million increase in selling, general and administrative expenses, primarily due to higher legal expenses and pre-acquisition costs (the adoption of FAS 141R resulted in the write-off of $0.2 million in previously capitalized pre-acquisition expenses. See “—Recent Accounting Pronouncements”). These increases were partially offset by lower sales payroll and commission expenses, reflecting lower sales and commission payout rates; and

(3)	a $0.2 million increase in programming and technical expenses, primarily associated with higher music license and ratings service fees.

These increases were partially offset by declines in promotional expenses and depreciation expense.

Total operating expenses for our television segment increased by $16.7 million, or 77.7%, to $38.2 million for the six months ended June 30, 2009, from $21.5 million for the same period in 2008. This increase was primarily the result of a $19.6 million increase in broadcast license impairment charges. However, excluding the impairment charges, total operating expenses decreased by $2.9 million, or 13.5%, for the six months ended June 30, 2009, as compared to the same period in 2008. This decrease was primarily due to:

(1)	a $2.5 million decrease in programming and technical expenses, reflecting the increase in the period over which certain in-house television production costs are amortized, as discussed above, and lower payroll expenses, resulting from staff reductions. These declines were partially offset by an increase in music license and ratings service fees; and

(2)	a $1.5 million decrease in selling, general and administrative expenses, primarily reflecting lower sales payroll and commission expenses, as a result of the decline in advertising sales and a reduction in payout rates, partially offset by higher legal expenses and pre-acquisition costs (the adoption of FAS 141R resulted in the write-off of $0.2 million in previously capitalized pre-acquisition expenses).

These declines were partially offset by a $0.9 million increase in our loss on disposal of property and equipment, which primarily relates to the write-off of obsolete analog transmission equipment for our Utah television station, and modest increases in promotional expenses and depreciation.

Interest expense and interest and other income. Interest expense and interest and other income decreased by $1.9 million, or 10.2%, to $16.7 million for the six months ended June 30, 2009, as compared to $18.6 million for the same period in 2008. Although the average debt balance under LBI Media’s senior secured credit facilities was higher in the first half of 2009, as compared to the same period in 2008, the average interest rates were lower during the current period, which more than offset the higher debt balances. In addition, our senior discount notes began accruing cash interest at 11% in October 2008, which was lower than the effective yield at which the notes had been previously accreting. As a result, interest expense related to our senior discount notes decreased by $0.9 million during the six months ended June 30, 2009, as compared to the same period in 2008.

Interest rate swap income. Interest rate swap income was $1.4 million for the six months ended June 30, 2009, as compared to $0.1 million for the same period of 2008, an increase of $1.3 million. Interest rate swap income (or expense) reflects changes in the estimated fair market value of our interest rate swap during the respective period.

Gain on note purchase. During the six months ended June 30, 2009, we purchased $1.0 million aggregate principal amount of our outstanding 11% senior discount notes at a purchase price of 48.0% of face value in an open market transaction. The purchase resulted in a pre-tax gain of approximately $0.5 million (see “Liquidity and Capital Resources—Senior Discount Notes”). No such purchase occurred during the six months ended June 30, 2008.

Equity in losses of equity method investment. As described above, one of our indirect, wholly owned subsidiaries purchased a 30% interest in PortalUno in April 2008. Equity in losses of equity method investment of $63,000 for the six months ended June 30, 2009 represents our share of PortalUno’s net loss during the period.

(Provision for) benefit from income taxes. During the six months ended June 30, 2009, we recognized an income tax benefit of $15.3 million, as compared to an income tax provision of $4.9 million for the same period in 2008. The change in our income tax benefit (provision) of $20.2 million primarily resulted from the impact of the $51.5 million broadcast license impairment charge we recorded in the first quarter of 2009, as described above.

Net income (loss). We recognized a net loss of $38.5 million for the six months ended June 30, 2009, as compared to a net loss of $3.0 million for the same period of 2008, a decrease of $35.5 million. This change was primarily attributable to the $51.5 million increase in broadcast license impairment charges, partially offset by the $20.2 million change in income tax benefit (provision) and the other changes noted above.

Adjusted EBITDA. Adjusted EBITDA decreased by $6.9 million, or 27.4%, to $18.3 million for the six months ended June 30, 2009, as compared to $25.2 million for the same period in 2008. This change was primarily the result of the overall decline in radio and television advertising revenues, partially offset by the decrease in program and technical expenses and selling, general and administrative expenses.

Adjusted EBITDA for our radio segment decreased by $4.9 million, or 28.0%, to $12.5 million for the six months ended June 30, 2009, as compared to $17.4 million for the same period in 2008. The decrease was primarily the result of the decline in advertising revenues in our Los Angeles market and an increase in program and technical expenses and selling, general and administrative expenses, as discussed above.

Adjusted EBITDA for our television segment decreased by $2.0 million, or 26.1%, to $5.8 million for the six months ended June 30, 2009, from $7.8 million for the same period in 2008. This decrease was primarily the result of lower advertising revenue, partially offset by declines in program and technical expenses and selling, general and administrative expenses, as discussed above.

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

Under the senior revolving credit facility, LBI Media has a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to LBI Media under the senior revolving credit facility and may not exceed the lesser of $5.0 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the senior revolving credit facility. Under the senior term loan facility, each quarter, LBI Media must pay 0.25% of the original principal amount of the term loans (repayment of $275,000 per quarter as of June 30, 2009), plus 0.25% of the additional amount borrowed in January 2008 (repayment of $25,000 per quarter as of June 30, 2009) and 0.25% of any additional principal amount incurred in the future under the senior term loan facility. The senior credit facilities mature on March 31, 2012.

As of June 30, 2009, LBI Media had $35.8 million aggregate principal amount outstanding under the senior revolving credit facility and $116.3 million aggregate principal amount of outstanding senior term loans. Since June 30, 2009, LBI Media has borrowed, net of repayments, an additional $7.7 million under its senior secured revolving credit facility.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. Including the $10.0 million increase to LBI Media’s senior secured term loan facility in January 2008, the applicable margin for term loans ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those loans are incurred. Interest on base rate loans is payable quarterly in arrears, and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At June 30, 2009, borrowings under LBI Media’s senior credit facilities bore interest at rates between 1.81% and 4.25%, including the applicable margin.

Under the indentures governing LBI Media’s 8 1/ 2% senior subordinated notes and our senior discount notes (described below), LBI Media is limited in its ability to borrow under the senior revolving credit facility and to borrow additional amounts under the senior term loan facility. LBI Media may borrow up to an aggregate of $260.0 million under the senior credit facilities (subject to certain reductions under certain circumstances) without having to comply with specified leverage ratios under the indentures governing its 8 1/2% senior subordinated notes and our senior discount notes, but any amount over such $260.0 million that LBI Media may borrow under the senior credit facilities (subject to certain reductions under certain circumstances) will be subject to LBI Media’s and our compliance with specified leverage ratios (as defined in the indentures governing LBI Media’s 8 1/2% senior subordinated notes and our senior discount notes). Also, the indenture governing LBI Media’s 8 1/2% senior subordinated notes prohibits borrowings under LBI Media’s senior credit facilities, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to their stated maturity.

LBI Media’s senior credit facilities contain customary restrictive covenants that, among other things, limit its ability to incur additional indebtedness and liens in connection therewith and pay dividends. Under the senior revolving credit facility, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement). As of June 30, 2009, LBI Media was in compliance with all such covenants.

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

The indenture governing these notes contains restrictive covenants that limit, among other things, LBI Media’s and its subsidiaries’ abilities to incur additional indebtedness, issue certain kinds of equity, and make particular kinds of investments. The indenture governing LBI Media’s 8 1/2% senior subordinated notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 8 1/2% senior subordinated notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 8 1/2% senior subordinated notes. As of June 30, 2009, LBI Media was in compliance with all such covenants.

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

Senior Discount Notes. In October 2003, we issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest did not accrue and was not payable on the senior discount notes prior to October 15, 2008 and instead the accreted value of the senior discount notes had been increased each period until the value equaled $68.4 million on October 15, 2008. We recorded such accretion as additional interest expense. After October 15, 2008, cash interest began to accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15.

In the fourth quarter of 2008, we purchased approximately $22.0 million aggregate principal amount of our senior discount notes in various open market transactions at a weighted average purchase price of 43.321% of the principal amount. In the second quarter of 2009, we purchased an additional $1.0 million aggregate principal amount of our senior discount notes on the open market at a purchase price of 48.0% of the principal amount.

The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. Our senior discount notes are structurally subordinated to LBI Media’s senior credit facilities and LBI Media’s 8 1/2% senior subordinated notes. As of June 30, 2009, we were in compliance with all such covenants.

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

The following table summarizes our various levels of indebtedness at June 30, 2009.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$35.8 million (1)	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (2.4% weighted average rate at June 30, 2009)

LBI Media, Inc.	Senior secured term loan credit facility	$116.3 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (1.8% weighted average rate at June 30, 2009)

LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million (2)	October 15, 2013	11.0%

Empire Burbank Studios LLC	Mortgage note	$2.0 million	July 1, 2019	5.52%

(1)	Since June 30, 2009, LBI Media has borrowed, net of repayments, an additional $7.7 million under its senior secured revolving credit facility.
(2)	In the fourth quarter of 2008 and the second quarter of 2009, we purchased approximately $22.0 million and $1.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount outstanding and due to third party noteholders was $45.4 million as of June 30, 2009.

Cash Flows. Cash and cash equivalents were $0.9 million and $0.5 million at June 30, 2009 and December 31, 2008, respectively.

Net cash flow used in operating activities was $1.0 million for the six months ended June 30, 2009, as compared to cash provided by operations of $4.1 million for the six months ended June 30, 2008. The change was primarily attributable to a decline in advertising revenues, partially offset by lower operating costs.

Net cash flow used in investing activities was $6.2 million and $5.3 million for the six months ended June 30, 2009 and 2008, respectively. The increase was primarily attributable to higher capital expenditures during the first six months of 2009, as compared to 2008, primarily reflecting additional expenditures related to the construction of our new office building and studio facility in Dallas, Texas.

Net cash flow provided by financing activities was $7.9 million and $0.1 million for the six months ended June 30, 2009 and 2008. The increase primarily reflects a $7.8 million increase in net borrowings under LBI Media’s senior revolving credit facility.

Contractual Obligations. We had no material changes in commitments for long-term debt obligations or operating lease obligations as of June 30, 2009, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Expected Use of Cash Flows. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. In connection with the purchase of the selected assets of five radio stations in Dallas, we also purchased a building in Dallas, Texas to accommodate our growth in stations owned and operated in the Dallas-Fort Worth market. We estimate we will spend an additional $1.0 million on improvements and equipment for our new Dallas building. In addition, our senior discount notes began accruing cash interest at a rate of 11% per year on October 15, 2008, with the first payment made on April 15, 2009. Prior to October 15, 2008, our senior discount notes had not been accruing cash interest and instead the accreted value of the notes had been increasing. The interest payments are payable on April 15 and October 15 of each year until the notes mature on October 15, 2013. We also expect to use cash to fund the purchase price for the selected assets of television station WASA-LP within the next twelve months, primarily through borrowings under LBI Media’s senior revolving credit facility.

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

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income or loss plus income tax benefit or expense, net interest expense, interest rate swap income or expense, stock-based compensation expense, impairment of broadcast licenses, depreciation, loss on disposal of property and equipment and other non-cash gains or losses.

This term, as we define it, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with GAAP.

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

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•

it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as stock-based compensation expense, depreciation and impairment of broadcast licenses. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that by eliminating the effect of certain non-cash items, Adjusted EBITDA provides a meaningful measure of liquidity;

•

it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of non-cash expense items, such as depreciation and impairment of broadcast licenses. By removing the non-cash items, it allows our investors to better determine whether we will be able to meet our debt obligations as they become due; and

•	it provides a liquidity measure before the impact of a company’s capital structure by removing net interest expense items and interest rate swap income or expense.

Our management uses Adjusted EBITDA:

•	as a measure to assist us in planning our acquisition strategy;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of liquidity and cash flow used by management;

•	as a measure for determining our operating budget and our ability to fund working capital; and

•	as a measure for planning and forecasting capital expenditures.

The Securities and Exchange Commission, or SEC, has adopted rules regulating the use of non-GAAP financial measures, such as Adjusted EBITDA, in filings with the SEC and in disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP. We have included a presentation of net cash (used in) provided by operating activities and a reconciliation to Adjusted EBITDA on a consolidated basis under “—Results of Operations”.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to acquisitions of radio station and television station assets, allowance for doubtful accounts, program rights, intangible assets, deferred compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 8.5% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3.0% of our outstanding receivables as of June 30, 2009, from 13.8% to 16.8%, or $3.2 million to $3.9 million, would result in a decrease in pre-tax income of $0.7 million for the six months ended June 30, 2009.

Program Rights

Costs incurred in connection with the production of our internal television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (Ultimate Revenues) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. Prior to January 1, 2009, television production costs for all programs were charged to operating expense as incurred because we estimated that the useful lives of these programs did not exceed one year. Beginning January 1, 2009, we determined, based on an evaluation of our historical programming data, that certain of our television programs have demonstrated the ability to generate gross revenues beyond the current fiscal year, and therefore, television production costs for these programs are charged to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which we do not believe have a useful life beyond the current fiscal year are expensed as incurred. The adoption impact of the change in estimate of the useful life for certain television programs was a reduction in program and technical expenses of approximately $0.9 million and $3.2 million during the three and six months ended June 30, 2009, respectively.

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

In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, (FAS 142) we do not amortize our broadcast licenses. We test our broadcast licenses for impairment at least annually or when indicators of impairment are identified. Our valuations principally use the discounted cash flow methodology, an income approach based on market revenue projections and not company-specific projections, which assumes broadcast licenses are acquired and operated by a third party. This approach incorporates several variables including, but not limited to, types of signals, media competition, audience share, market advertising revenue projections, anticipated operating margins, capital expenditures and discount rates that are based on the weighted average costs of capital for the broadcasting markets in which we operate, without taking into consideration the station’s format or management capabilities. This method calculates the estimated present value that would be paid by a prudent buyer for our FCC licenses as new radio or television stations as of the annual valuation date (September 30 of each year). If the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded.

We generally test our broadcast licenses for impairment at the individual license level. However, we aggregate broadcast licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

As a result of the continued slowdown in the U.S. advertising industry, advertising revenue projections for the markets in which we operate declined beyond levels assumed in our 2008 annual and year end impairment testing. Accordingly, we conducted an additional review of the fair value of some of our broadcast licenses in the first quarter of 2009. As such, we recorded an impairment charge of approximately $51.5 million to reduce the net book value of these broadcast licenses to their estimated fair market values. The impairment charge resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales. As no impairment indicators were noted during the three months ended June 30, 2009 or during the three and six months ended June 30, 2008, no such impairment reviews were conducted during those periods.

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

Such employment agreement has a “net value” determination date of December 31, 2009, and as of June 30, 2009, we estimated that the employee had not earned any incentive compensation amounts.

If we assumed no change in the “net value” of Liberman Broadcasting from that at June 30, 2009, we would not expect to record any deferred compensation expense during the remainder of 2009 relating solely to the time vesting portion of the deferred compensation. The employment agreement requires us to pay the deferred compensation amount in cash unless Liberman Broadcasting’s common stock becomes publicly traded, at which time we may pay such amount in cash or Liberman Broadcasting’s common stock, at our option.

Commitments and contingencies

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called “contingencies,” and our accounting for these events is prescribed by SFAS No. 5, “Accounting for Contingencies.”

The accrual of a contingency involves considerable judgment on the part of our management. We use our internal expertise, and outside experts (such as lawyers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. We currently do not have any material contingencies that we believe require loss accruals; however, we refer you to Note 7 of our condensed consolidated financial statements for a discussion of other known contingencies.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” which defers the implementation for certain non-recurring, nonfinancial assets and liabilities from fiscal years beginning after November 15, 2007 to fiscal years beginning after November 15, 2008, which will be our fiscal year 2009. In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” which clarifies the application of FAS 157 in a market that is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 and the remaining provisions of FAS 157 did not have a material effect on our results of operations, financial position or cash flows.

In addition, in February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under FAS 159, a company may elect to use fair value to measure certain financial assets and liabilities and any changes in fair value are recognized in earnings. This statement was effective on January 1, 2008. We did not elect the fair value option upon adoption of FAS 159.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (FAS 141R), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R also changes the accounting for the treatment of acquisition related transaction costs. FAS 141R became effective and we adopted the provisions of FAS 141R on January 1, 2009. As such, the accompanying condensed consolidated statements of operations for the six months ended June 30, 2009 include a charge of approximately $0.4 million, which relates to the write-off of pre-acquisition costs for certain asset purchases that did not close prior to December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (FAS 160), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. FAS 160 became effective for us on January 1, 2009. The adoption of FAS 160 did not have a material impact on the disclosures required in our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FAS 161), which requires enhanced disclosures for derivative and hedging activities. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items effect and entity’s financial position, financial performance and cash flows. FAS 161 was adopted on January 1, 2009.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The intent of this FSP is to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP 142-3 did not have a material effect on our financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). The provisions of FSP 157-4 became effective for us on April 1, 2009. FSP 157-4 provides additional guidance on how to determine the fair value of assets and liabilities under FAS 157. The adoption of FSP 157-4 did not have a material impact on our results of operations, financial position or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1 and APB 28-1, respectively). FSP 107-1 and APB 28-1 amends SFAS No. 107 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require these disclosures in all interim financial statements. The provisions of FSP 107-1 and APB 28-1 became effective for us on April 1, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on the disclosures required in our financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (FSP 115-2 and FSP 124-2, respectively). FSP 115-2 and FSP 124-2 incorporates impairment guidance for debt securities from various sources of authoritative literature and clarifies the interaction of the factors that should be considered when determining whether a debt security is other than temporarily impaired. The provisions of FSP 115-2 and FSP 124-2 became effective for us on April 1, 2009. The adoption of FSP 115-2 and FSP 124-2 did not have a material impact on our results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (FAS 165). FAS 165 requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. We adopted FAS 165 for the period ended June 30, 2009. The adoption of FAS 165 did not have a material impact on the disclosures required in our consolidated financial statements. We considered subsequent events through August 14, 2009 for disclosure in this Quarterly Report on Form 10-Q, which is the date the financial statements were available to be issued.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (FAS 167). Among other things, FAS 167 amends FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (Revised December 2003), (FIN 46(R)) to replace the calculation for determining which entities, if any, have a controlling financial interest in a variable interest entity (VIE) from a quantitative based risks and rewards calculation, to a qualitative approach that focuses on identifying which entities have the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and, the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires ongoing assessments as to whether an enterprise is the primary beneficiary of a VIE (previously, reconsideration was only required upon the occurrence of specific events), modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIEs. FAS 167 will be effective for us beginning January 1, 2010. We are currently evaluating the effect that adoption of this standard will have on our consolidated financial position and results of operations when it becomes effective in 2010.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on the foregoing, our President and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Our dispute with Broadcast Music, Inc. relating to royalties is ongoing. No material developments in this matter occurred during the three months ended June 30, 2009. For more information on these proceedings, see “Item 1. Legal Proceedings” in our Annual Report on Form 10-K for the twelve month period ended December 31, 2008 and Note 7 to our condensed consolidated financial statements in “Part I. Financial Information”.

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

Date: August 14, 2009