Form 10-Q
period 2009-09-30
LBI MEDIA HOLDINGS INC
filed 2009-11-16
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 13, 2009, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$1,109	$450
Accounts receivable (less allowances for doubtful accounts of $3,810 as of September 30, 2009 and $3,072 as of December 31, 2008)	20,488	18,244
Current portion of program rights, net	288	457
Amounts due from related parties	213	175
Current portion of notes receivable from related parties	465	457
Current portion of employee advances	735	744
Prepaid expenses and other current assets	1,627	1,862
Assets held for sale	5,197	—

Total current assets	30,122	22,389
Property and equipment, net	93,574	95,745
Broadcast licenses, net	161,659	292,343
Deferred financing costs, net	7,033	8,131
Notes receivable from related parties, excluding current portion	2,542	2,399
Employee advances, excluding current portion	911	888
Program rights, excluding current portion	5,038	738
Other assets	5,576	5,420

Total assets	$306,455	$428,053

Liabilities and stockholder’s deficiency
Current liabilities:
Cash overdraft	$—	$395
Accounts payable	2,270	4,414
Accrued liabilities	6,707	4,071
Accrued interest	6,196	9,633
Current portion of long-term debt	1,353	1,347

Total current liabilities	16,526	19,860
Long-term debt, excluding current portion	428,037	415,998
Fair value of interest rate swap	6,036	7,627
Deferred income taxes	11,956	23,691
Other liabilities	1,604	1,683

Total liabilities	464,159	468,859

Commitments and contingencies

Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares — 1,000
Issued and outstanding shares — 100	—	—
Additional paid-in capital	62,970	63,056
Accumulated deficit	(220,674)	(103,862)

Total stockholder’s deficiency	(157,704)	(40,806)

Total liabilities and stockholder’s deficiency	$306,455	$428,053

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$27,520	$30,493	$77,062	$90,203
Operating expenses:
Program and technical, exclusive of depreciation shown below	5,914	6,889	16,130	19,407
Promotional, exclusive of depreciation shown below	878	1,026	2,139	2,339
Selling, general and administrative, exclusive of depreciation shown below	10,084	9,906	30,522	31,253
Depreciation	2,441	2,579	7,259	7,407
Loss on disposal of property and equipment	—	824	941	824
Impairment of broadcast licenses	75,077	46,666	126,543	46,666

Total operating expenses	94,394	67,890	183,534	107,896

Operating loss	(66,874)	(37,397)	(106,472)	(17,693)
Interest expense, net of amounts capitalized	(8,457)	(9,213)	(25,159)	(27,822)
Interest rate swap income (expense)	234	(88)	1,591	(14)
Gain on note purchase	—	—	520	—
Equity in losses of equity method investment	(40)	(213)	(103)	(213)
Impairment of equity method investment	—	(161)	—	(161)
Interest and other income (expense)	44	(38)	89	18

Loss before (provision for) benefit from income taxes and discontinued operations	(75,093)	(47,110)	(129,534)	(45,885)
(Provision for) benefit from income taxes	(3,310)	15,575	12,034	10,666

Loss from continuing operations	(75,403)	(31,535)	(117,500)	(35,219)
Income from discontinued operations, net of tax (provision) benefit of $0, $0, $0 and $0	55	318	688	962

Net loss	$(78,348)	$(31,217)	$(116,812)	$(34,257)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(116,812)	$(34,257)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	7,312	7,460
Loss on sale and disposal of property and equipment	941	891
Impairment of broadcast licenses	126,817	46,666
Impairment of equity method investment	—	161
Equity in losses of equity method investment	103	213
Stock-based compensation	21	—
Amortization of deferred financing costs	1,098	1,062
Amortization of discount on subordinated notes	204	189
Amortization of program rights	2,107	413
Accretion on senior discount notes	—	5,243
Gain on note purchase	(520)	—
Interest rate swap (income) expense	(1,591)	14
Provision for doubtful accounts	1,660	929
Changes in operating assets and liabilities:
Cash overdraft	(395)	—
Accounts receivable	(3,904)	(5,493)
Program rights	(6,238)	(1,159)
Amounts due from related parties	(20)	(39)
Prepaid expenses and other current assets	235	(33)
Employee advances	(14)	(418)
Accounts payable	(1,271)	(43)
Accrued liabilities	2,676	(454)
Accrued interest	(3,437)	(5,054)
Deferred income taxes	(11,735)	(10,813)
Other assets and liabilities	(159)	(68)

Net cash (used in) provided by operating activities	(2,922)	5,410

Investing activities
Purchases of property and equipment	(8,322)	(7,524)
Deposits on purchases of property and equipment	(229)	—
Acquisition of broadcast licenses	(3)	(139)
Notes receivable issued to related parties	(125)	—
Repayment of notes receivable from related parties	6	—
Investment in PortalUno, Inc. (including acquisition costs)	—	(488)
Acquisition costs (including amounts deposited into escrow for the acquisition of selected radio station assets)	—	(999)
Net proceeds from the sale of property and equipment	—	670

Net cash used in investing activities	(8,673)	(8,480)

Financing activities
Proceeds from bank borrowings	43,700	38,700
Payments on bank borrowings	(30,859)	(36,229)
Purchase of senior discount notes	(480)	—
Payments of deferred financing costs	—	(499)
Distributions to Parent	(107)	(242)

Net cash provided by financing activities	12,254	1,730

Net increase (decrease) in cash and cash equivalents	659	(1,340)
Cash and cash equivalents at beginning of period	450	1,697

Cash and cash equivalents at end of period	$1,109	$357

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable:
Purchases of property and equipment	$458	$1,351

Acquisition costs	$—	$564

Cash paid during the period for:
Interest	$27,334	$26,329

Income taxes	$266	$214

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

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance and purchase of a portion of its senior discount notes (see Note 7) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends, distributions and/or loans from its subsidiaries, which are subject to restrictions by LBI Media’s senior credit facilities and the indenture governing the senior subordinated notes issued by LBI Media (see Note 7). Parent-only condensed financial information of LBI Media Holdings on a stand-alone basis has been presented in Note 14.

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

As more fully described in Note 4, in October 2009, the Company entered into an asset purchase agreement to sell radio station KSEV-AM (in the Houston, Texas market) for $6.5 million in cash. Consummation of the disposition is subject to regulatory approval from the FCC and to other customary closing conditions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”) issued by the Financial Accounting Standards Board (“FASB”), the Company has reported the operating results of KSEV-AM for all periods presented in discontinued operations within the accompanying condensed consolidated statements of operations. FAS 144 was incorporated into FASB Accounting Standards Codification (“ASC”) 360 “Impairment or Disposal of Long-Lived Assets” under the new FASB codification (see Note 2).

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

In the third quarter of 2009, the Company began providing its original programming through its “EstrellaTV” network to its affiliated stations. Currently, this affiliate network consists of seventeen television stations in various states serving specific market areas, including six in Texas, four in Florida, two in California and one each in Arizona, Nevada, New Mexico, New York and Oregon.

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

2. Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“FAS 168”) “—a replacement of FASB Statement No. 162”. FAS 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was incorporated into ASC 105 “Generally Accepted Accounting Principles” under the new FASB codification which became effective on July 1, 2009. The new codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. The Company adopted this statement on July 1, 2009. The Company has included the references to the codification, as appropriate, in these consolidated financial statements. Adoption of this statement did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. Under the new codification, FAS 157 was incorporated into ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. FAS 159 was incorporated into ASC 825 “The Fair Value Option for Financial Assets and Liabilities” (“ASC 825”), under the new FASB codification. Under ASC 825, a company may elect to use fair value to measure certain financial assets and liabilities and any changes in fair value are recognized in earnings. This statement was effective on January 1, 2008. The Company did not elect the fair value option upon adoption of ASC 825.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R also changed the accounting for the treatment of acquisition related transaction costs. FAS 141R was incorporated into ASC 805 “Business Combinations” (“ASC 805”), under the new FASB codification. This ASC 805 update became effective and the Company adopted the provisions of this ASC 805 update on January 1, 2009. As such, the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009 include a charge of approximately $0.4 million, which relates to the write-off of pre-acquisition costs for certain asset purchases that did not close prior to December 31, 2008 (see Note 8).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. FAS 160 was incorporated into ASC 810 “Consolidation” (“ASC 810”). ASC 810 became effective on January 1, 2009. The adoption of ASC 810 did not have a material effect on the Company’s consolidated results of operations, cash flows or financial condition.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of FAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Under the new codification, FSP 157-2 was incorporated into ASC 820. The Company adopted this ASC update on January 1, 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures for derivative and hedging activities. FAS 161 was incorporated into ASC 815 “Derivatives and Hedging” (“ASC 815”). The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items effect and entity’s financial position, financial performance and cash flows. ASC 815 was adopted on January 1, 2009. The adoption of this ASC update did not have a material impact on the disclosures required in the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Lives of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. Under the new codification this FSP was incorporated into two different ASC’s, ASC 275 “Risks and Uncertainties” (“ASC 275”) and ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”). This interpretation was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The Company adopted these ASC’s on January 1, 2009, and they did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures related to existing intangible assets.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) which clarifies the application of FAS 157 in a market that is not active. FSP 157-3 was incorporated unto ASC 820. This ASC update became effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this ASC update did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

ASC 820 establishes a new framework for measuring fair value and expands related disclosures. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets and liabilities that can be assessed at a measurement date.

Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2009 and December 31, 2008, respectively, the fair values of the Company’s financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
		(In thousands)
As of September 30, 2009
Liabilities subject to fair value measurement:
Interest rate swap (a)	$6,036	$—	$6,036	$—

Total	$6,036	$—	$6,036	$—

As of December 31, 2008
Liabilities subject to fair value measurement:
Interest rate swap (a)	$7,627	$—	$7,627	$—

Total	$7,627	$—	$7,627	$—

(a)	Based on London Interbank Offered Rate (“LIBOR”). See “Interest Rate Swap” in Note 7.

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

As of September 30, 2009, each major category of assets and liabilities measured at fair value on a non-recurring basis during the period is categorized as follows:

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
		(In thousands)
As of September 30, 2009
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$161,659	$—	$—	$161,659	$(126,543)
Broadcast licenses held for sale	3,870	—	—	3,870	(274)

Total	$165,529	$—	$—	$165,529	$(126,817)

As of December 31, 2008, the total recorded carrying value of the Company’s broadcasting licenses was approximately $292.3 million. Pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), (which was incorporated into ASC 350 “Goodwill and Other Intangible Assets” under the FASB codification), and in connection with an interim impairment test performed for asset values as of March 31, 2009 and its annual impairment test performed as of September 30, 2009, the carrying values for several of the Company’s radio and television broadcasting licenses were written down to their estimated fair values, resulting in a total broadcast license carrying value of approximately $240.9 million as of March 31, 2009 and $161.7 million as of September 30, 2009 (excluding the broadcast license of radio station KSEV-AM which is classified as held for sale as of September 30, 2009). The broadcast license write-downs resulted in impairment charges of approximately $75.1 million and $126.5 million for the three and nine months ended September 30, 2009, respectively (excluding $0.3 million in impairment charges relating to radio station KSEV-AM for the three and nine months ended September 30, 2009, which is included in discontinued operations in the accompanying condensed consolidated statements of operations). The Company’s 2008 annual impairment test resulted in total broadcast license write downs of approximately $46.7 million for the three and nine months ended September 30, 2008. Such charges are recorded as impairment of broadcast licenses in the accompanying condensed consolidated statements of operations. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 3 “Broadcast Licenses”.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”), which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. FSP 115-2 and FSP 124-2 were incorporated into ASC 320 “Investments—Debt and Equity Securities” under the new FASB codification. This ASC update became effective for interim periods ending after June 15, 2009. The Company adopted this update during the second quarter of 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed,” (“FSP 157-4”). FSP 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. Under the new codification, FSP 157-4 was incorporated into ASC 820. This update became effective for the Company’s financial statements as of June 30, 2009 and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition and did not require additional disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which increases the frequency of fair value disclosures from annual only to quarterly. Under the new codification, FSP 107-1 and APB 28-1 were incorporated into ASC 825. This ASC update became effective for the Company’s financial statements as of June 30, 2009.

The carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash and equivalents, accounts receivable, accounts payable and accrued liabilities, and other similar items) approximate fair value due to the short-term nature of such instruments. The estimated fair value of LBI Media’s 2007 Senior Subordinated Notes (see Note 7), based on quoted bid prices, was approximately $141.8 million and $80.1 million at September 30, 2009 and December 31, 2008,

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively, (carrying value of $225.6 million and $225.4 million as of September 30, 2009 and December 31, 2008, respectively). The estimated fair value of LBI Media Holdings’ Senior Discount Notes (see Note 7), based on quoted bid prices, was approximately $26.3 million and $18.6 million at September 30, 2009 and December 31, 2008, respectively (carrying values of $45.4 million and $46.4 million as of September 30, 2009 and December 31, 2008, respectively). The Company’s other long-term debt has variable interest rates or rates that the Company believes approximate current market rates and, accordingly, the carrying value is a reasonable estimate of its fair value.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. This statement was incorporated into ASC 855 “Subsequent Events” (“ASC 855”). The Company adopted ASC 855 for the period ended June 30, 2009. The adoption of ASC 855 did not have a material effect on the disclosures required in the Company’s consolidated financial statements. The Company considered subsequent events through November 13, 2009 for disclosure in this Quarterly Report on Form 10-Q, which is the date the financial statements were available to be issued.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“FAS 167”), which amended the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 was incorporated into ASC 810 “Consolidation.” ASC 810 is effective for financial statements issued for fiscal years periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company will adopt ASC 810 on January 1, 2010 and is still assessing the impact the pronouncement will have on the Company’s consolidated results of operations, cash flows and financial condition.

3. Broadcast Licenses

The Company’s indefinite-lived assets consist of its FCC broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.7 million at September 30, 2009 and December 31, 2008.

In accordance with ASC 350-30 “General Intangibles Other Than Goodwill” (“ASC 350-30”), the Company no longer amortizes its broadcast licenses. The Company tests its broadcast licenses for impairment at least annually or when indicators of impairment are identified. The Company’s valuations principally use the discounted cash flow methodology, an income approach based on market revenue projections, and not company-specific projections, which assumes broadcast licenses are acquired and operated by a third party. This approach incorporates several variables including, but not limited to, types of signals, media competition, audience share, market advertising revenue projections, anticipated operating margins, capital expenditures and discount rates that are based on the weighted average costs of capital for the broadcasting markets in which the Company operates, without taking into consideration the station’s format or management capabilities. This method calculates the estimated present value that would be paid by a prudent buyer for the Company’s FCC licenses as new radio or television stations. If the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded.

The Company generally tests its broadcast licenses for impairment at the individual license level. However, the Company has applied the guidance of Emerging Issues Task Force Issue No. 02-07, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets” (“EITF 02-07”), to certain of its broadcast licenses. EITF 02-07 was incorporated into ASC 350-30 under the FASB codification. ASC 350-30 states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. Accordingly, the Company aggregates broadcast licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

In the first quarter of 2009, the Company conducted an interim review of the fair value of some of its broadcast licenses. This review primarily resulted from the continued slowdown in the U.S. advertising industry, which reduced advertising revenue projections for the markets in which the Company operates beyond levels assumed in its 2008 annual and year end impairment testing. Based on its evaluation, the Company determined that several of its radio and television broadcast licenses were impaired and

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recorded an impairment charge of approximately $51.5 million to reduce the net book value of these broadcast licenses to their estimated fair market values.

During the three months ended September 30, 2009, the Company completed its annual impairment review and concluded that several of its broadcast licenses were impaired. As such, the Company recorded a non-cash impairment loss of approximately $75.1 million to reduce the net book value of these broadcast licenses to their estimated fair market values. The Company also recorded a $0.3 million impairment charge during the three months ended September 30, 2009 relating to radio station KSEV-AM, which is included in discontinued operations in the accompanying condensed consolidated statements of operations (see Note 4). During the three months ended September 30, 2008, the Company recorded a non-cash impairment loss of $46.7 million resulting from its 2008 annual impairment review. The impairment charges resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales.

Below are key assumptions used in the income approach model for estimating asset fair values for the impairment testing performed as of September 30, 2009 and December 31, 2008. Ranges are included because the Company evaluates each station on an individual basis (or cluster basis for simulcast stations) for impairment and the ranges reflect the range of assumptions for the stations included in the categories below.

Radio Broadcasting Licenses	September 30, 2009	December 31, 2008
Discount Rate	12.7%	10.8%
2009 Market Growth Rate Range	(17.6)% - (24.0)%	(6.6)% - (10.3)%
Out-year Market Growth Rate Range	0.8% - 2.0%	2.6% - 3.2%
Market Share Range (1)	0.2% - 11.8%	0.1% - 11.4%
Operating Profit Margin Range (1)	(4.3)% - 32.9%	(5.1)% - 37.8%

Television Broadcasting Licenses	September 30, 2009	December 31, 2008
Discount Rate	12.6%	11.2%
2009 Market Growth Rate Range	(17.0)% - (22.0)%	(6.5)% - (7.5)%
Out-year Market Growth Rate Range	1.4% - 2.4%	2.0% - 3.7%
Market Share Range (1)	0.2% - 2.5%	1.0% - 2.6%
Operating Profit Margin Range (1)	9.8% - 31.3%	10.3% - 32.2%

(1)	Excludes first year of operations.

4. Assets Held for Sale and Discontinued Operations

In October 2009, two of LBI Media Holdings’ indirect, wholly owned subsidiaries entered into an asset purchase agreement to sell certain assets of radio station KSEV-AM, in the Houston, Texas market, to Patrick Broadcasting, LP, for approximately $6.5 million in cash, subject to certain adjustments. Those assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) the transmission facility, (iii) and broadcast and other studio equipment used to operate the station. Consummation of the disposition is subject to regulatory approval from the FCC and to other customary closing conditions. The sale is expected to close in the first half of 2010.

Upon the consummation of the disposition, the Company will no longer own or operate the station, and therefore, the station’s operations and cash flows will be eliminated from the Company’s ongoing operations. Accordingly, the accompanying condensed consolidated financial statements reflect the operating results of radio station KSEV-AM as discontinued operations. The Company has presented the related net assets as assets held for sale and reclassified the related revenue and expenses as discontinued operations.

Assets classified as assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell and are not depreciated and amortized while classified as held for sale. The fair value of assets held for sale is based on estimates of future cash flows, which may include expected proceeds to be received or the present value of estimated future cash flows. Costs to sell are the direct incremental costs estimated to transact a sale. A loss is recognized for any initial or subsequent write-down to fair value less costs to sell. A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information of the major classes of assets held for sale in the accompanying condensed consolidated balance sheets for the discontinued KSEV-AM radio operations as of September 30, 2009 is as follows (unaudited, in thousands):

September 30, 2009
Property and equipment, net	$1,327
Broadcast licenses	3,870

Total assets held for sale	$5,197

Carrying value of net assets held for sale	$5,197

Summarized financial information in the accompanying condensed consolidated statements of operations for the discontinued KSEV-AM radio operations is as follows (unaudited, in thousands):

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2009	2008	2009	2008
Net revenue	$359	$350	$1,045	$1,055

Income before income taxes	55	318	688	962
Income tax (expense) benefit	—	—	—	—

Income from discontinued operations, net of taxes	$55	$318	$688	$962

5. Loss on Disposal of Property and Equipment

During the nine months ended September 30, 2009, the Company disposed of certain analog television equipment that the Company deemed would no longer be of use. As a result, the Company recorded a $0.9 million loss to write-off the net book value of such equipment. This charge is included in loss on disposal of property in the accompanying condensed consolidated statements of operations.

In September 2008, Hurricane Ike caused substantial damage across the state of Texas. As a result of this hurricane, the Company sustained damage to its corporate office and broadcast facility in Houston and several of its tower and transmitter sites and recorded a charge of approximately $585,000 to write off the carrying value of all assets damaged by the hurricane. As such, the write-off of these assets is included in loss on sale and disposal of property and equipment in the accompanying condensed consolidated statements of operations.

During the three and nine months ended September 30, 2008, the Company also disposed of $0.2 million in other property and equipment which was removed from operations.

6. Program Rights

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. Prior to January 1, 2009, television production costs for all programs were charged to operating expense as incurred because the Company had estimated that the useful lives of these programs did not exceed one year. Beginning January 1, 2009, the Company determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the current fiscal year, and therefore, television production costs for these programs are charged to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe have a useful life beyond the current fiscal year are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. The adoption impact of the change in estimate of the useful life for certain television programs was a reduction in program and technical expenses of approximately $1.3 million and $4.5 million during the three and nine months ended September 30, 2009, respectively.

Television program rights acquired by the Company from third-party vendors are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the succeeding year and program rights payable due within one year are classified as current assets and current liabilities, respectively.

7. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2009	December 31, 2008
	(In thousands)
2006 Revolver due 2012	$40,500	$26,650
2006 Term Loan due 2012	116,000	116,900
2007 Senior Subordinated Notes due 2017	225,561	225,356
Senior Discount Notes due 2013	45,383	46,383
2004 Empire Note due 2019	1,946	2,056

	429,390	417,345
Less current portion	(1,353)	(1,347)

	$428,037	$415,998

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

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the original principal amount of the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for the $10.0 million increase in the principal amount of the 2006 Term Loan ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Revolver and 2006 Term Loan bore interest at rates between 1.75% and 4.25%, including the applicable margin, at September 30, 2009.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. Under the 2006 Revolver, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement). As of September 30, 2009, LBI Media was in compliance with all such covenants.

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

The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below) earlier than one year prior to the stated maturity of the Senior Discount Notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. At September 30, 2009, LBI Media was in compliance with all such covenants.

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

Senior Discount Notes due 2013

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The Senior Discount Notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest did not accrue and was not payable on the notes prior to October 15, 2008 and instead the value of the notes increased each period until it equaled $68.4 million on October 15, 2008; such accretion (approximately $1.8 million and $5.4 million for the three and nine months ended September 30, 2008, respectively) was recorded as additional interest expense by LBI Media Holdings. On October 15, 2008, cash interest began to accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15.

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

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of September 30, 2009, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the 2007 Senior Subordinated Notes.

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

Scheduled Debt Repayments

As of September 30, 2009, the Company’s long-term debt had scheduled repayments as follows:

(in thousands)
Remainder of 2009	$337
2010	1,356
2011	1,364
2012	153,974
2013	45,566
Thereafter	226,793

$429,390

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

The Company accounts for its interest rate swap in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”). As noted above, the effect of the interest rate swap is to fix the interest rate at 7.56% on the Company’s variable rate borrowings (including the applicable margin). However, changes in the fair value of the interest rate swap for each reporting period have been recorded in interest rate swap income in the accompanying condensed consolidated statements of operations because the interest rate swap does not qualify for hedge accounting.

The fair value of the interest rate swap agreement at each balance sheet date was as follows (unaudited, in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	September 30, 2009	December 31, 2008
Interest rate swap agreement	Other long-term liabilities	$6.0	$7.6

The following table presents the effect of the interest rate swap agreement on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 (unaudited, in millions):

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives Not Designated As Hedging Instruments	Location of Gain (Loss)	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Interest rate swap agreement	Interest rate swap income (expense)	$0.2	$(0.1)	$1.6	$(0.0)

The Company measures the fair value of its interest rate swap on a recurring basis pursuant to ASC 820. As described in Note 2, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are: Level 1, defined as inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes this swap contract as Level 2.

As a result of the adoption of ASC 820, the Company modified the assumptions used in measuring the fair value of its interest rate swap. Specifically, the Company now includes the impact of its own credit risk on the interest rate swap, which is measured at fair value under ASC 820. Counterparty credit risk adjustments are applied to the valuation of the interest rate swap, if necessary. Because all counterparties do not have the same credit risk, the counterparty’s credit risk is considered in order to estimate the fair value of such an item. In addition, bilateral or “own” credit risk adjustments are applied to the Company’s own credit risk when valuing derivatives measured at fair value. Credit adjustments consider the estimated future cash flows between the Company and its counterparty under the terms of the instruments and affect the credit risk on the valuation of those cash flows.

The fair value of the Company’s interest rate swap was a liability of $6.0 million and $7.6 million at September 30, 2009 and December 31, 2008, respectively. The fair value of the interest rate swap represents the present value of the expected future cash flows that are estimated to be received from or paid to a marketplace participant of the instrument. It is valued using inputs such as broker dealer quotes and adjusted for non-performance risk, which are based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy.

Interest Paid and Capitalized

The total amount of interest paid (net of amounts capitalized) was approximately $11.6 million and $11.9 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $27.3 million and $26.3 million for the nine months ended September 30, 2009 and 2008, respectively. Interest is capitalized on individually significant construction projects during the construction period. Capitalized interest was approximately $43,000 and $6,000, for the three months ended September 30, 2009 and 2008, respectively, and approximately $103,000 and $7,000 for the nine months ended September 30, 2009 and 2008, respectively. Capitalized interest in both 2009 and 2008 relates to the construction of a new corporate office building and broadcast studio facility in Dallas, Texas.

8. Acquisitions

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

$1,394

In November 2008, KRCA TV and KRCA License, as buyers, entered into an asset purchase agreement with Venture Technologies Group, LLC, as seller, pursuant to which the buyers have agreed to acquire selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from the seller. The selected assets include, among other things, licenses and

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

permits authorized by the FCC for or in connection with the operation of the station. The total purchase price will be $6.0 million in cash, subject to certain adjustments, of which $0.6 million has been deposited into escrow. In accordance with certain provisions of ASC 805, which became effective on January 1, 2009, the Company wrote-off approximately $0.2 million in pre-acquisition costs related to this proposed acquisition. Such amount is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009. Consummation of the acquisition is currently subject to customary closing conditions, as the transaction has been granted regulatory approval from the FCC. The Company expects to close this acquisition in the first half of 2010.

In September 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC (“LBI California”) and LBI Radio License LLC (“LBI Radio”), as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers (collectively, “Sun City”), pursuant to which the buyers had agreed to acquire certain assets of radio station KVIB-FM, 95.1 FM, licensed to Phoenix, Arizona, from the sellers. Those assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was to be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million had been deposited into escrow as of September 30, 2009 and December 31, 2008. Such amount is included in other assets in the accompanying condensed consolidated balance sheets. In December 2008, the Company submitted a formal notice to Sun City to terminate the asset purchase agreement as a result of a material adverse event that the Company believes has occurred since entering into the asset purchase agreement. Although the Company has received an objection from Sun City, it believes the $0.8 million escrow deposit is fully collectible as of September 30, 2009, and expects to recoup the deposit once the agreement has been formally terminated.

In November 2007, LBI California and LBI Radio, as buyers, entered into an asset purchase agreement with R&R Radio Corporation (“R&R Radio”), as seller, pursuant to which the buyers had agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. In accordance with certain provisions of ASC 805, which became effective on January 1, 2009, the Company wrote-off approximately $0.2 million in pre-acquisition costs related to this proposed acquisition. Such amount is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009. The selected assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) transmitter and other broadcast equipment used to operate the station. The Company intended to change the location of KDES-FM from Palm Springs, California to Redlands, California.

The aggregate purchase price was to be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million had been deposited in escrow. Such escrow amount is included in other assets in the accompanying condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008. The Company would have paid $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC (“Spectrum Scan”). As a condition to the Company’s then pending purchase of the assets from the seller, LBI California had entered into an agreement relating to the relocation and purchase of KDES-FM with Spectrum Scan whereby it would have paid $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan was conditioned on the completion of the purchase of the assets from the seller. However, if the Company had received final FCC approval and the purchase of KDES-FM was not completed, the Company would have been required to pay a $0.5 million fee to Spectrum Scan.

In July 2009, LBI California and LBI Radio entered into an assignment and assumption agreement with LC Media LP (“LC Media”) and R&R Radio, pursuant to which LBI California and LBI Radio assigned all of their rights, benefits, obligations and duties in and to a certain asset purchase agreement to purchase the selected assets of radio station KDES-FM to LC Media and LC Media assumed all of the rights, benefits, obligations and duties under such asset purchase agreement, including payment of the purchase price to R&R Radio and the entry into a substitute escrow agreement with R&R Radio. As a result, the $0.5 million escrow deposit that had been previously paid by the Company’s indirect, wholly-owned subsidiaries was returned to the Company in August 2009.

In connection with the assignment and assumption agreement, LBI California and Spectrum Scan entered into an amendment to the agreement relating to the relocation and purchase of KDES-FM, pursuant to which LBI California will pay, subject to certain exceptions, approximately $4.2 million to Spectrum Scan (instead of the $7.0 million previously agreed upon) in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California when LC Media and R&R

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Radio consummate the acquisition of the selected assets. Consummation of such transaction is subject to customary closing conditions.

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

9. Commitments and Contingencies

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

As of September 30, 2009, the Company estimated that no Incentive Compensation had been earned under the Deferred Compensation Agreement.

Litigation

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) related to disputes over royalties owed to BMI. In October 2009, the Company settled all royalty disputes relating to its television stations as well as royalties owed for the period ending December 31, 2006 for the Company’s radio stations. The remaining outstanding dispute relates to the Company’s radio stations for the period commencing January 1, 2007, for which the Company has filed an application for a reasonable license under BMI’s antitrust consent decree (the “post-court period”). As of September 30, 2009, the Company had reserved a total of approximately $1.4 million relating to the BMI dispute, of which $0.8 million related to the remaining dispute over the post-court period. The Company believes that the reserve related to the post-court period is adequate as of September 30, 2009.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

10. Related Party Transactions

The Company had approximately $3.2 million and $3.0 million due from stockholders of the Parent and from affiliated companies at September 30, 2009 and December 31, 2008, respectively. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and currently mature through December 2009. Although no specific determination has been made, the Company plans to extend certain of these loans to such stockholders beyond their current December 2009 maturity date; therefore,

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

such loans have been classified in notes receivable from related parties, net of current, in the accompanying condensed consolidated balance sheets.

The Company also had approximately $690,000 due from one if its executive officers and directors at September 30, 2009 and December 31, 2008, which is included in employee advances in the accompanying condensed consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2010.

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

The Company accounts for its investment in PortalUno using the equity method under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). APB was incorporated into ASC 323 under the FASB codification. As such, the Company’s share of PortalUno’s net loss is included in equity in losses of equity method investment in the accompanying condensed consolidated statements of operations.

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

11. Equity Incentive Plan

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

As of September 30, 2009, the only option grant under the Plan has been to one of the Company’s executive officers, which was made in December 2008, pursuant to such employee’s employment agreement. The options have a contractual term of ten years from the date of the grant and vest over 5 years. No new options were granted during the three or nine months ended September 30, 2009.

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

The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value using the Black-Scholes option pricing model was approximately $90,000 per share. Unamortized compensation as of September 30, 2009 was approximately $175,000 and is being amortized over the expected term of 7.5 years.

Stock-based compensation expense was approximately $6,000 and $0 for the three months ended September 30, 2009 and 2008, respectively, and approximately $21,000 and $0 for the nine months ended September 30, 2009 and 2008, respectively.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the Company’s stock options as of September 30, 2009:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at September 30, 2009	2.19	$1,368,083	$—	9.25
Exercisable at September 30, 2009	0.44	$1,368,083	$—	9.25
Expected to vest at September 30, 2009	1.75	$1,368,083	$—	9.25

During the nine months ended September 30, 2009, options to purchase 0.437054 shares of the Parent’s Class A common stock had vested. However, none of these stock options had been exercised and no stock options expired during the nine months ended September 30, 2009. Additionally, there was no intrinsic value for the stock options exercisable at September 30, 2009.

12. Segment Data

ASC 280 “Segment Reporting” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations. Management uses operating income or loss before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net revenues:
Radio operations	$16,465	$17,136	$44,982	$49,891
Television operations	11,055	13,357	32,080	40,312

Consolidated net revenues	27,520	30,493	77,062	90,203

Operating expenses, excluding stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses:
Radio operations	8,758	8,652	25,411	24,700
Television operations	8,112	9,169	23,359	28,299

Consolidated operating expenses, excluding stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses:	16,870	17,821	48,770	52,999

Operating income before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses:
Radio operations	7,704	8,484	19,561	25,191
Television operations	2,946	4,188	8,731	12,013

Consolidated operating income before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses	10,650	12,672	28,292	37,204

Stock-based compensation expense:
Corporate	6	—	21	—

Consolidated stock-based compensation expense	6	—	21	—

Depreciation expense:
Radio operations	1,203	1,282	3,600	3,768
Television operations	1,238	1,297	3,659	3,639

Consolidated depreciation expense	2,441	2,579	7,259	7,407

Loss on disposal of property and equipment:
Radio operations	—	425	32	425
Television operations	—	399	909	399

Consolidated loss on disposal of property and equipment	—	824	941	824

Impairment of broadcast licenses:
Radio operations	47,154	33,989	79,040	33,989
Television operations	27,923	12,677	47,503	12,677

Consolidated impairment of broadcast licenses	75,077	46,666	126,543	46,666

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Operating loss:
Radio operations	(40,653)	(27,212)	(63,111)	(12,991)
Television operations	(26,215)	(10,185)	(43,340)	(4,702)
Corporate	(6)	—	(21)	—

Consolidated operating loss	$(66,874)	$(37,397)	$(106,472)	$(17,693)

Reconciliation of operating income before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses to loss before (provision for) benefit from income taxes and discontinued operations:

Operating income before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses	$10,650	$12,672	$28,292	$37,204
Stock-based compensation expense	(6)	—	(21)	—
Depreciation	(2,441)	(2,579)	(7,259)	(7,407)
Loss on disposal of property and equipment	—	(824)	(941)	(824)
Impairment of broadcast licenses	(75,077)	(46,666)	(126,543)	(46,666)
Gain on note purchase	—	—	520	—
Equity in losses of equity method investment	(40)	(213)	(103)	(213)
Impairment of equity method investment	—	(161)	—	(161)
Interest expense, net of amounts capitalized	(8,457)	(9,213)	(25,159)	(27,822)
Interest rate swap income (expense)	234	(88)	1,591	(14)
Interest and other income (expense)	44	(38)	89	18

Loss before (provision for) benefit from income taxes and discontinued operations	$(75,093)	$(47,110)	$(129,534)	$(45,885)

13. Income Taxes

During the nine months ended September 30, 2009 and 2008, respectively, the Company recorded approximately $126.8 million and $46.7 million in non-cash impairment charges to reduce the value of certain broadcast licenses. The impairment charge recorded in 2009 includes a $0.3 million write down in book value of the broadcast license for KSEV-AM, which is included in discontinued operations in the accompanying condensed consolidated statements of operations. These impairment charges substantially reduced the Company’s deferred tax liability because the difference between the carrying value of the broadcast licenses for income tax purposes and the value for financial reporting purposes was substantially reduced. Accordingly, the Company recorded a benefit from income taxes for the nine months ended September 30, 2009 and 2008, respectively of $12.0 million and $10.7 million. The deferred benefit from income taxes was $11.7 million and $10.8 million for the nine months ended September 30, 2009 and 2008, respectively.

The Company recorded a provision for income taxes of $3.3 million for the three months ended September 30, 2009, as compared to a benefit from income taxes of $15.6 million for the three months ended September 30, 2008. Although the Company recorded impairment charges in both the 2009 and 2008 periods, the charges recorded in 2009 caused the gross deferred tax balances to switch from liabilities to assets during the third quarter of 2009. The Company concluded that these items will not be realized in the ordinary course of operations, and therefore has provided a full valuation allowance on deferred tax assets relating to these indefinite lived intangibles. The result of the movement in the deferred tax balances relating to these intangible assets was a $3.3 million provision for income taxes in the third quarter of 2009.

The Company’s net deferred tax liabilities as of September 30, 2009 and December 31, 2008 were approximately $12.0 million and $23.7 million, respectively, and result primarily from book and tax basis differences of certain indefinite-lived intangible assets. In addition to the deferred tax liability for these indefinite-lived intangible assets, the Company has net deferred tax assets for which it has provided a full valuation allowance. The valuation allowance on deferred taxes relates to future deductible temporary differences and net operating losses for which the Company has concluded it is more likely than not that these items will not be realized in the ordinary course of operations. As of September 30, 2009 and December 31, 2008, the net deferred tax asset and the related valuation allowance were approximately $57.6 million and $19.9 million, respectively.

The Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 was incorporated into ASC 740-10 “Income Taxes” under the FASB codification. The Company’s policy is to recognize interest related to unrecognized tax benefits (“UTB”) and penalties as additional income tax expense.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of UTB for the nine months ended September 30, 2009 is as follows:

Balance at January 1, 2009	$342,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(342,000)
Settlements	—

Balance at September 30, 2009	$—

During the nine months ended September 30, 2009, the Company recognized approximately $342,000 of these UTB due to the expiration of the respective statute of limitations and, accordingly, the effective tax rate was reduced. The Company is no longer subject to federal or state income tax examinations for years prior to 2005 and 2004, respectively. As a result of the expiration of the statute of limitations in certain jurisdictions, the accrual for UTB for tax positions taken in previously filed tax returns decreased by approximately $342,000 during the second quarter of 2009. Notwithstanding the adjustments discussed above, the Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns. Additionally, the Company believes that its accruals for tax liabilities are adequate for all years open to income tax examinations based on an assessment of many factors including past experience, past examinations by taxing authorities and interpretations of tax law applied to the facts of each matter.

14. LBI Media Holdings, Inc. (Parent Company Only)

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

Condensed Balance Sheet Information:

(in thousands)

	As of
	September 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Assets
Deferred financing costs	$799	$947
Investment in subsidiary	—	15,645
Amounts due from subsidiary	689	—
Other assets	26	3

Total assets	$1,514	$16,595

Liabilities and stockholder’s deficiency
Accrued interest	$2,316	$1,093
Interest due to subsidiary	302	26
Long term debt	45,383	46,383
Notes payable to subsidiary	13,663	9,899
Losses in excess of investment in subsidiary	97,554	—

Total liabilities	159,218	57,401

Stockholder’s deficiency:
Common stock	—	—
Additional paid-in capital	62,970	63,056

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As of
	September 30, 2009	December 31, 2008
	(Unaudited)	(Note 1)
Accumulated deficit	(220,674)	(103,862)

Total stockholder’s deficiency	(157,704)	(40,806)

Total liabilities and stockholder’s deficiency	$1,514	$16,595

Condensed Statement of Operations Information:

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Income:
Equity in losses of subsidiary	$(76,948)	$(29,384)	$(113,110)	$(28,865)
Gain on note purchase	—	—	520	—
Expenses:
Interest expense	(1,400)	(1,833)	(4,222)	(5,392)

Net income (loss)	$(78,348)	$(31,217)	$(116,812)	$(34,257)

Condensed Statement of Cash Flows Information:

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows (used in) provided by operating activities:
Net loss	$(116,812)	$(34,257)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in losses of subsidiary	113,110	28,865
Gain on note purchase	(520)	—
Amortization of deferred financing costs	148	146
Accretion on senior discount notes	—	5,243
Other assets and liabilities, net	790	3
Distributions from subsidiary	107	242

Net cash (used in) provided by operating activities	(3,177)	242
Cash flows provided by (used in) financing activities:
Loan from subsidiary	3,764	—
Purchase of senior discount notes	(480)	—
Distributions to Parent	(107)	(242)

Net cash provided by (used in) financing activities	3,177	(242)
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We operate in two reportable segments, radio and television. Additionally, as of September 30, 2009, the assets of one of our radio stations serving the Houston, Texas market, is classified as held for sale.

We generate revenue from sales of local, regional and national advertising time on our radio and television stations and the sale of time to brokered or infomercial customers on our radio and television stations. Beginning in the third quarter of 2009, we also began generating advertising sales on our affiliated stations that broadcast our “EstrellaTV” network programming. In addition to our six owned and operated stations, we also broadcast our EstrellaTV network programming through a network of seventeen affiliate television stations in various states serving specific market areas including six in Texas, four in Florida, two in California and one each in Arizona, Nevada, New Mexico, New York and Oregon. Our EstrellaTV network is currently in 19 of the top 25 Hispanic designated markets and a reach of approximately 67% of the U.S. Hispanic population.

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

Dispositions

In October 2009, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of Houston LLC and Liberman Broadcasting of Houston License LLC, as sellers, entered into an asset purchase agreement with Patrick Broadcasting, LP, as buyer, pursuant to which the buyer has agreed to acquire certain assets of radio station KSEV-AM, 700AM, licensed to Tomball, Texas, from the sellers. Those assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) the transmission facility, (iii) and broadcast and other studio equipment used to operate the station. The total sale price is to be approximately $6.5 million in cash, subject to certain adjustments. Consummation of the disposition is subject to regulatory approval from the FCC and to other customary closing conditions. The sale is expected to close in the first half of 2010.

Upon the consummation of the disposition, we will no longer own or operate the station and therefore, the station’s operations and cash flows will be eliminated from our ongoing operations. Accordingly, our financial statements reflect radio station KSEV-AM as discontinued operations. We have presented the related net assets as assets held for sale and reclassified the related revenue and expenses as discontinued operations.

Acquisitions

In December 2008, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, consummated the acquisition of selected assets of low-power television station KVPA-LP, Channel 42, licensed to Phoenix, Arizona, from Latin America Broadcasting of Arizona, Inc., pursuant to an asset purchase agreement entered into by the parties in August 2008. The total purchase price of approximately $1.4 million (including acquisition costs of approximately $0.1 million) and was primarily paid for in cash. The assets acquired included, among other things, (i) licenses and permits authorized by the Federal and Communications Commission, or FCC, for or in connection with the operation of the station and (ii) transmission and other broadcast equipment used to operate the station. The purchase of these assets marked our first entry into the Phoenix market.

In November 2008, KRCA Television LLC and KRCA License LLC entered into an asset purchase agreement with Venture Technologies Group, LLC, as seller, pursuant to which we have agreed to acquire selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from the seller. The selected assets include, among other things, licenses and permits authorized by the FCC for or in connection with the operation of the station. The total purchase price will be $6.0 million in cash, subject to certain adjustments, of which $0.6 million has been deposited into escrow. Consummation of the acquisition is currently subject to customary closing conditions, as the transaction has been granted regulatory approval from the FCC. We expect to close this acquisition in the first half of 2010.

In September 2008, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers, or together, Sun City, pursuant to which we agreed to acquire certain assets of radio station KVIB-FM, 95.1 FM, licensed to Phoenix, Arizona, from Sun City. Those assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was to be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million has been deposited into escrow. In December 2008, we submitted a formal notice to Sun City to terminate the asset purchase agreement as a result of a material adverse event that we believe occurred since entering into the agreement. Although we have received an objection from Sun City, management believes the $0.8 million escrow deposit is fully collectible as of September 30, 2009, and expects to recoup the deposit once the agreement has been formally terminated.

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

In July 2009, Liberman Broadcasting of California LLC and LBI Radio License LLC entered into an assignment and assumption agreement with LC Media LP and R&R Radio Corporation, pursuant to which Liberman Broadcasting of California LLC and LBI Radio License LLC assigned all of their rights, benefits, obligations and duties in and to such asset purchase agreement to purchase the selected assets of radio station KDES-FM to LC Media and LC Media assumed all of the rights, benefits, obligations and duties under such asset purchase agreement, including payment of the purchase price to R&R Radio Corporation and the entry into a substitute escrow agreement with R&R Radio Corporation. As a result, the $0.5 million escrow deposit that had been previously paid by our subsidiaries was returned to us in August 2009. Such escrow deposit is included in other assets as of December 31, 2008 in our condensed consolidated balance sheets.

In connection with the assignment and assumption agreement, Liberman Broadcasting of California LLC and Spectrum Scan entered into an amendment to the agreement relating to the relocation and purchase of KDES-FM, pursuant to which Liberman Broadcasting of California will pay, subject to certain exceptions, approximately $4.2 million to Spectrum Scan (instead of the $7.0 million that had been previously agreed upon) in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California when LC Media and R&R Radio Corporation consummate the acquisition of the selected assets. Consummation of such transaction is subject to customary closing conditions.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net revenues:
Radio	$16,465	$17,136	$44,982	$49,891
Television	11,055	13,357	32,080	40,312

Total	$27,520	$30,493	$77,062	$90,203

Total operating expenses before stock-based compensation expense, impairment of broadcast licenses, loss on disposal of property and equipment and depreciation:
Radio	$8,761	$8,652	$25,421	$24,700
Television	8,109	9,169	23,349	28,299

Total	$16,870	$17,821	$48,770	$52,999

Stock-based compensation expense:
Corporate	$6	$—	$21	$—

Total	$6	$—	$21	$—

Impairment of broadcast licenses:
Radio	$47,154	$33,989	$79,040	$33,989
Television	27,923	12,677	47,503	12,677

Total	$75,077	$46,666	$126,543	$46,666

Loss on disposal of property and equipment:
Radio	$—	$425	$32	$425
Television	—	399	909	399

Total	$—	$824	$941	$824

Depreciation:
Radio	$1,203	$1,282	$3,600	$3,768
Television	1,238	1,297	3,659	3,639

Total	$2,441	$2,579	$7,259	$7,407

Total operating expenses:
Radio	$57,118	$44,348	$108,093	$62,882
Television	37,270	23,542	75,420	45,014
Corporate	6	—	21	—

Total	$94,394	$67,890	$183,534	$107,896
Operating loss:
Radio	$(40,653)	$(27,212)	$(63,111)	$(12,991)
Television	(26,215)	(10,185)	(43,340)	(4,702)
Corporate	(6)	—	(21)	—

Total	$(66,874)	$(37,397)	$(106,472)	$(17,693)

Adjusted EBITDA (1):
Radio	$7,704	$8,484	$19,561	$25,191
Television	2,946	4,188	8,731	12,013

Total	$10,650	$12,672	$28,292	$37,204

(1)	We define Adjusted EBITDA as net income or loss less income from discontinued operations, net of taxes, plus income tax benefit or expense, net interest expense, interest rate swap income or expense, impairment of broadcast licenses, depreciation, loss on disposal of property and equipment, stock-based compensation expense, and other non-cash gains or losses. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain non-cash items, our discontinued operations and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, or GAAP, such as cash flows from operating activities, operating income or loss and net income or loss. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net cash (used in) provided by operating activities, calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net cash (used in) provided by operating activities	$(1,925)	$1,345	$(2,922)	$5,410
Add:
Income tax expense (benefit)	3,310	(15,575)	(12,034)	(10,666)
Interest expense and other income, net	8,413	9,251	25,070	27,804
Less:
Effect of discontinued operations	(347)	(340)	(1,015)	(1,020)
Amortization of deferred financing costs	(368)	(333)	(1,098)	(1,062)
Amortization of discount on subordinated notes	(69)	(64)	(204)	(189)
Amortization of program rights	(1,093)	(133)	(2,107)	(413)
Accretion on senior discount notes	—	(1,784)	—	(5,243)
Provision for doubtful accounts	(969)	(292)	(1,660)	(929)
Loss on sale of property and equipment	—	(62)	—	(62)
Changes in operating assets and liabilities:
Accounts receivable	1,460	(100)	3,904	5,493
Cash overdraft	—	—	395	—
Program rights	2,284	—	6,238	1,159
Amounts due from related parties	—	4	20	39
Prepaid expenses and other current assets	(18)	154	(235)	33
Employee advances	7	14	14	418
Accounts payable	237	(996)	1,271	43
Accrued liabilities	(661)	323	(2,676)	454
Accrued interest	3,584	4,850	3,437	5,054
Deferred income taxes	(3,309)	15,585	11,735	10,813
Other assets and liabilities	114	825	159	68

Adjusted EBITDA	$10,650	$12,672	$28,292	$37,204

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net Revenues. Net revenues decreased by $3.0 million, or 9.7%, to $27.5 million for the three months ended September 30, 2009, from $30.5 million for the same period in 2008. The change was primarily attributable to decreased advertising revenue in both our radio and television segments, reflecting the general decline in the advertising industry consistent with the continued downturn in the local and U.S. economies.

Net revenues for our radio segment decreased by $0.7 million, or 3.9%, to $16.5 million for the three months ended September 30, 2009, from $17.2 million for the same period in 2008. This change was primarily attributable to a decline in advertising revenue in our Southern California market.

Net revenues for our television segment decreased by $2.3 million, or 17.2%, to $11.0 million for the three months ended September 30, 2009, from $13.3 million for the same period in 2008. This decrease was primarily attributable to lower advertising revenue in our California and Texas markets, reflecting the continued downturn in the local and U.S. economies.

We currently anticipate full year net revenue to decline in 2009, as compared to 2008, in both our radio and television segments as a result of the U.S. economic recession, which has negatively impacted both the national and local advertising markets.

Total operating expenses. Total operating expenses increased by $26.5 million, or 39.0%, to $94.4 million for the three months ended September 30, 2009, as compared to $67.9 million for the same period in 2008. The increase was primarily attributable to a $28.4 million increase in broadcast license impairment charges, primarily due to higher impairment charges in our California radio and television markets. The write-downs in 2009 were primarily the result of (a) a decrease in advertising revenue growth projections for the markets in which we operate, (b) an increase in discount rates and (c) a decline in cash flow multiples for recent station sales. We also experienced a modest $0.2 million increase selling, general and administrative expenses, which was primarily due to higher bad debt reserves. These increases were partially offset by:

(1)	a $1.0 million decline in program and technical expenses, primarily resulting from an increase in management’s estimate of the period over which certain of our internally produced programs contribute to our revenues. Prior to January 1, 2009, television production costs for all programs were charged to operating expense as incurred, because we had estimated that the useful lives of these programs did not exceed one year. Beginning January 1, 2009, we determined, based on an evaluation of our historical programming data, that certain of our television programs have demonstrated the ability to generate gross revenues beyond one year, and therefore, television production costs for these programs are charged to operating expense based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual program basis. If we had not made this change and continued to expense television production costs for these programs as incurred as we had in the prior fiscal year, our program and technical expenses would have been approximately $1.3 million higher for the three months ended September 30, 2009. The decline in program and technical expenses was also due to lower payroll expenses resulting from staff reductions. However, the overall decrease in program and technical expenses was partially offset by higher ratings service costs and music license fees;

(2)	a $0.8 million decline in loss on disposal of property and equipment, reflecting the absence of asset disposals in the third quarter of 2009. The loss recorded in 2008 primarily related to the damage caused by Hurricane Ike in September 2008; and

(3)	a $0.3 million decline in promotional expenses and depreciation.

Total operating expenses for our radio segment increased by $12.8 million, or 28.8%, to $57.1 million for the three months ended September 30, 2009, from $44.3 million for the three months ended September 30, 2008. This change was primarily attributable to a $13.2 million increase in broadcast license impairment charges and a $0.3 million increase in selling, general and administrative expenses. These increases were partially offset by:

(1)	a $0.4 million decline in loss on disposal of property and equipment, reflecting the absence of asset disposals in the third quarter of 2009. The loss recorded in 2008 primarily related to the damage caused by Hurricane Ike in September 2008; and

(2)	a $0.2 million decrease in program and technical, promotional and depreciation expenses.

Total operating expenses for our television segment increased by $13.7 million, or 58.3%, to $37.3 million for the three months ended September 30, 2009, from $23.6 million for the same period in 2008. This change was primarily attributable to a $15.2 million increase in broadcast license impairment charges. This increase was partially offset by:

(1)	a $0.9 million decrease in programming and technical expenses, reflecting the increase in the period over which certain in-house television productions costs are amortized, as discussed above, and lower payroll expenses resulting from staff reductions. However, the overall decrease was partially offset by higher ratings service costs and music license fees;

(2)	a $0.4 million decline in loss on disposal of property and equipment, reflecting the absence of asset disposals in the third quarter of 2009. The loss recorded in 2008 primarily related to the damage caused by Hurricane Ike in September 2008; and

(3)	a $0.2 million decrease in selling, general and administrative expenses and depreciation expense.

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

Interest expense and interest and other income. Interest expense and interest and other income decreased by $0.8 million, or 9.1%, to $8.5 million for the three months ended September 30, 2009, as compared to $9.3 million for the same period in 2008. Although the average debt balance under LBI Media’s senior secured credit facilities was higher in the third quarter of 2009, as compared to the same period in 2008, the average interest rates were lower during the current year period, which more than offset the higher debt balances. In addition, our senior discount notes began accruing cash interest at 11% in October 2008, which was lower than the effective yield at which the notes had been previously accreting. As a result, interest expense related to our senior discount notes decreased by $0.5 million during the three months ended September 30, 2009, as compared to the same period in 2008.

Our interest expense may increase in 2009 if we borrow additional amounts under LBI Media’s senior revolving credit facility to acquire additional radio or television station assets, including the acquisition of the selected assets of television station WASA-LP from Venture Technologies Group, LLC. See “—Acquisitions.”

Interest rate swap income (expense). We recorded interest rate swap income of $0.2 million for the three months ended September 30, 2009, as compared to interest rate swap expense of $0.1 million for the three months ended September 30, 2008, a change of $0.3 million. Interest rate swap income (or expense) reflects changes in the estimated fair market value of our interest rate swap during the respective period.

Equity in losses of equity method investment. In April 2008, one of our indirect, wholly owned subsidiaries purchased a 30% interest in PortalUno, Inc., or PortalUno, a development stage, online search engine for the Hispanic community. Equity in losses of equity method investment was $40,000 for the three months ended September 30, 2009, as compared to $213,000 for the same period in 2008, and represents our share of PortalUno’s net loss during the respective periods.

Impairment of equity method investment. In the third quarter of 2008, we tested our equity investment in PortalUno for impairment. Based on this analysis, including a review of the factors which contributed to the impairment charge we recorded during the third quarter relating to our broadcast licenses, we determined that an other-than-temporary decline in the estimated fair value of the investment had occurred. As such, during the three months ended September 30, 2008, we recorded a $0.2 million impairment charge to reduce the carrying value of the investment to its estimated fair value. No such impairment was recorded in the third quarter of 2009.

(Provision for) benefit from income taxes. During the three months ended September 30, 2009, we recorded a provision for income taxes of $3.3 million as compared to a benefit from income taxes of $15.6 million for the same period in 2008, a change of $18.9 million. Although we recorded broadcast license impairment charges in both the 2009 and 2008 periods (which generally produces a tax benefit because of the reduction in the difference between the carrying value of the broadcast licenses for income tax and financial reporting purposes), the charges recorded in 2009 caused the gross deferred tax balances to switch from liabilities to assets. Due to our conclusion that these items (along with all other deferred tax assets) will not be realized in the ordinary course of operations, we provided full valuation allowance on deferred tax assets relating to these indefinite lived assets. The result of the change in the deferred tax balances relating to these intangible assets was a $3.3 million provision for income taxes in the third quarter of 2009.

Income from discontinued operations. In October 2009, we entered into a definitive agreement to sell radio station KSEV-AM in our Texas market, which we currently expect to be completed during the first half of 2010. Upon the closing of the disposition, we will no longer own or operate this station. In accordance with Accounting Standards Codification (“ASC”) 360-10-45, “Impairment or Disposal of Long-Lived Assets” (“ASC 360-10-45”), we reported the operating results of KSEV-AM in discontinued operations within the accompanying condensed consolidated statements of operations. Income from discontinued operations, net of taxes, decreased to $0.1 million for the three months ended September 30, 2009, as compared to $0.3 million for the same period in 2008, a change of $0.2 million. The decrease was primarily attributable to a $0.3 million broadcast license impairment charge recognized during the third quarter of 2009, as compared to no charge recorded during the corresponding period in 2008.

Net loss. We recognized a net loss of $78.3 million for the three months ended September 30, 2009, as compared to $31.2 million for the same period of 2008, a decrease of $47.1 million. This change was primarily attributable to the $29.5 million increase in operating loss due to changes in revenues and expenses discussed above, and the $18.9 million change in the income tax provision.

Adjusted EBITDA. Adjusted EBITDA decreased by $2.0 million, or 16.0%, to $10.7 million for the three months ended September 30, 2009, as compared to $12.7 million for the same period in 2008. This change was primarily the result of the overall decline in radio and television advertising revenues, partially offset by the decrease in program and technical expenses.

Adjusted EBITDA for our radio segment decreased by $0.8 million, or 9.2%, to $7.7 million for the three months ended September 30, 2009, as compared to $8.5 million for the same period in 2008. The decrease was primarily the result of the decline in advertising revenues and the increase in selling, general and administrative expenses. However, these changes were partially offset by the decline in promotional expenses, as discussed above.

Adjusted EBITDA for our television segment decreased by $1.2 million, or 29.6%, to $2.9 million for the three months ended September 30, 2009, from $4.1 million for the same period in 2008. This decrease was primarily the result of lower advertising revenue, partially offset by declines in program and technical and selling, general and administrative expenses, as discussed above.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Net Revenues. Net revenues decreased by $13.1 million, or 14.6%, to $77.1 million for the nine months ended September 30, 2009, from $90.2 million for the same period in 2008. The change was primarily attributable to decreased advertising revenue in both our radio and television segments, reflecting the general decline in the advertising industry consistent with the continued downturn in the local and U.S. economies.

Net revenues for our radio segment decreased by $4.9 million, or 9.8%, to $45.0 million for the nine months ended September 30, 2009, from $49.9 million for the same period in 2008. This change was primarily attributable to a decline in advertising revenue in our California and Texas markets.

Net revenues for our television segment decreased by $8.2 million, or 20.4%, to $32.1 million for the nine months ended September 30, 2009, from $40.3 million for the same period in 2008. This decrease was primarily attributable to lower advertising revenue in all of our markets, reflecting the continued downturn in the local and U.S. economies.

Total operating expenses. Total operating expenses increased by $75.6 million, or 70.1%, to $183.5 million for the nine months ended September 30, 2009, as compared to $107.9 million for the same period in 2008. The increase was primarily attributable to a $79.9 million increase in broadcast license impairment charges, primarily resulting from higher impairment charges in our California market. The write-downs in 2009 were primarily attributable to (a) a decrease in advertising revenue growth projections for the markets in which we operate, (b) an increase in discount rates and (c) a decline in cash flow multiples for recent station sales. These increases were partially offset by:

(1)	a $3.3 million decline in program and technical expenses, primarily resulting from an increase in management’s estimate of the period over which certain of our internally produced programs contribute to our revenues. Prior to January 1, 2009, television production costs for all programs were charged to operating expense as incurred, because we had estimated that the useful lives of these programs did not exceed one year. Beginning January 1, 2009, we determined, based on an evaluation of our historical programming data, that certain of our television programs have demonstrated the ability to generate gross revenues beyond one year, and therefore, television production costs for these programs are charged to operating expense based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual program basis. If we had not made this change and continued to expense television production costs for these programs as incurred as we had in the prior fiscal year, our program and technical expenses would have been approximately $4.5 million higher for the nine months ended September 30, 2009. The decline in program and technical expenses was also due to lower payroll expenses resulting from staff reductions. However, the overall decrease in program and technical expenses was partially offset by higher ratings service costs and music license fees;

(2)	a $0.7 million decline in selling, general and administrative expenses, primarily due to lower sales commissions expenses, reflecting lower net revenues and commission payout rates; and

(3)	a $0.3 million decline in promotional expenses and depreciation expense.

Total operating expenses for our radio segment increased by $45.2 million, or 71.9%, to $108.1 million for the nine months ended September 30, 2009, from $62.9 million in the nine months ended September 30, 2008. This increase was primarily attributable to:

(1)	a $45.0 million increase in broadcast license impairment charges; and

(2)	a $0.9 million increase in selling, general and administrative expenses, primarily resulting from (a) higher trade expenses and (b) higher legal expenses and pre-acquisition costs (the adoption of an update to ASC 805, which became effective on January 1, 2009, resulted in the write-off of $0.2 million in previously capitalized pre-acquisition expenses. See “—Recent Accounting Pronouncements”). These increases were partially offset by lower sales commission expenses, reflecting lower sales and commission payout rates.

These increases were partially offset by a $0.4 million decline in loss on disposal of property and equipment (reflecting the absence of the 2008 Hurricane Ike disaster loss in 2009), a $0.3 million decline in promotional expenses and lower depreciation expense.

Total operating expenses for our television segment increased by $30.3 million, or 67.6%, to $75.4 million for the nine months ended September 30, 2009, from $45.1 million for the same period in 2008. This change was primarily the result of a $34.8 million increase in impairment charges, primarily attributable to increased write-downs in our California market, and a $0.5 million increase in loss on disposal of property and equipment. These increases were partially offset by:

(1)	a $3.4 million decrease in programming and technical expenses, reflecting the increase in the period over which certain in-house television productions costs are amortized, as discussed above, and lower payroll expenses resulting from staff reductions. However, the overall decrease was partially offset by higher ratings service costs and music license fees; and

(2)	a $1.6 million decrease in selling, general and administrative expenses, primarily resulting from lower sales commission expenses, reflecting lower sales and commission payout rates. These declines were partially offset by (a) higher trade expenses and (b) higher legal expenses and pre-acquisition costs (the adoption of an update to ASC 805, which became effective on January 1, 2009, resulted in the write-off of $0.2 million in previously capitalized pre-acquisition expenses. See “—Recent Accounting Pronouncements”).

Interest expense and interest and other income. Interest expense and interest and other income decreased by $2.7 million, or 10.9%, to $25.1 million for the nine months ended September 30, 2009, as compared to $27.8 million for the same period in 2008. Although the average debt balance under LBI Media’s senior secured credit facilities was higher in the first nine months of 2009, as compared to the same period in 2008, the average interest rates were lower during the current period, which more than offset the higher debt balances. In addition, our senior discount notes began accruing cash interest at 11% in October 2008, which was lower than the effective yield at which the notes had been previously accreting. As a result, interest expense related to our senior discount notes decreased by $1.5 million during the nine months ended September 30, 2009, as compared to the same period in 2008.

Interest rate swap income (expense). Interest rate swap income was $1.6 million for the nine months ended September 30, 2009, as compared to interest rate swap expense of $14,000 for the same period of 2008, a change of $1.6 million. Interest rate swap income (or expense) reflects changes in the estimated fair market value of our interest rate swap during the respective period.

Gain on note purchase. During the nine months ended September 30, 2009, we purchased $1.0 million aggregate principal amount of our outstanding 11% senior discount notes at a purchase price of 48.0% of face value in an open market transaction. The purchase resulted in a pre-tax gain of approximately $0.5 million (see “Liquidity and Capital Resources—Senior Discount Notes”). No such purchase occurred during the nine months ended September 30, 2008.

Equity in losses of equity method investment. As described above, one of our indirect, wholly owned subsidiaries purchased a 30% interest in PortalUno in April 2008. Equity in losses of equity method investment was $103,000 for the nine months ended September 30, 2009, as compared to $213,000 for the same period in 2008, and represents our share of PortalUno’s net loss during the period.

Impairment of equity method investment. In the third quarter of 2008, we tested our equity investment in PortalUno for impairment. Based on this analysis, including a review of the factors which contributed to the impairment charge we recorded during the third quarter relating to our broadcast licenses, we determined that an other-than-temporary decline in the estimated fair value of the investment had occurred. As such, during the nine months ended September 30, 2008, we recorded a $0.2 million impairment charge to reduce the carrying value of the investment to its estimated fair value. No such impairment was recorded in 2009.

(Provision for) benefit from income taxes. During the nine months ended September 30, 2009, we recognized an income tax benefit of $12.0 million, as compared to a tax benefit of $10.6 million for the same period in 2008. The $1.4 million increase in our income tax benefit primarily resulted from the higher impairment charges recorded in 2009, partially offset by changes in our deferred tax account (and related valuation allowance) balances associated with our indefinite-lived intangible assets.

Income from discontinued operations. In October 2009, we entered into a definitive agreement to sell radio station KSEV-AM in our Texas market, which we currently expect to be completed during the first half of 2010. Upon the closing of the disposition, we will no longer own or operate this station. In accordance with ASC 360-10-45, we reported the operating results KSEV-AM in discontinued operations within the accompanying condensed consolidated statements of operations. Income from discontinued operations, net of taxes, decreased to $0.7 million for the nine months ended September 30, 2009, as compared to $1.0 million for the same period in 2008, a change of $0.3 million. The decrease was primarily attributable to a $0.3 million broadcast license impairment charge recognized during the nine months ended September 30, 2009, as compared to no charge recorded during the corresponding period in 2008, and a decrease in the benefit from income taxes.

Net loss. We recognized net losses of $116.8 million and $34.3 million for the nine months ended September 30, 2009 and 2008, respectively. This change was primarily attributable to the $79.9 million increase in broadcast license impairment charges, and the other changes noted above.

Adjusted EBITDA. Adjusted EBITDA decreased by $8.9 million, or 24.0%, to $28.3 million for the nine months ended September 30, 2009, as compared to $37.2 million for the same period in 2008. This change was primarily the result of the overall decline in radio and television advertising revenues, partially offset by the decrease in program and technical expenses and selling, general and administrative expenses, as discussed above.

Adjusted EBITDA for our radio segment decreased by $5.6 million, or 22.3%, to $19.6 million for the nine months ended September 30, 2009, as compared to $25.2 million for the same period in 2008. The decrease was primarily the result of the decline in advertising revenues in our Los Angeles market and an increase in program and technical expenses and selling, general and administrative expenses, as discussed above.

Adjusted EBITDA for our television segment decreased by $3.3 million, or 27.3%, to $8.7 million for the nine months ended September 30, 2009, from $12.0 million for the same period in 2008. This decrease was primarily the result of lower advertising revenue, partially offset by declines in program and technical expenses and selling, general and administrative expenses, as discussed above.

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

Under the senior revolving credit facility, LBI Media has a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to LBI Media under the senior revolving credit facility and may not exceed the lesser of $5.0 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the senior revolving credit facility. Under the senior term loan facility, each quarter, LBI Media must pay 0.25% of the original principal amount of the term loans (repayment of $275,000 per quarter as of September 30, 2009), plus 0.25% of the additional amount borrowed in January 2008 (repayment of $25,000 per quarter as of September 30, 2009) and 0.25% of any additional principal amount incurred in the future under the senior term loan facility. The senior credit facilities mature on March 31, 2012.

As of September 30, 2009, LBI Media had $40.5 million aggregate principal amount outstanding under the senior revolving credit facility and $116.0 million aggregate principal amount of outstanding senior term loans. Since September 30, 2009, LBI Media has borrowed, net of repayments, an additional $1.2 million under its senior secured revolving credit facility.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. Including the $10.0 million increase to LBI Media’s senior secured term loan facility in January 2008, the applicable margin for term loans ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those loans are incurred. Interest on base rate loans is payable quarterly in arrears, and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At September 30, 2009, borrowings under LBI Media’s senior credit facilities bore interest at rates between 1.75% and 4.25%, including the applicable margin.

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

LBI Media’s senior credit facilities contain customary restrictive covenants that, among other things, limit its ability to incur additional indebtedness and liens in connection therewith and pay dividends. Under the senior revolving credit facility, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement). As of September 30, 2009, LBI Media was in compliance with all such covenants.

LBI Media’s 8 1 /2% Senior Subordinated Notes. In July 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8 1/2% Senior Subordinated Notes that mature in 2017, resulting in gross proceeds of approximately $225.0 million and net proceeds of approximately $221.6 million after deducting certain transaction costs. Under the terms of LBI Media’s 8 1/2% senior subordinated notes, it pays semi-annual interest payments of approximately $9.7 million each February 1 and August 1, which commenced on February 1, 2008. LBI Media may redeem the 8 1/2% senior subordinated notes at any time on or after August 1, 2012 at redemption prices specified in the indenture governing its 8 1/2% senior subordinated notes, plus accrued and unpaid interest. At any time prior to August 1, 2012, LBI Media may redeem some or all of its 8 1/2% senior subordinated notes at a redemption price equal to a “make whole” amount as set forth in the indenture governing such senior subordinated notes. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings completed on or prior to August 1, 2010 at a redemption price of 108.5% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the applicable redemption date.

The indenture governing these notes contains restrictive covenants that limit, among other things, LBI Media’s and its subsidiaries’ abilities to incur additional indebtedness, issue certain kinds of equity, and make particular kinds of investments. The indenture governing LBI Media’s 8 1/2% senior subordinated notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 8 1/ 2% senior subordinated notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 8 1/2% senior subordinated notes. As of September 30, 2009, LBI Media was in compliance with all such covenants.

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

Senior Discount Notes. In October 2003, we issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest did not accrue and was not payable on the senior discount notes prior to October 15, 2008 and, instead, the accreted value of the senior discount notes had been increased each period until the value equaled $68.4 million on October 15, 2008. We recorded such accretion as additional interest expense. After October 15, 2008, cash interest began to accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15.

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

The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. Our senior discount notes are structurally subordinated to LBI Media’s senior credit facilities and LBI Media’s 8 1/2% senior subordinated notes. As of September 30, 2009, we were in compliance with all such covenants.

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

The following table summarizes our various levels of indebtedness at September 30, 2009.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$40.5 million (1)	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (2.3% weighted average rate at September 30, 2009)

LBI Media, Inc.	Senior secured term loan credit facility	$116.0 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (1.8% weighted average rate at September 30, 2009)

LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million (2)	October 15, 2013	11.0%

Empire Burbank Studios LLC	Mortgage note	$1.9 million	July 1, 2019	5.52%

(1)	Since September 30, 2009, LBI Media has borrowed, net of repayments, an additional $1.2 million under its senior secured revolving credit facility.
(2)	In the fourth quarter of 2008 and the second quarter of 2009, we purchased approximately $22.0 million and $1.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount outstanding and due to third party noteholders was $45.4 million as of September 30, 2009.

Cash Flows. Cash and cash equivalents were $1.1 million and $0.5 million at September 30, 2009 and December 31, 2008, respectively.

Net cash flow used in operating activities was $2.9 million for the nine months ended September 30, 2009, as compared to cash provided by operations of $5.4 million for the nine months ended September 30, 2008. The change was primarily attributable to a decline in advertising revenues, partially offset by lower operating costs.

Net cash flow used in investing activities was $8.7 million and $8.5 million for the nine months ended September 30, 2009 and 2008, respectively. The increase was primarily attributable to higher capital expenditures during the first nine months of 2009, as compared to 2008, primarily reflecting additional expenditures related to the construction of our new office building and studio facility in Dallas, Texas.

Net cash flow provided by financing activities was $12.3 million and $1.7 million for the nine months ended September 30, 2009 and 2008. The increase primarily reflects a $10.4 million increase in net borrowings under LBI Media’s senior revolving credit facility.

Contractual Obligations. We had no material changes in commitments for long-term debt obligations or operating lease obligations as of September 30, 2009, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income or loss less income from discontinued operations, net of taxes, plus income tax benefit or expense, net interest expense, interest rate swap income or expense, stock-based compensation expense, impairment of broadcast licenses, depreciation, loss on disposal of property and equipment and other non-cash gains or losses.

This term, as we define it, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with GAAP.

Management considers this measure an important indicator of our liquidity relating to our operations, as it eliminates the effects of certain non-cash items, our discontinued operations and our capital structure. Management believes liquidity is an important measure for our company because it reflects our ability to meet our interest payments under our substantial indebtedness and is a measure of the amount of cash available to grow our company through our acquisition strategy. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with GAAP, such as cash flows from operating activities, operating income and net income.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 8.5% of our outstanding receivables. However, our allowances for doubtful accounts have increased over the past several years from this historical average due to expansion in new markets and, most recently, the current downturn in the U.S. national and local economies. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3.0% of our outstanding receivables as of September 30, 2009, from 15.7% to 18.7%, or $3.8 million to $4.5 million, would result in a decrease in pre-tax income of $0.7 million for the nine months ended September 30, 2009.

Program Rights

Costs incurred in connection with the production of our internal television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (Ultimate Revenues) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. Prior to January 1, 2009, television production costs for all programs were charged to operating expense as incurred because we estimated that the useful lives of these programs did not exceed one year. Beginning January 1, 2009, we determined, based on an evaluation of our historical programming data, that certain of our television programs have demonstrated the ability to generate gross revenues beyond the current fiscal year, and therefore, television production costs for these programs are charged to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which we do not believe have a useful life beyond the current fiscal year are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. The adoption impact of the change in estimate of the useful life for certain television programs was a reduction in program and technical expenses of approximately $1.3 million and $4.5 million during the three and nine months ended September 30, 2009, respectively.

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

In accordance Accounting Standards Codification (“ASC”) 350-30 “General Intangibles Other Than Goodwill”, we do not amortize our broadcast licenses. We test our broadcast licenses for impairment at least annually or when indicators of impairment are identified. Our valuations principally use the discounted cash flow methodology, an income approach based on market revenue projections and not company-specific projections, which assumes broadcast licenses are acquired and operated by a third party. This approach incorporates several variables including, but not limited to, types of signals, media competition, audience share, market advertising revenue projections, anticipated operating margins, capital expenditures and discount rates that are based on the weighted average costs of capital for the broadcasting markets in which we operate, without taking into consideration the station’s format or management capabilities. This method calculates the estimated present value that would be paid by a prudent buyer for our FCC licenses as new radio or television stations as of the annual valuation date (September 30 of each year). If the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded.

We generally test our broadcast licenses for impairment at the individual license level. However, we aggregate broadcast licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

In the first quarter of 2009, we conducted an interim review of the fair value of some of our broadcast licenses. This review primarily resulted from the continued slowdown in the U.S. advertising industry, which reduced advertising revenue projections for the markets in which we operate beyond levels assumed in our 2008 annual and year end impairment testing. Based on this evaluation, we determined that several of our radio and television broadcast licenses were impaired and recorded an impairment charge of approximately $51.5 million to reduce the net book value of these broadcast licenses to their estimated fair market values.

During the three months ended September 30, 2009, we completed our annual impairment review and concluded that several of our broadcast licenses were impaired. As such, we recorded a non-cash impairment loss of approximately $75.1 million to reduce the book value of these broadcast licenses to their estimated fair values. We also recorded a $0.3 million impairment charge during the three months ended September 30, 2009 relating to radio station KSEV-AM, which is included in discontinued operations in the accompanying condensed consolidated statements of operations (see Note 4 to our accompanying condensed consolidated financial statements). During the three months ended September 30, 2008, we recorded a non-cash impairment loss of $46.7 million resulting from our 2008 annual impairment review. The impairment charges recorded in both 2009 and 2008 resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales. The increase in the impairment loss for the three months ended September 30, 2009, as compared to the same period in 2008, was primarily due to increased write-downs relating to our California radio and television stations.

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

Our deferred compensation liability can increase based on changes in the employee’s vesting percentage and can increase or decrease based on changes in the “net value” of Liberman Broadcasting. We have two deferred compensation components that comprise such employee’s vesting percentage: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures. We account for the time vesting component over the vesting period specified in the employment agreement and account for the performance-based component when we consider it probable that the performance measures will be attained.

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

Such employment agreement has a “net value” determination date of December 31, 2009, and as of September 30, 2009, we estimated that the employee had not earned any incentive compensation amounts.

If we assumed no change in the “net value” of Liberman Broadcasting from that at September 30, 2009, we would not expect to record any deferred compensation expense during the remainder of 2009 relating solely to the time vesting portion of the deferred compensation. The employment agreement requires us to pay the deferred compensation amount in cash unless Liberman Broadcasting’s common stock becomes publicly traded, at which time we may pay such amount in cash or Liberman Broadcasting’s common stock, at our option.

Commitments and contingencies

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called “contingencies,” and our accounting for these events is prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“FAS 5”). FAS 5 was incorporated into ASC 450 “Contingencies” under the Financial Accounting Standards Board (“FASB”) codification.

The accrual of a contingency involves considerable judgment on the part of our management. We use our internal expertise, and outside experts (such as lawyers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. We currently do not have any material contingencies that we believe require loss accruals; however, we refer you to Note 9 of our accompanying condensed consolidated financial statements for a discussion of other known contingencies.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“FAS 168”) “—a replacement of FASB Statement No. 162”. FAS 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was incorporated into Accounting Standards Codification (“ASC”) 105 “Generally Accepted Accounting Principles” under the new FASB codification which became effective on July 1, 2009. The new codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. We adopted this statement on July 1, 2009. We have included the references to the codification, as appropriate, in the accompanying condensed consolidated financial statements. Adoption of this statement did not have an impact on our consolidated results of operations, cash flows or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. Under the new codification, FAS 157 was incorporated into ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. FAS 159 was incorporated into ASC 825 “The Fair Value Option for Financial Assets and Liabilities” (“ASC 825”) under the new FASB codification. Under ASC 825, a company may elect to use fair value to measure certain financial assets and liabilities and any changes in fair value are recognized in earnings. This statement was effective on January 1, 2008. We did not elect the fair value option upon adoption of ASC 825.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R also changed the accounting for the treatment of acquisition related transaction costs. FAS 141R was incorporated into ASC 805 “Business Combinations” (“ASC 805”), under the new FASB codification. This ASC 805 update became effective and we adopted the provisions of this ASC 805 update on January 1, 2009. As such, the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009 include a charge of approximately $0.4 million, which relates to the write-off of pre-acquisition costs for certain asset purchases that did not close prior to December 31, 2008 (see Note 8).

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”), which clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. FAS 160 was incorporated into ASC 810 “Consolidation” (“ASC 810”). ASC 810 became effective on January 1, 2009. The adoption of ASC 810 did not have a material effect on our consolidated results of operations, cash flows or financial condition.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of FAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Under the new codification, FSP 157-2 was incorporated into ASC 820. We adopted this ASC update on January 1, 2009 and it did not have a material impact on our consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures for derivative and hedging activities. FAS 161 was incorporated into ASC 815 “Derivatives and Hedging” (“ASC 815”). The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items effect and entity’s financial position, financial performance and cash flows. ASC 815 was adopted on January 1, 2009. The adoption of this ASC update did not have a material impact on the disclosures required in our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Lives of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset. Under the new codification this FSP was incorporated into two different ASC’s, ASC 275 “Risks and Uncertainties” (“ASC 275”) and ASC 350 “Intangibles—Goodwill and Other” (“ASC 350”). This interpretation was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. We adopted these ASC’s on January 1, 2009, and they did not have a material impact on our consolidated results of operations, cash flows or financial condition, and did not require additional disclosures related to existing intangible assets.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) which clarifies the application of FAS 157 in a market that is not active. FSP 157-3 was incorporated unto ASC 820. This ASC update became effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this ASC update did not have a material impact on our consolidated results of operations, cash flows or financial condition.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”), which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. FSP 115-2 and FSP 124-2 were incorporated into ASC 320 “Investments—Debt and Equity Securities” under the new FASB codification. This ASC update became effective for interim periods ending after June 15, 2009. We adopted this update during the second quarter of 2009 and it did not have a material impact on our consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed,” (“FSP 157-4”). FSP 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. Under the new codification, FSP 157-4 was incorporated into ASC 820. This update became effective for our financial statements as of June 30, 2009 and it did not have a material impact on our consolidated results of operations, cash flows or financial condition and did not require additional disclosures.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which increases the frequency of fair value disclosures from annual only to quarterly.

Under the new codification, FSP 107-1 and APB 28-1 were incorporated into ASC 825. This ASC update became effective for our financial statements as of June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. This statement was incorporated into ASC 855 “Subsequent Events” (“ASC 855”). We adopted ASC 855 for the period ended June 30, 2009. The adoption of ASC 855 did not have a material effect on the disclosures required in our consolidated financial statements. We considered subsequent events through November 13, 2009 for disclosure in this Quarterly Report on Form 10-Q, which is the date the financial statements were available to be issued.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“FAS 167”), which amended the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 was incorporated into ASC 810 “Consolidation”. ASC 810 is effective for financial statements issued for fiscal years periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We will adopt ASC 810 on January 1, 2010 and are still assessing the impact the pronouncement will have on our consolidated results of operations, cash flows and financial condition.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Secretary and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on the foregoing, our Chief Executive Officer, President and Secretary and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Our dispute with Broadcast Music, Inc. relating to royalties is ongoing. No material developments in this matter occurred during the three months ended September 30, 2009. For more information on these proceedings, see “Item 1. Legal Proceedings” in our Annual Report on Form 10-K for the twelve month period ended December 31, 2008 and Note 9 to our condensed consolidated financial statements for the quarter ended June 30, 2009 in Part I. Item 1 “Financial Information”.

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

On October 30, 2009, Jose Liberman retired as President of Liberman Broadcasting, Inc. and each of its subsidiaries, including LBI Media Holdings, Inc. and LBI Media, Inc. Mr. Liberman will continue to serve as the Chairman of the boards of directors of each of Liberman Broadcasting, LBI Media Holdings and LBI Media, Inc. and as a manager of the board of managers of each of LBI Media’s subsidiaries.

On October 30, 2009, Lenard D. Liberman, was appointed Chief Executive Officer and President of Liberman Broadcasting and each of its subsidiaries, including LBI Media Holdings and LBI Media, until such date when a successor is duly appointed and qualified. Mr. Liberman manages all day-to-day operations including acquisitions and financings. Since its formation in 1987, Mr. Liberman, age 47, has served and continues to serve as our Secretary and member of the boards of directors of each of Liberman Broadcasting, LBI Media Holdings and LBI Media, Inc. and as a manager of the board of managers of each of LBI Media’s subsidiaries. Mr. Liberman also previously served as Liberman Broadcasting’s Executive Vice President from 1987 to October 2009 and as Chief Financial Officer from April 1999 to April 2000, April 2002 to April 2003 and April 2005 to May 2006. He received his juris doctorate degree and masters of business administration degree from Stanford University in 1987. Mr. Liberman is a member of the California Bar.

Mr. Liberman and his father, Jose Liberman, Chairman of the board of Liberman Broadcasting and each of its subsidiaries, together, beneficially own 61% of Liberman Broadcasting’s economic interest.

We made personal loans to Lenard Liberman in the amount of $243,095, $32,000 and $1,916,563 on December 20, 2001, June 14, 2002 and July 9, 2002, respectively. Each of the loans bears interest at the alternative federal short-term rate published by the Internal Revenue Service for the month in which the advance was made, which rate was 2.48%, 2.91% and 2.84% for December 2001, June 2002 and July 2002, respectively. All three loans are scheduled to mature in December 2009. As of September 30, 2009, we had outstanding loans, including accrued interest of $448,025, aggregating $2,639,683 to Mr. Liberman. During the year ended September 30, 2009, the largest aggregate amount of principal outstanding of these loans was $2,191,658. Lenard Liberman did not pay any principal or interest to us for the nine months ended September 30, 2009.

Mr. Liberman is the sole shareholder of L.D.L. Enterprises, Inc., a mail order business. From time to time, we allow L.D.L. Enterprises to use, free of charge, unsold advertising time on its television stations.

On October 30, 2009, Winter Horton was appointed Chief Operating Officer of Liberman Broadcasting and each of its subsidiaries, including LBI Media Holdings and LBI Media, until such date when a successor is duly appointed and qualified.

Mr. Horton, age 43, joined us in 1997 as Vice President of Programming for KRCA and has served as Liberman Broadcasting’s Corporate Vice President from 2001 to October 2009. Mr. Horton is also a member of the boards of directors of each of Liberman Broadcasting, LBI Media Holdings and LBI Media.

As of September 30, 2009, we had outstanding loans aggregating $690,000 to Mr. Horton that were for personal use. Loans of $30,000, $36,000, $349,000 and $275,000 were made to Mr. Horton on November 20, 1998, November 22, 2002, November 29, 2002 and April 8, 2006, respectively. During the nine months ended September 30, 2009, the largest aggregate principal outstanding of these loans was $690,000. Mr. Horton did not repay any principal or interest for the nine months ended September 30, 2009. The $30,000 loan does not bear interest and does not have a maturity date. Each of the other loans bears interest at 8.0% and the loans made on November 22, 2002, November 29, 2002 and April 8, 2006 mature on December 31, 2009, January 1, 2010 and December 31, 2010, respectively.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (1)

3.2	Amended and Restated Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture governing LBI Media Holdings, Inc.’s 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

31.1	Certification of Chief Executive Officer, President and Secretary pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 17, 2007.
(2)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122), filed with the Securities and Exchange Commission on October 30, 2003, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ Wisdom Lu
Wisdom Lu
Chief Financial Officer

Date: November 13, 2009