Form 10-K
period 2009-12-31
LBI MEDIA HOLDINGS INC
filed 2010-04-12
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 9, 2010, no shares of LBI Media Holdings, Inc.’s voting stock were held by non-affiliates.

As of April 9, 2010, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

Documents Incorporated by Reference: None.

PART I

EXPLANATORY NOTE

On March 26, 2010, our board of directors upon the identification and recommendation of management, concluded that our previously issued consolidated financial statements for (i) the fiscal years ended December 31, 2008, 2007 and 2006 included in our annual reports on Form 10-K that include those fiscal years, and (ii) the interim periods within the fiscal years ended December 31, 2009, 2008, 2007 and 2006 included in our quarterly reports on Form 10- Q that include those interim periods should no longer be relied upon because of errors in those financial statements.

Included in this Annual Report on Form 10-K is the amendment and restatement of the previously issued consolidated financial statements for the fiscal year ended December 31, 2008 and the previously issued consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholder’s equity for the fiscal year ended December 31, 2007. We will restate the previously issued condensed consolidated statements of operations and condensed consolidated statements of cash flows for the interim periods within the fiscal year ended December 31, 2009 in our quarterly reports on Form 10-Q for the interim periods within the fiscal year ended December 31, 2010 (the “2010 10-Qs”).

The restatement relates to accounting errors in (i) the treatment of certain temporary state tax credits and (ii) the classification and valuation of certain deferred tax accounts relating to our indefinite-lived intangible assets.

In May 2006, the State of Texas enacted a bill replacing its prior franchise tax regime with one that imposes a new tax on our Texas gross margin. The new business tax is assessed at 1% of Texas sourced “taxable margin” per period year. The bill also provides for a temporary margin tax credit that can be claimed against future margin taxes due. Under the initial bill (which was later amended in May 2007), an entity was allowed to take a credit based on unexpired Texas business losses, multiplied by the appropriate margin tax rate in each year, for ten years. The credit was originally scheduled to expire in September 2016. Based on the guidance provided under Accounting Standards Codification 740 “Income Taxes” (“ASC 740”), we have concluded that a deferred tax asset for the temporary margin tax credit provided under the new tax regime should have been established as of December 31, 2006. The impact of this error on our consolidated financial statements, including our consolidated statements of cash flows, is income tax expense of $0.1 million for the year ended December 31, 2008, and income tax benefit of $4.7 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively. The greater impact for the year ended December 31, 2007 reflects new legislation passed by the State of Texas in May 2007, which amended the calculation of the temporary credit and extended the carryforward period to 20 years. No valuation allowance has been established against this deferred tax asset as of December 31, 2008, 2007 and 2006, based on management’s belief that it is more-likely-than not that the full credit will be realized in accordance with ASC 740, given the extent of our exposure and projected future taxable gross margin in Texas.

We also noted errors in the classification and valuation of certain deferred tax accounts relating to our Federal Communications Commission broadcast licenses. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their “book” amounts recorded in the consolidated financial statements. Prior to September 30, 2007, for substantially all of our broadcast licenses, the book basis of those intangible assets exceeded their respective tax basis, and accordingly, was combined to reflect a deferred tax liability in our consolidated financial statements. However, as a result of the $91.7 million and $8.1 million impairment charges recognized during the years ended December 31, 2008 and 2007, respectively, certain of those deferred tax liabilities relating to our broadcast licenses reversed and resulted in an increase in the gross deferred tax assets relating to those intangibles. We did not separate the deferred tax assets relating to certain of these broadcast licenses from the deferred tax liabilities relating to other broadcast licenses. Included in our reported net deferred tax liabilities as of December 31, 2008 and 2007, was a total of $19.6 million and $0.7 million, respectively, in deferred tax assets relating to certain broadcast licenses which reversed from liability to asset positions during the respective years, as a result of the aforementioned impairment charges. The impact of these errors on our consolidated financial statements, including our consolidated statements of cash flows, was a reduction in income tax benefit (and an increase in income tax expense) of $18.9 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively, as we recorded an offsetting increase in our valuation allowance against the deferred tax assets relating to these broadcast licenses.

See Note 1 of our accompanying consolidated financial statements for additional details relating to this restatement.

We have also determined that a material weakness exists as it relates to the financial reporting of the income tax provision. We are currently evaluating our remediation options.

ITEM 1.	BUSINESS

Market data and other statistical information included in this Business section are based on industry publications, government publications and reports by market research firms or other published independent sources, including the United States Census Bureau, Arbitron and Nielsen surveys, Television Bureau Advertising (TVB) and Geoscape American Marketspace DataStream.

Overview

We are one of the largest owners and operators of Spanish-language radio and television stations in the United States based on revenues and number of stations. We own 21 radio stations (fifteen FM and six AM) and seven television stations in the greater Los Angeles (including Riverside, San Bernardino and Orange Counties), New York, Houston, Dallas-Fort Worth, Phoenix, San Diego and Salt Lake City markets, the first, second, fourth, fifth, seventh, fourteenth and thirtieth largest Hispanic markets in the United States, respectively, based on Hispanic television households. We are also affiliated with twenty-one television stations in various states serving specific market areas, including seven in Texas, four in Florida, five in California, and one each in Arizona, Nevada, New Mexico, New York and Oregon. Upon consummation of our pending television asset acquisitions, our EstrellaTV network will broadcast in 18 of the top 20 Hispanic designated markets covering approximately 75% of U.S. Hispanic television households.

Our Los Angeles cluster (including Riverside, San Bernardino and Orange Counties) consists of six Spanish-language radio stations, one AM radio station with time-brokered programming and a television station. In New York, we own a low-power television station which is currently operated under a time brokerage agreement by a third party. Our Houston cluster consists of seven Spanish-language radio stations, one radio station with time-brokered programming and a television station. Our Dallas-Fort Worth cluster consists of four Spanish-language radio stations, two radio stations with time-brokered programming and one television station. We also own three television stations that service the Salt Lake City, Phoenix and San Diego markets, respectively. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we use to produce over 60 hours of television programming each week. We also own television production facilities in Houston and Dallas-Fort Worth, Texas that allow us to produce programming in those markets as well.

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

We are highly leveraged. As of December 31, 2009, we had total indebtedness of $422.2 million.

Operating Strategy

The principal components of our operating strategy are set forth below:

Develop popular stations by creating compelling programming

In order to attract the largest audience, we seek to create radio and television programming that resonates with Hispanics of different cultural and ethnic backgrounds. We believe that we are particularly adept at programming to the tastes and preferences of the Hispanics of Mexican heritage, and seek to expand our programming to appeal to the broader Hispanic audience. We have generally been able to achieve and maintain strong station ratings in our markets.

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

Provide product integration that allows us to differentiate ourselves from our competition

Because we produce over 60 hours of internal programming for our television stations each week, we are able to integrate the products of our advertisers into our television shows. The ability to provide product integration to our advertisers in our television programming is a competitive advantage given the growing popularity of imbedding advertisers’ products and services in television shows and the inability of many of our competitors, who do not internally produce their own programs, to provide such services.

Form exclusive talent relationships

Many of the television shows that we produce at our studios feature actors and musical talent that we develop. Many of our television shows also feature, on a regular basis, famous actors from Latin America. Both the actors we develop and the established Latin American actors that appear in our internally produced programming are available to endorse the products or services of our advertisers, which we believe is one of our competitive advantages.

Develop a diverse local advertising base

Our sales strategy focuses on establishing direct relationships with the local advertising community. Local advertising accounted for approximately 74% of our gross advertising revenue in 2009. Other advantages of our locally focused sales strategy include the following:

•	our cash flows have been generally less vulnerable to ratings fluctuations as a result of our strong relationships with our advertisers; and

•	our large and diverse client base has resulted in no single advertiser accounting for more than 3% of our gross advertising revenues in 2009.

Utilize cost-effective television programming to drive cash flow growth

Currently we produce over 60 hours of television programming each week. Our weekday programming generally consists primarily of internally produced shows between the hours of 7:00 AM and 11:00 PM (in Los Angeles) and between the local hours of 6:00 AM and 12:00 AM (for our EstrellaTV network), which creates a compelling programming line-up for our television stations. Our in-house television production facilities provide us with an efficient cost structure to create programming, such as our musical variety shows Estudio 2 and El Show de Lagrimita y Costel, our entertainment game show A Que No Puedes, our news programs Alarma TV and Noticieros STN, our comedy show, Los Chuperamigos, our talent show Tengo Talento, Mucho Talento, our celebrity gossip show Estrellas Hoy, our dramatic series based on psychological thrillers Historias Delirantes, and our popular daily talk show Jose Luis Sin Censura.

We realize programming synergies between our radio and television assets by leveraging our market presence in Spanish radio by creating music-based variety programs such as Estudio 2. Estudio 2 was the number two Hispanic television program in its time slot in prime time in the Los Angeles market for adults in the aged 18 to 34, 18 to 49 and 25 to 54 demographics during the November 2009 sweeps. Furthermore, we supplement our internally produced programming with purchased programs, primarily Spanish-language movies, which we obtain from producers in Latin America. If we acquire additional television stations or enter into additional affiliation agreements, we will be able to further leverage our programming library across a broader base of stations, thereby potentially increasing our profitability.

Capitalize on our valuable programming library

Our internal production of television programming allows us to assemble a valuable programming library that can be exploited at limited additional cost through forming the EstrellaTV television network, syndication and by use on our other stations, DVDs, video on demand, the internet and other formats.

In the third quarter of 2009, we began distributing our original programming through our “EstrellaTV” network to our affiliated stations. Currently, this affiliate network consists of twenty-one television stations in various states serving specific market areas, including seven in Texas, four in Florida, five in California, and one each in Arizona, Nevada, New Mexico, New York and Oregon. Collectively, these stations operate in markets that comprise over 67% of the U.S. Hispanic population. We have also recently entered into agreements to acquire selected assets of two television stations serving the Chicago, Illinois and Denver, Colorado markets. Upon consummation of the acquisition of these assets, our U.S. Hispanic population coverage will increase to approximately 75% of Hispanic television households. We expect that our percentage of gross advertising revenue from national advertising will increase as a result of our entry into these markets and into new markets through additional affiliation agreements.

Capitalize on our talent relationships

We also broadcast the programming of our nationally recognized radio personality, Don Cheto, through a network of nine syndicate stations, including four in California, and one each in Colorado, Oregon, Texas, New Mexico and Mexico. In Los Angeles, the largest Hispanic market in the U.S., our Don Cheto morning show is the number 1 ranked program from 6 a.m. to 10 a.m. among Hispanic adults 18 to 34 years old, and held this position in every Arbitron ratings book in 2009. We expect to leverage this popular radio personality and the strong ratings our morning show has generated to further increase penetration into new markets through additional radio syndication agreements.

Acquisition Strategy

Our acquisition strategy focuses on identifying and acquiring selected assets of radio and television stations in the largest, most densely populated and fastest growing U.S. Hispanic markets to build market-leading Hispanic radio and television clusters. While our previous acquisitions have been concentrated in California and Texas, we have recently acquired certain assets of a television station in New York. We also have signed agreements to acquire certain assets of television stations in Illinois and Colorado. We may also acquire assets of radio and television stations in other U.S. markets that we have yet to enter. Although these stations often do not target the local Hispanic market at the time of acquisition, we believe they can be successfully reformatted to capture this audience. In analyzing our acquisition opportunities, we consider the following criteria for a station:

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

Hispanic Market Opportunity

We believe the Hispanic community represents an attractive market for future growth. In 2007 according to the U.S. Census Bureau, the U.S. Hispanic population was the largest and fastest-growing minority group in the United States. According to a survey conducted by Geoscape International, the U.S. Hispanic population grew 34% from 2000 through 2008, accounting for about one-half of all U.S. population growth during that period. By 2013, the U.S. Hispanic population is expected to reach approximately 54.4 million people, or 17% of the total U.S. population. According to the 2008 Geoscape International survey, California had the largest Hispanic population of any state in 2008, followed by Texas, the two states in which we primarily operate.

In addition, advertisers have been directing more advertising dollars towards U.S. Hispanics. The Nielsen Company reported that $4.0 billion was invested in the Spanish language media it tracked during the first three quarters of 2009. According to a 2007 study performed by Kagan Research, “Economics of Hispanic TV and Radio in the U.S.”, Hispanic advertising growth is expected to outpace that of the general market, reaching $5.5 billion in gross advertising revenue by 2010.

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

We believe we are well positioned to capitalize on the growing Hispanic advertising market given the concentration of the Hispanic population in certain markets in the United States and our attractive position in five of the ten largest Hispanic markets in the United States based on Hispanic television households, Los Angeles, New York, Houston, Dallas-Fort Worth and Phoenix, as well as our record of successfully executing our acquisition strategy in new Hispanic markets.

Our Markets

The following table sets forth certain demographic information about the markets in which our radio and television stations operate. The table excludes markets in which we broadcast our EstrellaTV programming through affiliate television stations.

Market	Total Population	Hispanic Population	% Hispanic Population	% Hispanic Population of Mexican Descent	Hispanic Population Growth (8)
Los Angeles(1)	17,786,419	7,901,495	44%	82%	65%
New York(2)	19,006,798	4,111,528	22%	13%	86%
Houston(3)	5,824,278	1,966,276	34%	78%	155%
Dallas(4)	6,650,206	1,769,285	27%	86%	237%
Phoenix(5)	4,281,899	1,321,712	31%	91%	283%
San Diego(6)	3,001,072	926,926	31%	90%	81%
Salt Lake City(7)	1,644,446	233,745	14%	77%	277%
Total U.S. (for comparison)	304,059,728	46,891,456	15%	66%	110%

Source: American Community Survey Profile 2008 by the U.S. Census Bureau

(1)	Represents the Los Angeles-Long Beach-Riverside, CA combined statistical area.
(2)	Represents the New York-Northern New Jersey-Long Island, NY-NJ-PA combined statistical area.
(3)	Represents the Houston-Baytown-Huntsville, TX combined statistical area.
(4)	Represents the Dallas-Fort Worth, TX combined statistical area.
(5)	Represents the Phoenix-Mesa-Scottsdale, AZ combined statistical area.
(6)	Represents the San Diego-Carlsbad-San Marcos, CA metropolitan statistical area.
(7)	Represents the Salt Lake City-Ogden-Clearfield, Utah metropolitan statistical areas.
(8)	Represents growth from 1990 to 2008.

Our Radio and Television Stations

The following tables set forth certain information about our radio and television stations and their broadcast markets. For financial information on our radio and television segments, refer to the information in Note 10 to the Consolidated Financial Statements included in Item 15.

Radio Stations

Market/Station(1)	Market Rank (2)	Hispanic Market Rank (3)	Frequency	Format
Los Angeles	2	1
KBUE-FM/KBUA-FM/KEBN-FM(4)			105.5/94.3/94.3	Regional Mexican
KRQB-FM			96.1	Regional Mexican
KHJ-AM			930	Ranchera/Sports
KWIZ-FM			96.7	Regional Mexican
KVNR-AM(5)			1480	Time Brokered

Houston	10	4
KQQK-FM/KXGJ-FM(6)			107.9/101.7	Norteña
KTJM-FM/KJOJ-FM(7)			98.5/103.3	Regional Mexican
KNTE-FM/KJOJ-AM(8)			96.9/880	Spanish Soft Hits
KEYH-AM			850	Ranchera/Sports
KQUE-AM			1230	Time Brokered

Dallas-Fort Worth	5	5
KNOR-FM			93.7	Regional Mexican
KBOC-FM			98.3	Norteña
KTCY-FM			101.7	Spanish Pop
KZZA-FM			106.7	Spanish Soft Hits
KZMP-AM(5)			1540	Time Brokered
KZMP-FM(5)			104.9	Time Brokered

(1)	Our radio stations are in some instances licensed to communities other than the named principal community for the market.
(2)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(3)	Represents rank among U.S. Hispanic markets by Hispanic television households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the United States.
(4)	KBUA-FM and KEBN-FM simulcast the signal of KBUE-FM in the San Fernando Valley and Orange County, respectively. We have upgraded the signals of KBUA-FM and KEBN-FM from 3kW to 6kW, thereby improving our coverage of the Los Angeles market and enabling us to use the stations for purposes other than to simulcast with KBUE-FM, if we so choose.
(5)	Four of our stations, KVNR-AM, KQUE-AM, KZMP-AM and KZMP-FM, are operated by third parties under time brokerage agreements. We receive a monthly fee from the third parties for the air time and the third parties receive revenues from their sale of advertising spots.
(6)	KXGJ-FM simulcasts the signal of KQQK-FM.
(7)	KJOJ-FM simulcasts the signal of KTJM-FM.
(8)	KNTE-FM is simulcast with KJOJ-AM.

Television Stations (1)

Station	Channel	Market	DMA Rank(2)	Hispanic Market Rank (3)	Number of Hispanic TV Households
KRCA	62	Los Angeles	2	1	1,868,200
WASA(4)	25	New York	1	2	1,251,460
KZJL	61	Houston	10	4	561,390
KMPX	29	Dallas-Fort Worth	5	5	506,020
KVPA	42	Phoenix	12	7	391,770
KSDX	29	San Diego	28	14	239,520
KPNZ	24	Salt Lake City	31	30	89,410

Source: Nielsen Media Research-NSI, January, 2010

(1)	Excludes affiliate television stations which broadcast our EstrellaTV network programming.

(2)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(3)	Represents rank among U.S. Hispanic markets by number of persons in Hispanic TV households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the United States.
(4)	We acquired the selected assets of WASA-LP in January 2010. WASA is currently operated by a third party under a time brokerage agreement. We receive a monthly fee from the third party for the air time and the third party receives revenues from their sale of advertising spots.

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

•

KQQK-FM/KXGJ-FM (El Norte) plays Norteña music from the northern portion of Mexico. The target audience for these stations is adult listeners aged 18 to 49. The station features morning programming with our nationally recognized radio personality, Don Cheto.

•

KEYH-AM (La Ranchera) plays traditional Ranchera music, which is also known as Mariachi, and carries various soccer tournaments, the Houston Rockets National Basketball Association team and the Houston Dynamos Major League Soccer team. The target audience for this station is adult listeners aged 25 to 54.

•	KNTE-FM/KJOJ-AM (La Bonita) plays the most popular Spanish hit music of the 70’s, 80’s and 90’s. The target audience for these stations is adult listeners aged 25 to 54.

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

•	KTCY-FM (XO) plays adult contemporary, Spanish pop music. The target audience for this station is adult listeners 18 to 49.

•	KZZA-FM (La Bonita) plays hit music of the 70’s, 80’s and 90’s. The target audience for this station is adult listeners 25 to 54.

•	KBOC-FM (La Zeta) plays top 40 regional Mexican music. The target audience for this station is adult listeners 18 to 49.

Four of our radio stations, KVNR-AM, KZMP-AM and KZMP-FM, are currently operated by third parties under time brokerage agreements. Currently, KVNR-AM, which operates in the greater Los Angeles market, broadcasts Vietnamese-language programming. KZMP-AM in Dallas broadcasts talk sports programming and KZMP-FM in Dallas-Fort Worth broadcasts South Asian and Hindi-language programming.

In April 2009, we began broadcasting the morning show of our nationally recognized radio personality, Don Cheto, through a network of nine syndicate stations, including four in California, and one each in Colorado, Texas, Oregon, New Mexico and Mexico. We have already begun generating advertising revenue through these agreements (in addition to the monthly fees we collect) and expect to further increase penetration into new markets through additional radio syndication agreements.

Television. Our programming content consists primarily of internally produced programs such as comedy programs, news, procedural dramas, musical variety shows, a talent show, a celebrity gossip show and a talk show, as well as purchased programs including Spanish-language movies. We own or have the rights to a library of more than 5,000 hours of Spanish-language movies, children’s shows and other programming content available for broadcast on our television stations. Currently we produce over 60 hours of television programming each week.

In the third quarter of 2009, we began distributing our original EstrellaTV programming through a network of affiliated stations, which allows us to broadcast on their digital multicast channels. Currently, this affiliate network consists of twenty-one television stations in various states serving specific market areas, including seven in Texas, four in Florida, five in California, and one each in Arizona, Nevada, New Mexico, New York and Oregon.

We seek to maximize our television group’s profitability by broadcasting internally produced Spanish-language programming to stations we own and to our affiliated stations, marketing commercial time to advertisers and selling infomercial advertising.

Production Facilities

We own Empire Burbank Studios, a fully equipped television production complex next to our corporate offices in Burbank, California. We also own studios and production facilities in Houston and Dallas, enabling us to produce local programming in those markets. The studios generally provide us with all of the physical facilities needed to produce our own Spanish-language television programming. We currently rent facility space and equipment to produce one of our newer shows, Tengo Talento Mucho Talento. However, in February 2010, we entered into an agreement to purchase a 25,000 square foot warehouse, within close proximity to our corporate offices and existing studio facility in Burbank, California, which we intend to convert into a television production facility. Upon consummation of this purchase and subsequent build-out, this facility will allow us to produce Tengo Talento Mucho Talento (and other shows that we may begin production on) without having to incur this variable rental expense. Overall, we believe this strategy has enabled us to produce our programming at a low cost relative to our competitors. By owning our production facilities, we are able to control the content of the programs we produce and air. We currently produce the following Spanish-language programs at our Burbank facilities:

•	Noticias 62 En Vivo: three local newscasts airing on KRCA-TV, Channel 62, in Los Angeles;

•	Los Angeles En Vivo: a half-hour live mid-day show featuring two hosts and a team of reporters covering current topics and events, including on-air contests and live product integration from sponsors;

•	Alarma TV: a fast-paced news program featuring lifestyle stories taken from around the world;

•	El Show de Lagrimita y Costel: a musical variety and comedy show hosted by famous father and son comedy/clown team;

•	Jose Luis Sin Censura: a fast-paced talk show hosted by well-known Spanish television personality Jose Luis Gonzales;

•	Estudio 2: a musical variety show that features live performances by hit musical artists, a talent search and the performances of famous comedians;

•

Noticiero STN: a half-hour national newscast hosted by Emmy Award winner, Jesus Javier, which includes daily stories from STN reporters stationed in various locations throughout Mexico and Central and South America;

•

A Que No Puedes: an hour-long entertainment game show featuring famous personalities competing for charities by performing challenging physical activities presented by famous actors and who are judged by some of the top celebrities in Latin America;

•	Estrellas Hoy: an entertainment newscast that keeps viewers up-to-date with today’s hottest stars from telenovela headliners to movie magnets and musicians;

•

Tengo Talento Mucho Talento: a reality talent show that features singers, dancers, magicians, comedians and other performers of all ages, competing for a large cash prize and the launch of a career in the entertainment industry. The judges are top celebrities within the Hispanic entertainment industry; and

•	Historias Delirantes: a dramatic series based on psychological thrillers.

Throughout the year, we also program musical specials based on some of our bigger premier events from different markets. Premios de la Radio is a live, televised special of our musical awards show, which was held at the Nokia Theater in Los Angeles last November. The awards show features some of the top artists in the Hispanic music industry performing and presenting awards. Our popular special features programs, the Cinco de Mayo and Fiestas Patrias concerts, are produced and recorded in each of our radio markets. These are daytime music festivals that have drawn crowds in excess of 60,000 and usually feature eight to ten bands.

Sales and Advertising

The majority of our net revenues are generated from the sale of local, regional and national advertising for broadcast on our radio and television stations. For the year ended December 31, 2009, approximately 74% of our gross advertising revenues were generated from the sale of local advertising and approximately 26% of our gross advertising revenues were generated from the sale of regional and national advertising (including network sales). Local sales are made by our sales staffs located in Los Angeles, Riverside/San Bernardino and Santa Ana, California, Houston and Dallas, Texas and Salt Lake City, Utah. Our national sales are made by our sales staffs in Los Angeles, California, Atlanta, Georgia, Chicago, Illinois, Miami, Florida, New York, New York and Dallas, Texas. Through December 31, 2009, we had entered into a total of seventeen affiliation agreements with television stations in Texas, Florida, California, Arizona, Nevada, New Mexico, New York and Oregon. In the first quarter of 2010, we entered into four additional affiliation agreements, of which three are in California and one in Texas, and plan on entering into other affiliation agreements in the future. We expect that the majority of advertising revenues we will generate from the affiliate stations will be from national advertisers. As such, we expect that our percentage of advertising revenue from national advertisers will continue to increase.

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

Our Spanish-language radio stations compete against other Spanish-language radio stations in their markets for audiences and advertising revenue. In Los Angeles (including Riverside and San Bernardino Counties), our radio stations compete primarily against Univision Radio, Spanish Broadcasting System, Inc. and Entravision Communications Corporation, three of the largest Hispanic group radio station operators in the United States. In both our Houston and Dallas-Fort Worth markets, our radio stations compete primarily against Univision Radio.

Our television stations primarily compete against Univision Communications, Inc. and Telemundo Communications Group, Inc. for audiences and advertising revenue in our Los Angeles, San Diego, Salt Lake City, Houston, Dallas-Fort Worth, Phoenix and New York markets.

Employees

As of December 31, 2009, we had approximately 827 employees, of which approximately 455 were full-time employees. Of the full-time employees, approximately 254 were in television, approximately 175 were in radio and approximately 26 were corporate employees. None of our employees are represented by labor unions, and we have not entered into any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. These matters may include:

•	changes to the license authorization and renewal process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to the FCC’s equal employment opportunity regulations and other matters relating to involvement of minorities and women in the broadcasting industry;

•	proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates;

•	changes regarding enforcement of the FCC’s rules on broadcasting indecent or obscene material, including increases in fines and changes in procedures for revocation of licenses;

•	proposals to require broadcasters to air certain types and quantities of “local” programming;

•	proposals to ban the broadcast of “violent” material;

•	new, expanded obligations regarding children’s television programming on digital television channels;

•	proposals to adopt new public interest obligations on television broadcasters during and after the transition to digital television;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions;

•	proposals to reallocate spectrum associated with TV channels 5 and 6 for FM radio broadcasting.

•	proposals to reallocate spectrum associated with TV operations for wireless broadband applications.

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

The FCC licenses some television stations as low power television stations. Low power television stations generally operate at lower power and cover a smaller geographic area than full-service television stations, are not entitled to carriage by cable television and direct broadcast satellite operators and must accept interference from, and eliminate interference to, full-service television stations. Our stations in Phoenix (KVPA), San Diego (KSDX) and New York (WASA) are low power television stations.

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

To obtain the FCC’s prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. If the application to assign or transfer the license involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting equity, the application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If an assignment application does not involve new parties, or if a transfer of control application does not involve a “substantial” change in ownership or control, it is a pro forma application, which is not subject to the public notice and 30-day petition to deny procedure. The regular and pro forma applications are nevertheless subject to informal objections that may be filed any time until the FCC acts on the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC has an additional ten days to set aside such grant on its own motion. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application. We have filed an assignment application in connection with the acquisition of a low power television station serving the Chicago, Illinois television market. As of March 31, 2010, the assignment application remains pending with the FCC.

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

In 2003, the FCC relaxed many of its ownership restrictions. In 2004, the United States Court of Appeals for the Third Circuit rejected many of the Commission’s 2003 rule changes. The court remanded the rules to the Commission for further proceedings and extended a stay on the implementation of the new rules that the court had imposed in 2003. In 2007 the FCC adopted a Report and Order that left most of the Commission’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. That Order is now the subject of federal court appeals by parties urging more restrictive ownership rules, as well as by parties arguing that the FCC did not go far enough in deregulating. The Third Circuit has stayed implementation of the 2007 changes to the newspaper/broadcast cross-ownership ban and, accordingly, the pre-existing version of the rule remains in place. In 2010, the FCC again will be required to undertake a comprehensive review of its broadcast ownership rules pursuant to its statutory quadrennial review obligation to determine whether the rules remain necessary in the public interest.

Local Television Ownership Rule

The FCC’s 2007 action left in place the Commission’s current local television ownership rules. Under those rules, one entity may own two commercial television stations in a Designated Market Area (“DMA”) as long as no more than one of those stations is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA.

Local Radio Ownership

The Communications Act and the FCC’s rules impose specific limits on the number of commercial radio stations an entity can own in a single market. The FCC’s 2007 action left in place the Commission’s current local radio ownership rules. Under those rules:

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

Cross-Ownership Restrictions

The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community as it is not viewed by the FCC to be in the public interest. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market. The FCC’s 2007 decision leaves the newspaper/broadcast and radio/television cross-ownership prohibitions in place, but provides that the Commission will evaluate newly proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors. The Commission will apply a presumption that the combination is in the public interest if it is located in a top 20 DMA and involves the combination of a newspaper and only one television station or radio station. If the combination involves a television station, the presumption will only apply where the station is not among the top 4 in the DMA and at least eight independently owned and operated newspapers and/or full-power commercial television stations remain in the DMA. All other combinations will be presumed not in the public interest. That negative presumption can be reversed if the combination will result in a new local news source that provides at least seven hours of local news programming or if the property being acquired has failed or is failing.

National TV Ownership Limit

The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent and is not affected by the FCC’s 2007 decision.

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

Cable and Satellite Transmission of Local Television Signals

Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Television stations may elect between “must-carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (retransmission consent). Stations must make this election once every three years, and did so most recently on October 1, 2008. All broadcast stations that made carriage decisions on October 1, 2008 will be bound by their decisions throughout the 2009-2011 cycle and will not be allowed to change their carriage decisions at the end of the digital television transition. The FCC has established a market-specific requirement for mandatory carriage of local television stations by direct broadcast satellite, or DBS, operators, similar to that applicable to cable systems, for those markets in which a DBS carrier provides any local signal. In addition, the FCC has adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are also specific statutory requirements relating to satellite distribution of distant network signals to “unserved households” (that is, households that do not receive at least a Grade B analog signal from a local network affiliate).

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

Digital Television Services

The FCC has adopted rules for implementing digital television service in the U.S. Implementation of digital television improves the technical quality of television signals and provides broadcasters the flexibility to offer new services, including, but not limited to, high-definition television and data broadcasting. Each of our full-service television stations has completed the transition to digital broadcasting.

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

Broadcast Spectrum

In December 2009, in conjunction with the development of a “National Broadband Plan,” the FCC released a Public Notice seeking comment on a broad range of information on television broadcasters’ current use of spectrum. As stated in the Public Notice, the Commission is reviewing spectrum bands, including the spectrum currently allocated to television broadcasting, “to understand if all or a portion of the spectrum within these bands could be repurposed for wireless broadband services.” We cannot predict the outcome of any FCC regulatory action in this regard, nor can we predict the effect that such a spectrum reallocation might have on our DTV operations, including the ability of our stations and Estrella affiliate stations to continue to multicast several DTV program streams.

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

In October 2009, the FCC issued a Notice of Inquiry (“NOI”) seeking comment on a broad range of issues related to children’s usage of electronic media and the current regulatory landscape that governs the availability of electronic media to children. The NOI remains pending, and we cannot predict what recommendations or further action, if any, will result from it.

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

Revenue generated by our television and radio stations depends primarily upon the sale of advertising and is, therefore, subject to various factors that influence the advertising market for the broadcasting industry as a whole. Because advertising is largely a discretionary business expense, advertising expenditures generally tend to decline during an economic recession or downturn, such as the one that started in the second half of 2007 in the U.S. The recession has had an adverse effect on the advertising market, the industry of the advertisers that advertise on our stations and the fundamentals of our business, results of operations and/or financial position. As a result, in part, of the general economic downturn and the expected lower net revenue growth projections for the broadcast industry, we incurred non-cash broadcast license impairment charges of $126.8 million and $91.7 million for the years ended December 31, 2009 and 2008, respectively. There can be no assurance that we will not experience any further material adverse effect on our business as a result of the current economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect. Additionally, some of these actions, including changes in tax laws applicable to advertisers, may adversely affect financial institutions, capital providers, advertisers or other consumers and our financial condition, results of operations or the trading price of our securities. Potential consequences of a continuing current global financial crisis and general downturn in the U.S. economy include:

•

the financial condition of companies that advertise on our stations, which may file for bankruptcy protection or face severe cash flow issues, may deteriorate and may result in a significant decline in our advertising revenue;

•	our ability to borrow capital on terms and conditions that we find acceptable, or at all, may be limited, which could limit our ability to refinance our existing debt;

•	our ability to pursue the acquisition or divestiture of television or radio assets may be limited, as a result of these factors;

•	the possibility that our business partners and our ability to maintain these business relationships could be negatively impacted;

•	the possible further impairment of some or all of the value of our broadcast licenses; and

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

In addition, shifts in populations and demographics could adversely affect advertising expenditures. Consequently, our television and radio station revenues are likely to be adversely affected by shifts in Hispanic populations and demographics, a recession or downturn in the economies of Southern California, New York, Phoenix, Houston, Dallas, Salt Lake City or other events or circumstances that adversely affect advertising activity.

Our debt service obligations will require a significant amount of cash and could adversely affect our ability to operate our company successfully and achieve growth through acquisitions.

We currently have a substantial amount of debt. At December 31, 2009, we had total indebtedness of approximately $422.2 million, representing approximately 141% of our total assets.

Based on interest rates as of December 31, 2009 and assuming no additional borrowings or principal payments on LBI Media’s senior revolving credit facility until its maturity on March 31, 2012 or on our other indebtedness, as of December 31, 2009, we would have needed approximately $319.8 million over the next five years to meet our principal and interest payments under our debt agreements, of which approximately $28.3 million would be due in 2010.

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

In addition, if we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as, refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. A meltdown in the global credit markets, similar to the one we experienced in 2007, 2008 and 2009, and the disruption in the normal flow of credit among financial institutions may adversely impact the availability and cost of credit, which could adversely affect our ability to refinance or restructure our debt or obtain any additional financing. There can be no assurances that government responses to the disruptions in the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. As a result, we may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate net revenues.

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

The success of our radio and television stations is primarily dependent upon their share of overall advertising revenues within their markets. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations, and many of the owners of those competing stations have greater resources than we do. When two of our largest competitors merged with each other in 2003, the resulting company, with resources greater than ours, became our first competitor to operate both radio and television stations in Los Angeles, Houston and Dallas, markets in which we currently derive the majority of our total revenues. As the Hispanic population grows in the United States, more stations may begin competing with us by converting to a format similar to that of our stations.

In addition, our stations have experienced increased competition for audiences and advertising revenue with other media, including cable television and to a lesser extent, satellite television, newspapers, magazines, the Internet, portable digital music players and outdoor advertising. Our radio stations also compete with satellite-based radio services. Our failure to offer advertisers efficient and effective advertising could cause them to allocate more of their advertising budgets to our competitors, which could cause a decrease in our net revenues.

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

We have identified material weaknesses in our internal control over financing reporting as of December 31, 2009, which if not remedied effectively, could cause us to not be able to provide reasonable assurance around our internal controls over financial reporting. As a result, our business and reputation may be adversely affected.

Beginning with the year ending December 31, 2007, we have been required to evaluate internal controls over financial reporting in order to allow management to report on the effectiveness of our internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, which we refer to as Section 404. Our independent registered public accounting firm will also be required to attest to the effectiveness of our internal controls over financial reporting beginning with the year ending December 31, 2010. Section 404 requires us to, among other things, annually review and disclose the effectiveness of our internal controls over financial reporting, and evaluate and disclose changes in our internal controls over financial reporting quarterly. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the U.S. Internal control over financial reporting includes: (i) maintaining reasonably detailed records that accurately and fairly reflect our transactions; and (ii) providing reasonable assurance that we (a) record transactions as necessary to prepare the financial statements, (b) make receipts and expenditures in accordance with management authorizations, and (c) will timely prevent or detect any unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we could prevent or detect a misstatement of our financial statements or fraud.

As of December 31, 2009, 2008 and 2007, our management, through documentation, testing and assessment of our internal control over financial reporting concluded that we had material weaknesses and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, 2008 and 2007. The material weakness, as of December 31, 2009 and 2008, related to our improper treatment of certain temporary state tax credits and the classification and valuation of certain deferred tax accounts relating to our indefinite-lived intangible assets (see “Item 9A(T). Controls and Procedures” for more information). Although we are in the process of addressing and remediating the deficiencies that gave rise to this material weakness, the deficiencies have not been remediated as of the date of this filing. The material weaknesses will not be fully remediated until, in the opinion of our management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness. Previously, in 2007, we had a material weakness, which was remediated as of December 31, 2008, relating to our improper implementation and maintenance of logical security or access controls with respect to our critical information technology systems, including our general ledger system, payroll system and traffic/revenue application.

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

Certain of our parent’s minority stockholders have rights under the investor rights agreements that may require our parent to register the resale of common stock held by those investors and list our parent’s common stock on an exchange and the obligations associated with being a publicly traded company will require significant resources, which may divert from our business operations.

Certain of the minority stockholders of our parent, Liberman Broadcasting, have the right to demand the registration of the resale of their shares of common stock of Liberman Broadcasting and the listing of the common stock on an exchange. Because our parent is a holding company with substantially no assets, operations or cash flows other than its investment in its subsidiaries, we may be required to incur substantial costs and expend significant resources in connection with such registration and listing that do not apply to us currently as a voluntary filer. We cannot predict or estimate the amounts of additional costs that we may incur in order to comply with the requirements of our parent being a publicly traded company. We anticipate that these costs will significantly increase Liberman Broadcasting’s and our general and administrative expenses.

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

Further, we own or lease antenna and transmitter space for each of our radio and television stations. If we were to lose any of our antenna tower leases or if any of our towers or transmitters were damaged, we may not be able to secure replacement leases on commercially reasonable terms, or at all, which could also prevent us from transmitting our signals. Disruptions in our ability to receive or transmit our broadcast signals could have a material adverse effect on our audience levels, advertising revenues and future results of operations.

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

Broadcast licenses totaled approximately $161.7 million and $292.3 million at December 31, 2009 and 2008, respectively, which was primarily attributable to historical asset acquisitions, partially offset by substantial broadcast license impairment charges in recent years. At the date of these acquisitions, the fair value of the acquired broadcast licenses equaled its book value. At least annually, we test our broadcast licenses for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors.

In the third quarter of 2008, we determined that the carrying values of certain radio and television FCC licenses exceeded their fair values and we recorded impairment charges of $34.0 million and $12.7 million, respectively. In the fourth quarter of 2008, we had additional impairment charges of $26.3 million for our radio broadcast licenses, and $18.7 million for our television broadcast licenses, for a total of $91.7 million for the year ended December 31, 2008. In the first quarter of 2009, we recorded impairment charges of $32.3 million for our radio broadcast licenses and $19.6 million for our television broadcast licenses. In the third quarter of 2009, we recorded impairment charges of $47.3 million and $27.9 million for our radio and television broadcast licenses, for a total of $126.8 million for the year ended December 31, 2009. Appraisals of any of our reporting units or changes in estimates of our future cash flows could affect our impairment analysis in future periods and cause us to record either an additional expense for impairment of assets previously determined to be impaired or record an expense for impairment of other assets. Depending on future circumstances, we may never realize the full value of our intangible assets. Any determination of impairment of our broadcast licenses could have an adverse effect on our financial condition and results of operations.

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

The FCC’s National Broadband Plan may reduce the digital broadcast spectrum currently allocated to television broadcasters.

The FCC is reviewing the spectrum currently allocated to television broadcasting to understand if all or a portion of the spectrum could be repurposed for wireless broadband services. Our EstrellaTV network operates primarily on the secondary digital spectrum on most of our affiliate stations. While, we cannot predict the outcome of the National Broadband Plan, a reduction in the spectrum currently allocated to television broadcasters could adversely impact our ability to capitalize on the network, as a reduction could cause our affiliates to reduce the spectrum available to EstrellaTV or to altogether terminate its affiliation with EstrellaTV. This could have an adverse impact on our ratings and our ability to attract Spanish network advertising budgets.

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

The required conversion to digital television has imposed significant costs that might not be balanced by consumer demand.

The FCC adopted rules for implementing a digital television service in the U.S. Under these rules, stations are required to build out and begin broadcasting a digital television signal. Federal legislation specified June 12, 2009 as the date by which stations would be required to operate as a single digital television channel and to surrender any other channels on which they previously operated. Our final costs to convert our television stations to full-service digital television have been significant, and there may not be sufficient consumer demand for digital television services to recover our investment in digital television facilities.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

•	general economic conditions in the United States and in the regions in which operate;

•	sufficient cash to meet our debt service obligations;

•	our dependence on advertising revenues;

•	changes in rules and regulations of the FCC;

•	our ability to attract, motivate and retain salespeople and other key personnel;

•	our ability to successfully convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	strong competition in the radio and television broadcasting industries;

•	potential disruption from natural hazards, equipment failure, power loss and other events or occurrences;

•	our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	compliance with our restrictive covenants on our debt instruments; and

•	our ability to obtain regulatory approval for future acquisitions.

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

In 2008, we began negotiations with Broadcast Music, Inc. (“BMI”) related to disputes over royalties owed to BMI. In October 2009, we settled all royalty disputes relating to our television stations as well as royalties owed for the period ending December 31, 2006 for our radio stations. The remaining outstanding dispute relates to our radio stations for the period commencing January 1, 2007, for which we have filed an application for a reasonable license under BMI’s antitrust consent decree (the “post-court period”). As of December 31, 2009, we had reserved a total of approximately $0.9 million relating to the BMI dispute, of which $0.5 million represents check disbursements we have made to BMI, but remain outstanding as of December 31, 2009. We believe this reserve, all of which relates to the post-court period, is adequate as of December 31, 2009.

We are subject to pending litigation arising in the normal course of business. While it is not possible to predict the results of such litigation, we do not believe the ultimate outcome of these matters will have a materially adverse effect on our financial positions or results of operations.

ITEM 4.	RESERVED

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

There is currently no established public trading market for the common stock of LBI Media Holdings, Inc. LBI Media Holdings, Inc. is a wholly owned subsidiary of Liberman Broadcasting, Inc., a Delaware corporation.

Dividends

LBI Media Holdings paid distributions to its parent of $0.1 million and $0.3 million for the years ended December 31, 2009 and 2008, respectively. LBI Media’s senior credit facilities, the indentures governing its senior subordinated notes and LBI Media Holdings’ senior discount notes impose restrictions on the payment of cash dividends or payments on account of or on redemption, retirement or purchase of its common stock or other distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

LBI Media Holdings did not sell any securities during the fourth quarter of the fiscal year ended December 31, 2009.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

LBI Media Holdings has not reacquired any of its equity securities during the fourth quarter of the fiscal year ended December 31, 2009.

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

	Year Ended December 31,
	2009	2008(5)	2007(5)	2006(5)	2005
	(in thousands)
Consolidated Statement of Operations Data:
Net revenues:
Radio	$59,120	$65,301	$59,846	$50,105	$48,695
Television	43,801	51,011	54,428	56,572	47,620

Total net revenues	102,921	116,312	114,274	106,677	96,315
Operating expenses (exclusive of deferred (benefit) compensation, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses shown below)	68,303	73,092	66,788	58,799	51,366
Deferred (benefit) compensation	—	—	(3,952)	948	(2,422)
Depreciation and amortization	9,703	9,943	8,936	7,009	7,095
Loss on sale and disposal of property and equipment	1,807	3,506	—	—	—
Impairment of broadcast licenses	126,543	91,740	8,143	2,844	10,282
Offering costs (1)	—	—	—	—	287

Total operating expenses	206,356	178,281	79,915	69,600	66,608

Operating (loss) income	(103,435)	(61,969)	34,359	37,077	29,707

Gain (loss) on note purchases and redemptions	520	12,495	(8,776)	—	—
Interest expense and other income, net	(33,669)	(36,993)	(36,286)	(31,297)	(29,122)
Interest rate swap income (expense)	2,393	(3,433)	(2,410)	(1,784)	—
Equity in losses of equity method investment	(112)	(280)	—	—	—
Impairment of equity method investment	—	(160)	—	—	—
Gain on sale of investments	—	—	—	—	13
Loss on sale of property and equipment	—	—	—	—	(3)

(Loss) income from continuing operations before benefit from (provision for) income taxes	(134,303)	(90,340)	(13,113)	3,996	595
Benefit from (provision for) income taxes	20,261	7,191	(44,561)	1,263	(158)

(Loss) income from continuing operations	(114,042)	(83,149)	(57,674)	5,259	437
Discontinued operations, net of income taxes (including gain on sale of assets of $1,245 in 2009)	1,398	1,156	1,161	1,163	1,064

Net (loss) income	$(112,644)	$(81,993)	$(56,513)	$6,422	$1,501

Other Data:
Adjusted EBITDA (2)	$34,646	$43,220	$43,844	$46,930	$47,084
Cash interest expense (3)	$31,789	$28,929	$29,653	$24,050	$22,950
Cash flows (used in) provided by operating activities	$(2,108)	$15,775	$7,099	$25,422	$23,255
Cash flows used in investing activities	$(3,181)	$(17,537)	$(50,288)	$(109,617)	$(13,458)
Cash flows provided by (used in) financing activities	$5,017	$515	$43,385	$83,899	$(13,742)

	Year Ended December 31,
	2009	2008(5)	2007(5)	2006(5)	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$178	$450	$1,697	$1,501	$1,797
Working capital (deficit)	$2,801	$2,798	$4,456	$(7,206)	$2,190
Broadcast licenses, net	$161,660	$292,343	$382,574	$357,870	$278,536
Total assets	$298,844	$428,187	$516,691	$482,196	$378,285
Total debt (4)	$422,224	$417,345	$422,761	$413,827	$319,314
Total stockholder’s (deficiency) equity	$(167,242)	$(54,519)	$27,716	$38,583	$33,995

(1)	In February 2004, our parent, Liberman Broadcasting, filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its Class A common stock. The offering was subsequently withdrawn and, as a result, approximately $0.3 million of costs initially deferred in connection with the registration process were written-off during the year ended December 31, 2005. The offering costs were expensed by us, because we advanced the funds used by Liberman Broadcasting to pay the offering costs and a portion of the net proceeds from the offering were to be used to repay borrowings under LBI Media’s senior revolving credit facility.
(2)	We define Adjusted EBITDA as net income or loss less discontinued operations, net of income taxes, plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, gain or loss on sale of investments, net interest expense, interest rate swap expense or income, impairment of broadcast licenses, depreciation and amortization, stock-based compensation expense and other non-cash gains and losses. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of our discontinued operations, certain non-cash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income or loss and net income or loss. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

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

The table set forth below reconciles net cash (used in) provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Year Ended December 31,
	2009	2008(5)	2007(5)	2006(5)	2005
	(in thousands)
Net cash (used in) provided by operating activities	$(2,108)	$15,775	$7,099	$25,422	$23,255
Add:
Income tax (benefit) expense	(20,261)	(7,191)	44,561	(1,263)	158
Interest expense and other income, net	33,669	36,993	36,286	31,297	29,122
Less:
Effect of discontinued operations	(485)	(1,232)	(1,231)	(1,232)	(1,133)
Provision for doubtful accounts	(2,401)	(1,906)	(1,376)	(1,330)	(959)
Accretion on discount notes	—	(5,542)	(6,386)	(5,738)	(5,155)
Amortization of discount on subordinated notes	(275)	(251)	(105)	—	—
Amortization of deferred financing costs	(1,468)	(1,413)	(1,260)	(1,091)	(994)
Amortization of program rights	(5,231)	(593)	(565)	(781)	(912)
Write-off of deferred financing costs	(250)	—	—	—	—
Deferred compensation benefit (expense)	—	—	3,952	(948)	2,422
Offering costs	—	—	—	—	(287)
Changes in operating assets and liabilities:
Cash overdraft	(99)	(395)	—	—	—
Accounts receivable	2,572	2,370	1,660	2,800	2,648
Deferred compensation payments	—	—	4,377	1,627	—
Program rights	11,277	705	—	(13)	325
Amounts due from related parties	24	61	(11)	(221)	(460)
Prepaid expenses and other current assets	(734)	696	(197)	166	49
Employee advances	138	424	(59)	—	353
Accounts payable and accrued liabilities	(531)	(1,086)	1,206	(2,172)	(954)
Accrued interest	(31)	(932)	(195)	(537)	(105)
Program rights payable	—	—	—	—	33
Deferred income taxes	19,191	6,796	(44,790)	1,187	(100)
Other assets and liabilities	1,649	(59)	878	(243)	(222)

Adjusted EBITDA	$34,646	$43,220	$43,844	$46,930	$47,084

Excluding the one-time charge of $7.6 million related to the early redemption premium paid on LBI Media’s 10 1/8% senior subordinated notes in 2007, Adjusted EBITDA for the year ended December 31, 2007 was $51.4 million. The following is a reconciliation of our Adjusted EBITDA, as reported, to our Adjusted EBITDA excluding this one-time redemption charge for the year ended December 31, 2007:

2007(5)
Adjusted EBITDA, as reported	$43,844
Early redemption premium on 10 1 /8% senior subordinated notes	7,594

Adjusted EBITDA, excluding one-time redemption charge	$51,438

(3)	Represents cash paid for interest. Does not include accrued but unpaid interest expense.
(4)	Total debt does not include the 9% subordinated notes issued by Liberman Broadcasting, Inc., our parent, for the years ended December 31, 2006, 2005 and 2004. These notes were repaid in March 2007 with a portion of the proceeds from the sale of Liberman Broadcasting, Inc.’s Class A common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock.”
(5)	Amounts have been adjusted to reflect the restatement of our consolidated statements of operations and consolidated statements of cash flows for the years ended December 31, 2008, 2007 and 2006, and selected balance sheet data as of December 31, 2008, 2007 and 2006 for the restatement as described in Note 1 of our accompanying consolidated financial statements.

The impact of the restatement on our consolidated balance sheet as of December 31, 2007, after adjusting for the effects of the restatement on our December 31, 2006 balance sheet, is as follows:

(i)	a $0.1 million decrease in accrued liabilities and total current liabilities;

(ii)	a $3.9 million decrease in deferred income tax liability and total long-term liabilities;

(iii)	a $4.0 million decrease in total liabilities; and

(iv)	a $4.0 million decrease in retained deficit (and corresponding increase in stockholder’s equity).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in the Explanatory Note immediately preceding Item 1 of Part I and Note 1, “Summary of Significant Accounting Policies—Restatement” in Notes to Consolidated Financial Statements in Part II, Item 8, we are restating our consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations, cash flows and stockholder’s equity for the years ended December 31, 2008 and 2007. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Annual Reports of Form 10-K.

Overview

We own and operate radio and television stations in Los Angeles (including Riverside and San Bernardino counties), California, Houston, Texas and Dallas, Texas and television stations in San Diego, California, Salt Lake City, Utah, Phoenix, Arizona and New York, New York. Our radio stations consist of five FM and two AM stations serving Los Angeles, California and its surrounding areas, five FM and three AM stations serving Houston, Texas and its surrounding areas, and five FM stations and one AM station serving Dallas-Fort Worth, Texas and its surrounding areas. Our seven television stations consist of four full-power stations serving Los Angeles, California, Houston, Texas, Dallas-Fort Worth, Texas and Salt Lake City, Utah. We also own three low-power television stations serving the San Diego, California, Phoenix, Arizona and New York, New York markets.

In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth, Texas, that allow us to produce programming in those markets as well. We have entered into time brokerage agreements with third parties for four of our radio stations and one of our low-power television stations.

We are also affiliated with twenty-one television stations in various states serving specific market areas, including seven in Texas, four in Florida, five in California, and one each in Arizona, Nevada, New Mexico, New York and Oregon.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national advertising time on our radio and television stations and the sale of time to brokered or infomercial customers on our radio and television stations. Beginning in the third quarter of 2009, we also began generating advertising sales on our affiliated stations that broadcast our “EstrellaTV” network programming. Upon consummation of our two pending television asset acquisitions (as described below under “—Acquisitions”), our EstrellaTV network will broadcast in 18 of the top 20 Hispanic designated market areas, covering approximately 75% of U.S. Hispanic television households.

Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations, and we generally do not obtain long-term commitments from our advertisers. As a result, our management team focuses on creating a diverse advertiser base, providing cost-effective advertising solutions for clients, executing targeted marketing campaigns to develop a local audience and implementing strict cost controls. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from agencies on local, regional and national (including network) advertising, and our net revenue reflects deductions from gross revenue for commissions to these agencies.

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

Dispositions

In December 2009, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of Houston LLC and Liberman Broadcasting of Houston License LLC, completed the sale of selected assets of radio station KSEV-AM, 700AM, licensed to Tomball, Texas, to Patrick Broadcasting, LP, pursuant to an asset purchase agreement entered into by the parties in October 2009. Those assets included, among other things, (i) licenses and permits authorized by the Federal Communications Commission, or FCC, for or in connection with the operation of the station, (ii) the antenna and transmission facility, and (iii) broadcast and other studio equipment used to operate the station. The total aggregate sale price of approximately $6.5 million (excluding adjustments) was paid in cash. We used the net proceeds from the sale to repay outstanding borrowings under LBI Media’s senior revolving credit facility. The accompanying consolidated financial statements reflect the operating results of radio station KSEV-AM as discontinued operations for all periods presented.

Acquisitions

In February 2010, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, consummated the acquisition of selected assets of low-power television station WASA-LP, Channel 25, licensed to Port Jervis, New York, from Venture Technologies, Group, LLC, pursuant to an asset purchase agreement entered into by the parties in November 2008. The total purchase price of approximately $6.0 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. The selected assets primarily included licenses and permits authorized by the FCC for or in connection with the operation of the station. The purchase of these assets represents the first television station we have owned in the New York market.

In February 2010, KRCA Television LLC and KRCA License LLC entered into an asset purchase agreement with Trinity Broadcasting Network, as seller, pursuant to which we have agreed to acquire selected assets of low-power television station W40BY, licensed to Palatine, Illiniois, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station.

The total purchase price will be approximately $1.3 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. We expect to close this acquisition in the third quarter of 2010.

In January 2010, KRCA Television LLC and KRCA License LLC entered into an asset purchase agreement with Lesea Broadcasting Corporation, as seller, pursuant to which we have agreed to acquire selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station (ii) antenna and transmitter facilities and (ii) broadcast and other studio equipment used to operate the station. The total purchase price will be approximately $6.5 million in cash, subject to certain adjustments, of which $0.3 million has been deposited into escrow. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. We expect to close this acquisition in the third quarter of 2010.

        In December 2008, KRCA Television LLC and KRCA License LLC consummated the acquisition of selected assets of low-power television station KVPA-LP, Channel 42, licensed to Phoenix, Arizona, from Latin America Broadcasting of Arizona, Inc., pursuant to an asset purchase agreement entered into by the parties in August 2008. The total purchase price of approximately $1.4 million (including acquisition costs of approximately $0.1 million) was primarily paid for in cash. The assets acquired included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) transmission and other broadcast equipment used to operate the station. The purchase of these assets marked our first entry into the Phoenix market.

In September 2008, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers, or together, Sun City, pursuant to which we agreed to acquire certain assets of radio station KVIB-FM, 95.1 FM, licensed to Phoenix, Arizona, from Sun City. Those assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was to be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million had been deposited into escrow as of December 31, 2008 and 2009. In December 2008, we submitted a formal notice to Sun City to terminate the asset purchase agreement as a result of a material adverse event that we believe occurred since entering into the agreement. However, in order to avoid significant legal fees, other expenses and management time that would have been devoted to the litigation matter, in January 2010, we entered into a settlement agreement and release with Sun City, whereby we agreed to allow Sun City to retain 50 percent of the escrow funds. As such, in January 2010, we received approximately $0.4 million of the $0.8 million escrow amount initially deposited. The charge related to the write-off of the remaining $0.4 million that we did not recoup is included in selling, general and administrative expenses in the accompanying consolidated financial statements for the year ended December 31, 2009.

In November 2007, Liberman Broadcasting of California LLC and LBI Radio License LLC, entered into an asset purchase agreement with R&R Radio Corporation, as the seller, pursuant to which we had agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. The selected assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) transmitter and other broadcast equipment used to operate the station, and (iii) other related assets. We intended to change the programming format and the location of KDES-FM from Palm Springs, California to Redlands, California. The aggregate purchase price was to be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million had been deposited in escrow as of December 31, 2008 and 2007. We would have paid $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC, or Spectrum Scan. As a condition to our then pending purchase of the assets from the seller, Liberman Broadcasting of California had entered into an agreement relating to the relocation and purchase of KDES-FM with Spectrum Scan whereby it would have paid $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan was conditioned on the completion of the purchase of the assets from the seller. However, if we had received final FCC approval and the purchase of KDES-FM was not completed, we would have been required to pay a $500,000 fee to Spectrum Scan.

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

In connection with the assignment and assumption agreement, Liberman Broadcasting of California LLC and Spectrum Scan entered into an amendment to the agreement relating to the relocation and purchase of KDES-FM pursuant to which Liberman Broadcasting of California LLC agreed to pay, subject to certain exceptions, approximately $4.2 million to Spectrum Scan (instead of the $7.0 million that had been previously agreed upon) in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California when LC Media and R&R Radio Corporation consummated the acquisition of the selected assets.

As consideration for the assignment and assumption agreement and the amendment to the agreement with Spectrum Scan, LC Media agreed to pay, subject to and upon consummation of the purchase of KDES-FM from R&R Radio by LC Media, $5.9 million to us. We, in turn, agreed to pay $4.2 million to Spectrum Scan as described above. In February 2010, the purchase of KDES-FM was consummated by LC Media, and we received $5.9 million from LC Media, and we, in turn, paid $4.2 million to Spectrum Scan in accordance with the amendment described above.

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

Sale and Issuance of Liberman Broadcasting’s Class A Common Stock

In March 2007, our parent, Liberman Broadcasting, sold shares of its Class A common stock to affiliates of Oaktree Capital Management, LLC, or Oaktree, and Tinicum Capital Partners II, L.P., or Tinicum. The sale resulted in net proceeds to Liberman Broadcasting at closing of approximately $117.3 million, after deducting approximately $7.7 million in closing and transaction costs. A portion of these net proceeds were used to repay Liberman Broadcasting’s 9% subordinated notes due 2014 and to redeem related warrants to purchase shares of common stock of the predecessor of Liberman Broadcasting. Liberman Broadcasting contributed approximately $47.9 million of the net proceeds to us, and we, in turn, contributed $47.9 million to LBI Media. LBI Media used the proceeds contributed to it to repay outstanding amounts borrowed under its senior revolving credit facility.

In connection with the sale of Liberman Broadcasting’s Class A common stock, Liberman Broadcasting and its stockholders entered into an investor rights agreement that defines certain rights and obligations of Liberman Broadcasting and the stockholders of Liberman Broadcasting. Pursuant to this investor rights agreement, certain investors have the right to consent to certain transactions involving us, Liberman Broadcasting, and our subsidiaries, including:

•	certain acquisitions or dispositions of assets by us, Liberman Broadcasting and our subsidiaries that are consummated on or after September 30, 2009;

•

certain transactions between us, Liberman Broadcasting and our subsidiaries, on the one hand, and Jose Liberman, our chairman and LBI Media’s chairman, Lenard Liberman, our chief executive officer, president and secretary and LBI Media’s chief executive officer, president and secretary, or certain of their respective family members, on the other hand;

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

Under the investor rights agreement, our parent has granted the investors and other holders of Liberman Broadcasting’s common stock the right to require Liberman Broadcasting in certain circumstances to use its best efforts to register the resale of their shares of Liberman Broadcasting’s common stock under the Securities Act of 1933, as amended, or Securities Act. Among other registration rights, Liberman Broadcasting has granted the investors the right to require the registration of the resale of their shares and the listing of our parent’s common stock on an exchange, so long as the holders of a majority of Liberman Broadcasting’s common stock that are held by either Oaktree or Tinicum or their permitted transferees request such registration and listing.

Liberman Broadcasting is responsible for paying all registration expenses in connection with any demand registration pursuant to the investors rights agreement, including the reasonable fees of one counsel chosen by the investors participating in such demand registration, but excluding any underwriters’ discounts and commissions. If after the termination of two best efforts attempts to consummate a demand registration, the investors request another demand registration, the investors that elect to participate in the demand registration will be responsible for paying all above referenced registration expenses in connection with any additional attempt to consummate such demand registration.

Liberman Broadcasting has agreed to indemnify each of the investors party to the investors rights agreement against certain liabilities under the Securities Act in connection with any registration of their registrable shares.

Refinancing of LBI Media’s Senior Subordinated Notes

In July 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8 1 /2% Senior Subordinated Notes that mature in 2017, resulting in gross proceeds of approximately $225.0 million and net proceeds of approximately $221.6 million after certain transaction costs. The net proceeds of the 8 1 /2% senior subordinated notes were used to redeem LBI Media’s 10 1/8% senior subordinated notes due 2012, to repay a portion of the borrowings under LBI Media’s senior revolving credit facility and for general corporate purposes. The 10 1/ 8% senior subordinated notes were redeemed in full in August 2007. See “—Liquidity and Capital Resources” for more information on the 8 1 /2% senior subordinated notes.

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net revenues:
Radio	$59,120	$65,301	$59,846
Television	43,801	51,011	54,428

Total	$102,921	$116,312	$114,274

Total operating expenses before depreciation and amortization, loss on sale and disposal of property and equipment, impairment of broadcast licenses, deferred benefit and stock-based compensation expense:

Radio	$34,597	$34,570	$30,718
Television	33,678	38,522	36,070

Total	$68,275	$73,092	$66,788

Depreciation and amortization:
Radio	$4,841	$5,029	$3,987
Television	4,862	4,914	4,949

Total	$9,703	$9,943	$8,936

Loss on sale and disposal of property and equipment:
Radio	$182	$1,355	$—
Television	1,625	2,151	—

Total	$1,807	$3,506	$—

Impairment of broadcast licenses:
Radio	$79,040	$60,340	$8,143
Television	47,503	31,400	—

Total	$126,543	$91,740	$8,143

Deferred benefit:
Radio	$—	$—	$(3,952)
Television	—	—	—

Total	$—	$—	$(3,952)

Stock-based compensation expense:
Corporate	$28	$—	$—

Total	$28	$—	$—

Operating (loss) income:
Radio	$(59,540)	$(35,993)	$20,950
Television	(43,867)	(25,976)	13,409
Corporate	(28)	—	—

Total	$(103,435)	$(61,969)	$34,359

Adjusted EBITDA (1):
Radio	$24,523	$30,731	$33,080
Television	10,123	12,489	18,358
Corporate	—	—	(7,594)

Total	$34,646	$43,220	$43,844

Total assets:
Radio	$182,242	$266,040	$318,554
Television	101,450	134,771	172,542
Corporate	15,152	27,376	25,595

Total	$298,844	$428,187	$516,691

(1)

We define Adjusted EBITDA as net income or loss less discontinued operations, net of income taxes, plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, gain or loss on sale of investments, net interest expense, interest rate swap expense or income, impairment of broadcast licenses, depreciation and amortization, stock-based compensation expense and other non-cash gains and losses. For the year ended December 31, 2007, other non-cash losses includes a $1.2 million charge related to the write off of unamortized deferred financing costs associated with LBI Media’s former 10 1/8% senior subordinated notes, which were redeemed in August 2007. See footnote (2) under “Item 6. Selected Financial Data” for a reconciliation of Adjusted EBITDA to net cash provided by operating activities. We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenues. Net revenues decreased by $13.4 million, or 11.5%, to $102.9 million for the year ended December 31, 2009, from $116.3 million in 2008. The change was primarily attributable to decreased advertising revenue in both our radio and television segments, reflecting the general decline in the advertising industry due to the downturn in the local and U.S. economies. However, these declines were partially offset by incremental revenue from our EstrellaTV national television network.

Net revenues for our radio segment decreased by $6.2 million, or 9.5%, to $59.1 million for the year ended December 31, 2009, from $65.3 million for the same period in 2008. This change was primarily attributable to a decline in advertising revenue in our Los Angeles market as a result of the downturn in the Southern California local economy. However, this decrease was partially offset by increased advertising revenue in our Texas market.

Net revenues for our television segment decreased by $7.2 million, or 14.1%, to $43.8 million for the year ended December 31, 2009, from $51.0 million in 2008. The decrease was attributable to lower advertising revenue in all of our markets, reflecting the downturn in the local and U.S. economies. This decrease was partially offset by incremental revenue from our EstrellaTV national television network.

We currently anticipate full year net revenue to increase in 2010 as compared to 2009 in both our radio and television segments, primarily due to projected improvements in the U.S. national and local economies, which we expect to result in increased advertising time sold and higher rates. We also expect our net revenues to benefit incrementally from the first full year of operations for our EstrellaTV national television network, incremental revenues from the leasing of our digital multicast television channels and to a lesser extent, the expansion of our Don Cheto radio network.

Total operating expenses. Total operating expenses increased by $28.0 million, or 15.7%, to $206.3 million for the year ended December 31, 2009 from $178.3 million for the same period in 2008. The increase was primarily attributable to a $34.8 million increase in broadcast license impairment charges, primarily due to additional charges recorded in 2009 in our Southern California radio and television markets. These increases were partially offset by:

(1)	a $3.2 million decrease in selling, general and administrative expenses, primarily due to (a) lower sales commissions expenses, reflecting lower net revenues and commission rates, and (b) a reduction in employee benefit costs;

(2)	a $1.7 million decline in loss on disposal of property and equipment, primarily resulting from (a) a reduction in obsolete transmission equipment disposals in 2009 and (b) the absence of asset disposals in 2009 related to the Hurricane Ike natural disaster in 2008;

(3)	a $1.6 million decrease in programming and technical expenses, primarily resulting from an increase in management’s estimate of the period over which certain of our internally produced programs contribute to our revenues. Prior to January 1, 2009, television production costs for all programs were charged to operating expense as incurred, because we had estimated that the useful lives of these programs did not exceed beyond the initial airing or did not have revenue directly attributable to the production. Beginning January 1, 2009, we determined, based on an evaluation of our historical programming data, that certain of our television programs have demonstrated the ability to generate gross revenues beyond initial airing, and therefore, television production costs for these programs are charged to operating expense based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual program basis. If we had not made this change and continued to expense television production costs for these programs as incurred as we had in the prior fiscal year, our program and technical expenses would have been approximately $5.5 million higher for the year ended December 31, 2009. The decline in program and technical expenses was also due to lower payroll expenses resulting from staff reductions. However, the overall decrease in program and technical expenses was partially offset by higher ratings service costs and music license fees;

(4)	a $0.2 million decrease in depreciation and amortization; and

(5)	a $0.1 million decrease in promotional expenses.

We expect that our total operating expenses, before consideration of any impairment charges, will increase in 2010 as compared to 2009. We anticipate higher programming costs for our television segment primarily reflecting (a) the absence of the benefit we realized in 2009 relating to the capitalization of certain television production costs and (b) higher satellite, ratings service, personnel and promotional expenses relating to the expansion of our EstrellaTV network. This expectation could be negatively impacted by the number and size of additional radio and television assets that we acquire, if any, during 2010.

Total operating expenses for our radio segment increased by $17.3 million, or 17.2%, to $118.6 million for the year ended December 31, 2009, from $101.3 million in 2008. This change was primarily attributable to (a) an $18.7 million increase in broadcast license impairment charges primarily due to additional impairments realized in 2009 relating to our Southern California stations, and (b) a $0.2 million increase in programming and technical expenses. These increases were partially offset by:

(1)	a $1.2 million decline in loss on disposal of property and equipment primarily resulting from (a) a reduction in obsolete transmission equipment disposals in 2009 and (b) the absence of asset disposals in 2009 related to Hurricane Ike;

(2)	a $0.2 million decrease in depreciation and amortization;

(3)	a $0.1 million decrease in selling, general and administrative expenses; and

(4)	a $0.1 million decrease in promotional expenses.

Total operating expenses for our television segment increased by $10.7 million, or 13.9%, to $87.7 million for the year ended December 31, 2009, from $77.0 million for the same period in 2008. This change was primarily attributable to a $16.1 million increase in broadcast license impairment charges, partially offset by:

(1)	a $3.1 million decrease in selling, general and administrative expenses, primarily due to (a) lower sales commissions expenses, reflecting lower net revenues and payout rates, and (b) a reduction in employee benefit costs;

(2)	a $1.8 million decrease in programming and technical expenses, primarily reflecting the increase in the period over which certain in-house television productions cost are amortized and lower payroll expenses resulting from staff reductions. However, the overall decrease was partially offset by higher ratings service costs and music license fees; and

(3)	a $0.5 million decline in loss on disposal of property and equipment, primarily reflecting the absence of asset disposals in 2009 related to Hurricane Ike.

Gain (loss) on note purchases and redemptions. In the fourth quarter of 2008, we purchased in various open market transactions, approximately $22.0 million aggregate principal amount of our outstanding 11% senior discount notes at a weighted average redemption price of 43.321% of face value. These purchases resulted in a combined pre-tax gain of approximately $12.5 million. In the second quarter of 2009, we purchased an additional $1.0 million aggregate principal of our outstanding 11% senior discount notes on the open market at a purchase price of 48.0% of the principal amount. The purchase resulted in a pre-tax gain of approximately $0.5 million (see “Liquidity and Capital Resources—Senior Discount Notes”).

Interest expense and interest and other income, net. Interest expense and interest and other income, net, decreased by $3.6 million, or 9.0%, to $33.7 million for the year ended December 31, 2009, from $37.0 million for the corresponding period in 2008. Although the average debt balance under LBI Media’s senior secured credit facilities was higher in 2009, as compared to 2008, the average interest rates were lower during 2009, which more than offset the higher debt balances. In addition, our senior discount notes began accruing cash interest at 11% in October 2008, which was lower than the effective yield at which the notes had been previously accreting. As a result, interest expense related to our senior discount notes decreased by $2.0 million during the year ended December 31, 2009, as compared to the same period in 2008.

Our interest expense may increase in 2010 if we borrow additional amounts under LBI Media’s senior revolving credit facility to fund operations or acquire additional radio or television station assets, including the pending acquisitions of television stations KWHD-TV from Lasea Broadcasting Corporation and W40BY from Trinity Broadcasting Network. See “—Acquisitions.”

Interest rate swap income (expense). Interest rate swap income (expense) was income of $2.4 million for the year ended December 31, 2009, as compared to an expense of $3.4 million for 2008, a change of $5.8 million. Interest rate swap income (or expense) reflects changes in the estimated fair market value of our interest rate swap during the respective period.

Equity in losses of equity method investment. In April 2008, one of our indirect, wholly owned subsidiaries purchased a 30% interest in PortalUno, Inc., or PortalUno, a development stage, online search engine for the Hispanic community. Equity in losses of equity method investment of $0.1 million and $0.3 million for the years ended December 31, 2009 and December 31, 2008, respectively, represents our share of PortalUno’s losses during the periods.

Impairment of equity method investment. In the third quarter of 2008, we tested our equity investment in PortalUno for impairment. Based on this analysis, including the overall decline in market conditions facing the U.S. economy, we determined that an other-than-temporary decline in the estimated fair value of the investment had occurred. As such, during the year ended December 31, 2008, we recorded a $0.2 million impairment charge to reduce the carrying value of the investment to its estimated fair value. No such charge was recorded in 2009.

Benefit from (provision for) income taxes. During the year ended December 31, 2009, we recognized an income tax benefit of $20.3 million as compared to a benefit of $7.2 million for the same period in 2008. The $13.1 million increase in our income tax benefit primarily reflects changes in our deferred tax (and related valuation allowance) account balances associated with our indefinite-lived assets, resulting from higher broadcast license impairment charges recorded in 2009 as compared to 2008.

Discontinued operations, net of income taxes. In December 2009, we completed the sale of radio station KSEV-AM in our Texas market for approximately $6.5 million in cash. In accordance with Accounting Standards Codification 360-10 “Discontinued Operations”, or ASC 360-10, we have reported the operating results KSEV-AM in discontinued operations within the accompanying consolidated statements of operations for all periods presented. Discontinued operations, net of income taxes, was $1.4 million for the year ended December 31, 2009, as compared to $1.2 million for the same period in 2008, an increase of $0.2 million. The increase was primarily attributable to a $1.2 million gain realized on the sale of the station, partially offset by a $0.7 million increase in the income tax provision resulting from the sale and a $0.3 million impairment charge recognized in 2009. No impairment charge was recorded in 2008.

Net loss. We recognized a net loss of $112.6 million for the year ended December 31, 2009, as compared to a net loss of $82.0 million for the same period of 2008, a change of $30.6 million. The change was primarily attributable to (a) a $34.8 million increase in broadcast license impairment charges and (b) a $13.4 million decrease in net revenue. These increases were partially offset by a $13.1 million increase in income tax benefit and other factors noted above.

        Adjusted EBITDA. Adjusted EBITDA decreased by $8.6 million, or 19.8%, to $34.6 million for the year ended December 31, 2009, as compared to $43.2 million for the same period in 2008. This change was primarily the result of the overall decline in radio and television advertising revenues, partially offset by the decrease in program and technical expenses and selling, general and administrative expenses, as discussed above.

Adjusted EBITDA for our radio segment decreased by $6.2 million, or 20.2%, to $24.5 million for the year ended December 31, 2009, as compared to $30.7 million in 2008. The decrease was primarily the result of the decline in advertising revenues in our Southern California market, as discussed above.

Adjusted EBITDA for our television segment decreased by $2.4 million, or 18.9%, to $10.1 million for the year ended December 31, 2009, from $12.5 million for the same period in 2008. This decrease was primarily the result of lower advertising revenue, partially offset by declines in program and technical expenses and selling, general and administrative expenses, as discussed above.

For a reconciliation of Adjusted EBITDA to net cash (used in) provided by operating activities, see footnote (2) under “Item 6. Selected Financial Data.”

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenues. Net revenues increased by $2.0 million, or 1.8%, to $116.3 million for the year ended December 31, 2008, from $114.3 million in 2007. This increase was primarily attributable to increased advertising revenue in all of our radio markets and incremental revenue from our Salt Lake City television station, which we acquired in November 2007. These gains were partially offset by declines in our California and Texas television markets, primarily resulting from lower infomercial advertising, cancellations in Texas resulting from the impact of Hurricane Ike and the general decline in the advertising industry due to the downturn in the U.S. economy.

Net revenues for our radio segment increased by $5.5 million, or 9.1%, to $65.3 million for the year ended December 31, 2008, from $59.8 million for the same period in 2007. This increase was attributable to growth in all of our radio markets—Los Angeles, Dallas and Houston—reflecting improved station ratings and increased national advertiser acceptance of our station formats.

Net revenues for our television segment decreased by $3.4 million, or 6.3%, to $51.0 million for the year ended December 31, 2008, from $54.4 million in 2007. This decrease was attributable to lower advertising revenue in our California and Texas markets, due to the downturn in the local and U.S. economies, partially offset by incremental advertising revenue in our Utah market.

Total operating expenses. Total operating expenses increased by $98.4 million, or 123.1%, to $178.3 million for the year ended December 31, 2008 from $79.9 million for the same period in 2007. This increase was primarily attributable to:

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

As noted in (2) above, the increase in total operating expenses was partially attributable to a $4.0 million decrease in deferred compensation benefit because the amounts that were ultimately paid to two employees in 2007 were less than the amounts that had been accrued at December 31, 2006. As of December 31, 2009, all of our deferred compensation agreements had expired and we had estimated that no amounts were due under an agreement with a December 31, 2009 “net value” determination date. However, prior thereto, our deferred compensation liability could increase in future periods based on changes in an employee’s vesting percentage, which was based on time and performance measures, and could increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting, Inc. See “—Critical Accounting Policies—Deferred Compensation”.

Total operating expenses for our radio segment increased by $62.4 million, or 160.4%, to $101.3 million for the year ended December 31, 2008, from $38.9 million in 2007. This increase was primarily attributable to:

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

Gain (loss) on note purchases and redemptions. In the fourth quarter of 2008, we purchased in various open market transactions, approximately $22.0 million aggregate principal amount of our outstanding 11% senior discount notes at a weighted average redemption price of 43.321% of face value. These purchases resulted in a combined pre-tax gain of approximately $12.5 million (see “Liquidity and Capital Resources—Senior Discount Notes”). No such purchases occurred in 2007.

In July 2007, LBI Media deposited amounts in trust to redeem all of its outstanding 10 1/8% senior subordinated notes at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to August 22, 2007, the redemption date. In connection with the redemption of these notes, we recorded a loss of $8.8 million, which represents the early redemption premium on the notes of $7.6 million, and the write-off of the unamortized deferred financing costs related to these notes of $1.2 million (see “—Refinancing of LBI Media’s Senior Subordinated Notes”). No such redemption occurred in 2008.

Interest expense and interest and other income, net. Interest expense and interest and other income, net, increased by $0.7 million, or 1.9%, to $37.0 million for the year ended December 31, 2008, from $36.3 million for the corresponding period in 2007. Excluding $0.6 million of interest earned on amounts deposited in escrow prior to redeeming LBI Media’s former 10 1/8% senior subordinated notes, interest expense and other income, net, increased by $0.1 million. As a result of the asset acquisitions we completed in 2007 and the $10.0 incremental borrowing under LBI Media’s term loan facility in January 2008, our average debt balance increased in 2008 as compared to 2007. Although our average interest rates in 2008 were lower than the 2007 rates, they did not offset the higher average debt balance.

Interest rate swap income (expense). Interest rate swap expense increased by $1.0 million, or 42.4%, to $3.4 million for the year ended December 31, 2008, from $2.4 million for the same period of 2007. This increase reflects the change in the fair market value of our interest rate swap during the year.

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

Benefit from (provision for) income taxes. During the year ended December 31, 2008, we recognized an income tax benefit of $7.2 million as compared to an income tax provision of $44.6 million for the same period in 2007. As described above under “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock,” certain investors purchased shares of our parent’s Class A common stock in March 2007. As a result, our parent no longer qualified as an S corporation and we and our subsidiaries no longer qualified as qualified subchapter S corporations. Accordingly, we recorded a one-time non-cash charge of $46.8 million to adjust our deferred tax accounts during the year ended December 31, 2007. The change in our income tax benefit (provision) also resulted from the impact of the $83.6 million increase in broadcast license impairment charges, as described above.

Discontinued operations, net of income taxes. In December 2009, we completed the sale of radio station KSEV-AM in our Texas market for approximately $6.5 million in cash. In accordance with ASC 360-10, we have reported the operating results KSEV-AM in discontinued operations within the accompanying consolidated statements of operations for all periods presented. Income from discontinued operations, net of income taxes, was $1.2 million for the years ended December 31, 2008 and 2007.

Net loss. We recognized a net loss of $82.0 million for the year ended December 31, 2008, as compared to a net loss of $56.5 million for the same period of 2007, a change of $25.4 million. The change was primarily attributable to the $83.6 million increase in broadcast license impairment charges, partially offset by (a) the $51.8 million change in income tax benefit (provision) and (b) the $21.3 million change in gain (loss) on note purchases and redemptions, as described above.

Adjusted EBITDA. Adjusted EBITDA decreased by $0.6 million, or 1.4%, to $43.2 million for the year ended December 31, 2008, as compared to $43.8 million for the same period in 2007. This change primarily reflects increases in programming and technical, selling, general and administrative expenses and a decrease in deferred compensation benefit, partially offset by increased advertising revenue. However, excluding the one-time $7.6 million charge related to the early redemption premium paid on LBI Media’s former 10 1/8% senior subordinated notes in 2007, Adjusted EBITDA decreased 16.0% to $43.2 million, as compared to $51.4 million in 2007. The following is a reconciliation of our Adjusted EBITDA, as reported, to our Adjusted EBITDA excluding this one-time redemption charge:

	Twelve Months Ended December 31,
	2008	2007
Adjusted EBITDA, as reported	$43,220	$43,844
Early redemption premium on 10 1 /8% senior subordinated notes	—	7,594

Adjusted EBITDA, excluding one-time redemption charge	$43,220	$51,438

Adjusted EBITDA for our radio segment decreased by $2.3 million, or 7.1%, to $30.7 million for the year ended December 31, 2008, as compared to $33.0 million in 2007. The decrease was primarily the result of (a) the decrease in deferred compensation benefit and (b) the increase programming and technical and selling, general and administrative expenses, partially offset by increased advertising revenue, as discussed above.

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

Under the senior revolving credit facility, LBI Media has a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to LBI Media under the senior revolving credit facility and may not exceed the lesser of $5.0 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the senior revolving credit facility. Under the senior term loan facility, each quarter, LBI Media must pay 0.25% of the original principal amount of the term loans (repayment of $275,000 per quarter as of December 31, 2009), plus 0.25% of the additional amount borrowed in January 2008 (repayment of $25,000 per quarter as of December 31, 2009) and 0.25% of any additional principal amount incurred in the future under the senior term loan facility. The senior credit facilities mature on March 31, 2012.

As of December 31, 2009, LBI Media had approximately $33.6 million aggregate principal amount outstanding under the senior revolving credit facility and $115.7 million aggregate principal amount of outstanding senior term loans. Since December 31, 2009, LBI Media has borrowed, net of repayments, approximately $9.4 million under its senior secured revolving credit facility.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. Including the $10.0 million increase to LBI Media’s senior secured term loan facility in January 2008, the applicable margin for term loans ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those loans are incurred. Interest on base rate loans is payable quarterly in arrears, and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At December 31, 2009, borrowings under LBI Media’s senior credit facilities bore interest at rates between 1.73% and 4.25%, including the applicable margin.

Under the indentures governing LBI Media’s 8 1 /2% senior subordinated notes and our senior discount notes (described below), LBI Media is limited in its ability to borrow under the senior revolving credit facility and to borrow additional amounts under the senior term loan facility. LBI Media may borrow up to an aggregate of $260.0 million under the senior credit facilities (subject to certain reductions under certain circumstances) without having to comply with specified leverage ratios under the indentures governing its 8 1 /2% senior subordinated notes and our senior discount notes, but any amount over such $260.0 million that LBI Media may borrow under the senior credit facilities (subject to certain reductions under certain circumstances) will be subject to LBI Media’s and our compliance with specified leverage ratios (as defined in the indentures governing LBI Media’s 8 1 /2% senior subordinated notes and our senior discount notes). Also, the indenture governing LBI Media’s 8 1 /2% senior subordinated notes prohibits borrowings under LBI Media’s senior credit facilities, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to their stated maturity.

LBI Media’s senior credit facilities contain customary restrictive covenants that, among other things, limit its ability to incur additional indebtedness and liens in connection therewith and pay dividends. Under the senior revolving credit facility, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement). LBI Media was in violation of certain reporting covenants under its senior credit facilities as of April 5, 2010. These violations will be cured by LBI Media upon its issuance of its consolidated financial statements and the delivery of certain certificates and other items related to such consolidated financial statements to the administrative agent.

LBI Media’s 8 1 /2% Senior Subordinated Notes. In July 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8 1 /2% Senior Subordinated Notes that mature in 2017, resulting in gross proceeds of approximately $225.0 million and net proceeds of approximately $221.6 million after deducting certain transaction costs. Under the terms of LBI Media’s 8 1 /2% senior subordinated notes, it pays semi-annual interest payments of approximately $9.7 million each February 1 and August 1, which commenced on February 1, 2008. LBI Media may redeem the 8 1 /2% senior subordinated notes at any time on or after August 1, 2012 at redemption prices specified in the indenture governing its 8  1 /2% senior subordinated notes, plus accrued and unpaid interest. At any time prior to August 1, 2012, LBI Media may redeem some or all of its 8 1 /2% senior subordinated notes at a redemption price equal to a “make whole” amount as set forth in the indenture governing such senior subordinated notes. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings completed on or prior to August 1, 2010 at a redemption price of 108.5% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the applicable redemption date.

The indenture governing these notes contains restrictive covenants that limit, among other things, LBI Media’s and its subsidiaries’ ability to incur additional indebtedness, issue certain kinds of equity, and make particular kinds of investments. The indenture governing LBI Media’s 8 1 /2% senior subordinated notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 8 1 /2% senior subordinated notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 8 1 /2% senior subordinated notes. LBI Media was in violation of certain of its reporting covenants under its indenture governing its 8 1 /2% senior subordinated notes as of March 31, 2010. These violations will be cured upon the issuance of its consolidated financial statements to the trustee.

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

Senior Discount Notes. In October 2003, we issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest did not accrue and was not payable on the senior discount notes prior to October 15, 2008, and instead the accreted value of the senior discount notes increased until such date. Since October 15, 2008, cash interest began to accrue on the senior discount notes at a rate of 11% per year payable semi-annually on each April 15 and October 15, with the first cash payment made on April 15, 2009. We may redeem the senior discount notes at any time at redemption prices specified in the indenture governing our senior discount notes, plus accrued and unpaid interest.

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

The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. Our senior discount notes are structurally subordinated to LBI Media’s senior credit facilities and LBI Media’s 8 1 /2% senior subordinated notes.

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

The following table summarizes our various levels of indebtedness at December 31, 2009:

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest Rate
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$33.6 million(1)	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (2.3% weighted average at December 31, 2009)

LBI Media, Inc.	Senior secured term loan facility	$115.7 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (1.8% weighted average at December 31, 2009)

LBI Media, Inc.	8 1/2% senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million(2)	October 15, 2013	11%

Empire Burbank Studios, Inc.	Mortgage note	$1.9 million	July 1, 2019	5.52%

(1)	LBI Media has borrowed, net of repayments, approximately $9.4 million under its senior secured revolving credit facility since December 31, 2009.
(2)

In the fourth quarter of 2008 and the second quarter of 2009, we purchased approximately $22.0 million and $1.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount outstanding and due to third party noteholders was $45.4 million as of December 31, 2009.

Cash Flows. Cash and cash equivalents were $0.2 million, $0.5 million and $1.7 million at December 31, 2009, 2008 and 2007, respectively.

Net cash flow used by operating activities was $2.1 million for the year ended December 31, 2009. Net cash flow provided by operating activities was $15.8 million and $7.1 million for the years ended December 31, 2008 and 2007, respectively.

The decrease in our net cash flow provided by operating activities during the year ended December 31, 2009 as compared to 2008 was primarily attributable to a decline in advertising revenues and higher television programming payments, partially offset by lower operating costs.

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

Net cash flow used in investing activities was $3.2 million, $17.5 million and $50.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash flow used in investing activities in 2009 primarily included $9.5 million in capital expenditures for property and equipment, primarily related to completion of construction on our new Dallas office building and studio facility and purchases of new digital transmission equipment for our television stations. Net cash flow used in investing activities in 2009 also reflects $6.4 million of net proceeds related to the sale of radio station KSEV-AM in our Houston, Texas market in December 2009.

Net cash flow used in investing activities in 2008 primarily included $12.8 million in capital expenditures for property and equipment, of which $4.7 million related to the construction of our new corporate offices in Dallas, Texas, $1.6 million in costs incurred (including amounts deposited into escrow) for the then pending acquisitions of selected assets of KVIB-FM in Phoenix and

WASA-LP in New York, $1.5 million (including acquisition costs) paid for the acquisition of selected assets of television station KVPA-LP in the Phoenix, Arizona market, and a $1.5 million deposit made in connection with the then pending purchase of a tower site in Victoria, Texas.

Net cash flow used in investing activities in 2007 included $35.4 million (including acquisition costs) paid for the acquisitions of selected assets of KRQB-FM in the Riverside/San Bernardino area of our Los Angeles market and KPNZ-TV in the Salt Lake City, Utah market and $13.7 million in capital expenditures for property and equipment, primarily related to the construction of new towers and transmitter sites for our Dallas-Fort Worth and Houston, Texas radio stations and additional studio equipment for our Los Angeles television station.

Net cash flow provided by financing activities was $5.0 million, $0.5 million and $43.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Net cash flow provided by financing activities in 2009 primarily resulted from net bank borrowings of $5.6 million.

Net cash flow provided by financing activities in 2008 primarily resulted from net bank borrowings of $10.8 million, offset by the purchase of our senior discount notes for $9.6 million in various open market transactions in the fourth quarter of 2008, and payment of deferred financing costs of $0.5 million.

Net cash flow provided by financing activities in 2007 primarily reflects a capital contribution from our parent of $47.9 million, and, in turn, from us to LBI Media, which LBI Media used to repay outstanding borrowings under its senior credit facilities. See “—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock”. Net cash flow provided by financing activities in 2007 also reflected the issuance of LBI Media’s 8 1 /2% senior subordinated notes, partially offset by the redemption of LBI Media’s 10 1/8% notes. See “—Refinancing of LBI Media Senior Subordinated Notes.”

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At December 31, 2009, such obligations and commitments were LBI Media’s senior revolving credit facility, senior term loan facility and 8 1 /2% senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries, our operating leases and our Nielsen network ratings contract (for a description of this contract, see Note 6 “Commitments and Contingencies – Ratings Services” in our accompanying consolidated financial statements) as follows:

	Payments Due by Period from December 31, 2009 (in millions)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$608.3	$28.3	$56.3	$235.2	$288.5
Operating leases	17.4	2.0	3.3	2.4	9.7
Nielsen network ratings contract	16.7	2.8	9.7	4.2	—

Total contractual cash obligations	$642.4	$33.1	$69.3	$241.8	$298.2

The above table includes principal and interest payments under our debt agreements based on our interest rates and principal balances as of December 31, 2009 and assumes no additional borrowings or unscheduled principal payments on LBI Media’s senior secured revolving credit facility or senior secured term loan facility until the facilities mature in March 2012.

Expected Use of Cash Flows. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. For our television segment, our material planned uses of liquidity during the next twelve months will include the purchase and build out of a 25,000 square foot warehouse in Burbank, California, which we intend to convert into a television production facility, at an estimated cost of approximately $10.0 million. We believe that the purchase of this facility will further enhance our ability to produce cost-effective programming, and also allow for the expansion of our internal production capabilities. In addition, our senior discount notes began accruing cash interest at a rate of 11% per year on October 15, 2008, with the first payment made on April 15, 2009. The interest payments are payable on April 15 and October 15 of each year until the notes mature on October 15, 2013. We also expect to use cash to fund the purchase prices for the selected assets of television stations KWHD-TV and W40BY, respectively, in the Denver, Colorado, and Chicago, Illinois markets, within the next twelve months, primarily through borrowings under LBI Media’s senior revolving credit facility.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2009. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income or loss less discontinued operations, net of income taxes, plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, gain or loss on the sale of investments, net interest expense, interest rate swap expense or income, impairment of broadcast licenses, depreciation and amortization, stock-based compensation expense and other non-cash gains and losses.

This term, as we define it, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles, or GAAP.

        Management considers this measure an important indicator of our liquidity relating to our operations, as it eliminates the effects of our discontinued operations, certain non-cash items and our capital structure. Management believes liquidity is an important measure for our company because it reflects our ability to meet our interest payments under our substantial indebtedness and is a measure of the amount of cash available to grow our company through our acquisition strategy. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with GAAP, such as cash flows from operating activities, operating income and net income.

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•

it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as depreciation and amortization, loss on disposal of property and equipment, and impairment of broadcast licenses. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that by eliminating the effect of certain non-cash items, Adjusted EBITDA provides a meaningful measure of liquidity;

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, program rights, acquisitions of radio station and television station assets, intangible assets, deferred compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 8.5% of our outstanding receivables. However, our allowances for doubtful accounts have increased over the past several years from this historical average due to expansion in new markets and, most recently, the current downturn in the U.S. national and local economies. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3.0% of our outstanding receivables as of December 31, 2009, from 14.5% to 17.5% or $3.2 million to $3.8 million, would result in a decrease in pre-tax income of $0.6 million for the year ended December 31, 2009.

Program Rights

Costs incurred for the production of our original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. Generally accepted accounting principles (in the United States) set forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. Beginning January 1, 2009, we determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, began capitalizing television production costs for certain of their programming, and amortizing those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which we do not believe have a useful life beyond the initial airing, or do not have revenue directly attributed to production, are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. Approximately $5.5 million of program and technical expenses were capitalized as of December 31, 2009.

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

In the third quarter of 2009, we completed our annual impairment review and concluded that several of our broadcast licenses were impaired. As such, we recorded a non-cash impairment loss of approximately $75.1 million to reduce the book value of these broadcast licenses to their estimated fair values. We also recorded a $0.3 million impairment charge in 2009 relating to radio station KSEV-AM, which was sold in December 2009, and whose operations are included in discontinued operations in the accompanying consolidated statements of operations (see Note 1 to our accompanying consolidated financial statements). During the third quarter of 2008, we recorded a non-cash impairment loss of $46.7 million resulting from our 2008 annual impairment review. The impairment charges recorded in both 2009 and 2008 resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales. The increase in the impairment loss for the year ended December 31, 2009, as compared to 2008, was primarily due to increased write-downs relating to our Southern California radio and television stations.

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

During the third quarters of 2008 and 2007, we completed our annual impairment review and concluded that several of our broadcast licenses were impaired. As a result of the downturn in the U.S. economy, which caused a general slowdown in the advertising environment, we also recorded impairments in the fourth quarters of 2008 and 2007. The decrease in the fair value of certain individual station broadcast licenses in our California, Texas and Utah markets resulted in impairment write-downs of approximately $46.7 and $45.0 million for the third and fourth quarters of 2008, respectively, and $3.0 million and $5.1 million for the third and fourth quarters of 2007, respectively. The impairment charges were due to market changes such as lower advertising revenue growth projections for the broadcasting industry, higher discount rates and a decline in cash flow multiples for recent station sales.

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

Deferred compensation

Our parent, Liberman Broadcasting, has entered into employment agreements with certain employees. In addition to annual compensation and other benefits, one agreement provided an employee with the ability to participate in the increase of the “net value” of Liberman Broadcasting over certain base amounts. This agreement expired effective December 31, 2009 and no incentive compensation had been earned under the employment agreement.

In prior years, our deferred compensation liability could have increased based on changes in the employee’s vesting percentage and could have increased or decreased based on changes in the “net value” of Liberman Broadcasting. We had two deferred compensation components that comprised such employee’s vesting percentage: (i) a component that vested in varying amounts over time; and (ii) a component that vested upon the attainment of certain performance measures. We accounted for the time vesting component over the vesting period specified in the employment agreement and accounted for the performance-based component when we considered it probable that the performance measures would be attained.

As part of the calculation of the deferred compensation liability, we used the income and market valuation approaches to determine the “net value” of Liberman Broadcasting. The income approach analyzed future cash flows and discounted them to arrive at a current estimated fair value. The market approach used recent sales and offering prices of similar properties to determine estimated fair value. Based on the “net value” of Liberman Broadcasting as determined in these analyses, and based on the percentage of incentive compensation that had vested (as specified in the employment agreement), we recorded deferred compensation expense or benefit (and a corresponding credit or charge to deferred compensation liability). As such, estimation of the “net value” of Liberman Broadcasting required considerable management judgment and the amounts recorded as periodic deferred compensation expense or benefit were dependent on that judgment.

Commitments and contingencies

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called “contingencies,” and our accounting for these events is prescribed by ASC 450 “Contingencies”.

The accrual of a contingency involves considerable judgment on the part of our management. We use our internal expertise, and outside experts (such as lawyers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. We currently do not have any material contingencies that we believe require loss accruals; however, we refer you to Note 6 of our accompanying consolidated financial statements for a discussion of other known contingencies.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“FAS 168”) “—a replacement of FASB Statement No. 162”. FAS 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was incorporated into ASC 105 “Generally Accepted Accounting Principles” under the new FASB codification which became effective on July 1, 2009. The new codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. We adopted this statement on July 1, 2009. We have included the references to the codification, as appropriate, in the accompanying consolidated financial statements. Adoption of this statement did not have an impact on our consolidated results of operations, cash flows or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. Under the new codification, FAS 157 was incorporated into ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). Adoption of ASC 820 did not have a material impact on the disclosures required in our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R also changed the accounting for the treatment of acquisition related transaction costs. FAS 141R was incorporated into ASC 805 “Business Combinations” (“ASC 805”), under the new FASB codification. This ASC 805 update became effective, and we adopted the provisions of this ASC 805 update on January 1, 2009. As such, the accompanying consolidated statements of operations for the year ended December 31, 2009 include a charge of approximately $0.4 million, which relates to the write-off of pre-acquisition costs for certain asset purchases that did not close prior to December 31, 2008.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of FAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Under the new codification, FSP 157-2 was incorporated into ASC 820. We adopted this ASC update on January 1, 2009, and it did not have a material impact on our consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

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

        In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”), which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. FSP 115-2 and FSP 124-2 were incorporated into ASC 320 “Investments—Debt and Equity Securities” under the new FASB codification. This ASC update became effective for interim periods ending after June 15, 2009. We adopted this update during the second quarter of 2009, and it did not have a material impact on our consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed,” (“FSP 157-4”). FSP 157-4 provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. Under the new codification, FSP 157-4 was incorporated into ASC 820. This update became effective for our financial statements as of June 30, 2009, and it did not have a material impact on our consolidated results of operations, cash flows or financial condition and did not require additional disclosures.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. This statement was incorporated into ASC 855 “Subsequent Events” (“ASC 855”). We adopted ASC 855 for the period ended June 30, 2009. The adoption of ASC 855 did not have a material effect on the disclosures required in our consolidated financial statements. We considered subsequent events through April 9, 2010 for disclosure in this Annual Report on Form 10-K, which is the date the financial statements were available to be issued.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“FAS 167”), which amended the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 was incorporated into ASC 810 “Consolidation”. ASC 810 is effective for financial statements issued for fiscal years periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We adopted ASC 810 on January 1, 2010 and are still assessing the impact the pronouncement will have on our consolidated results of operations, cash flows and financial condition.

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

In July 2006, we entered into a fixed-for-floating interest rate swap to hedge the underlying interest rate risk on the expected outstanding balance of our term loan facility over time. Pursuant to the terms of this interest rate swap, we were paying a fixed rate of 5.56% on the $80.0 million notional amount and receive payments based on LIBOR. In November 2009, the notional amount of the swap was reduced to $60.0 million and will remain at that level for the remainder of the swap contract. This swap fixes the interest rate at 7.56% (including the applicable margin) and terminates in November 2011.

We account for our interest rate swap in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”). As noted above, the effect of the interest rate swap is to fix the interest rate at 7.56% on our variable rate borrowings (including the applicable margin). However, changes in the fair value of the interest rate swap for each reporting period have been recorded in interest rate swap income (expense) in the accompanying consolidated statements of operations because the interest rate swap does not qualify for hedge accounting.

We measure the fair value of our interest rate swap on a recurring basis pursuant to ASC 820. ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We categorize this swap contract as Level 2.

The fair value of our interest rate swap was a liability of $5.2 million and $7.6 million at December 31, 2009 and 2008, respectively. The fair value of the interest rate swap represents the present value of the expected future cash flows estimated to be received from or paid to a marketplace participant of the instrument. It is valued using inputs including broker dealer quotes, adjusted for non-performance risk, based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy. We are not exposed to the impact of foreign currency or commodity price fluctuations.

        We are exposed to changes in interest rates on the portion of LBI Media’s variable rate senior credit facilities that is not hedged with the interest rate swap. A hypothetical 10% increase in the interest rates applicable to the year ended December 31, 2009 would have increased interest expense by approximately $0.3 million. Conversely, a hypothetical 10% decrease in the interest rates applicable to the year ended December 31, 2009 would have decreased interest expense by approximately $0.3 million. At December 31, 2009, we believe that the carrying value of amounts payable under LBI Media’s senior credit facilities that are not hedged by our interest rate swap approximates the fair value based upon current yields for debt issues of similar quality and terms.

The fair value of our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of our fixed rate debt would have decreased by approximately $12.0 million at December 31, 2009. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would have resulted in an increase in market value of approximately $12.8 million at December 31, 2009. Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We maintain disclosure controls and procedures that are designed to ensure that: (i) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and President, and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management, including our Chief Executive Officer and President, and our Chief Financial Officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the foregoing, our Chief Executive Officer and President, and our Chief Financial Officer have concluded that, as of the end of the annual period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal controls as identified and discussed below.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009 due to a material weakness in internal controls as identified and discussed below.

A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.” Our management concluded that, as of December 31, 2009, the following material weakness existed:

As of December 31, 2009, we identified a material weakness in our internal control over financial reporting because we did not maintain effective controls over the accounting for income taxes, including the determination and reporting of deferred income taxes and the related income tax provision. Specifically, we did not have adequate personnel and other resources to enable us to (i) properly consider and apply U.S. generally accepted accounting principles providing guidance over accounting for income taxes, (ii) review and monitor the accuracy and completeness of the components of the income tax provision calculations and the related deferred taxes and (iii) ensure that effective oversight of the work performed by our outside tax advisors was exercised. In addition, until remediated, this material weakness could result in a misstatement in the tax-related accounts described above that would result in a material misstatement to our interim or annual consolidated financial statements and disclosures that would not be prevented or detected.

The material weakness resulted in accounting errors in the treatment of certain temporary state tax credits and the classification of certain deferred tax accounts relating to the Company’s indefinite-lived intangible assets that were not prevented or detected on a timely basis. As a result, (a) our board of director’s concluded that our previously issued consolidated financial statements for (i) the fiscal years ended December 31, 2008, 2007 and 2006 included in our annual reports on Form 10-K that include those fiscal years, and (ii) the interim periods within the fiscal years ended December 31, 2009, 2008, 2007 and 2006 included in our quarterly reports on Form 10- Q that include those fiscal periods, should not be relied upon and (b) we restated our previously issued consolidated financial statements for the fiscal year ended December 31, 2008 and the previously issued consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholder’s equity for the fiscal year ended December 31, 2007 in this annual report on Form 10-K and the restatement of our previously issued condensed consolidated statements of operations and condensed consolidated statements of cash flows for the interim periods within the fiscal year ended December 31, 2009, and prospectively, in our quarterly reports on Form 10-Q for the interim periods within the fiscal year ending December 31, 2010.

As a result of the material weakness described above, our management has concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Notwithstanding the existence of this material weakness in internal controls, we believe that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, our consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholder’s equity, and cash flows for the years ended December 31, 2009, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

Remediation Actions Undertaken by Management

We are in the process of addressing and remediating the deficiencies that gave rise to this material weakness. Since the above material weakness was identified, we have undertaken an evaluation of our available resources and personnel deployed for accounting for income taxes, and are in the process of identifying necessary changes to our processes and addition of personnel as required. However, all of the deficiencies have not been remediated as of the date of this filing. The material weaknesses will not be fully remediated until, in the opinion of our management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness.

Changes in Internal Controls

As of December 31, 2009, we have begun, but have not completely remediated the material weakness in our internal control over financial reporting with respect to our processes to accurately report our income tax provision as discussed above. Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our Chief Executive Officer and President, and Chief Financial Officer, the remediation actions described above under “—Remediation Actions Undertaken by Management” are the only changes during the fourth quarter of 2009 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our current directors and executive officers:

Name	Position(s)	Age*
Jose Liberman	Co-Founder, Chairman, and Director	84
Lenard D. Liberman	Co-Founder, Chief Executive Officer, President, Secretary and Director	48
Wisdom Lu	Chief Financial Officer	43
Winter Horton	Chief Operating Officer and Director	44
William G. Adams	Director	70
Bruce A. Karsh	Director	54
Terence M. O’Toole	Director	51

*	All ages are as of December 31, 2009

Jose Liberman co-founded our company in 1987 together with his son, Lenard, and has served as a member on our board of directors since our formation. He also serves on the boards of directors of our parent, Liberman Broadcasting, Inc., and our wholly owned subsidiary, LBI Media, Inc. Mr. Liberman has been the Chairman of our board of directors since March 2007 and served as our President from 1987 to October 2009. Mr. Liberman started his career in radio broadcasting in 1957 with the purchase of XERZ in Mexico and the establishment of a radio advertising representative firm in Mexico. In 1976, he acquired KLVE-FM, the first Los Angeles FM station to utilize a Hispanic format. In 1979, he purchased KTNQ-AM and combined it with KLVE to create the first Hispanic AM/FM combination in Los Angeles. Under Mr. Liberman’s leadership, our company has become one of the largest Hispanic owners and operators of Spanish-language radio and television stations in the United States, based on revenue and number of stations. We believe that his leadership and strategic vision has been and will continue to be critical to our success. In addition, Mr. Liberman brings to the board his extensive knowledge of the broadcasting industry and the demographics of our company’s listeners and viewers. Mr. Liberman is the father of our Chief Executive Officer, President, Secretary and Director, Lenard D. Liberman.

Lenard D. Liberman has been a member of our board of directors since our formation in 1987. He also serves on the boards of directors of Liberman Broadcasting, Inc. and LBI Media, Inc. Mr. Liberman has served as our Chief Executive Officer and President since October 2009 and as our Secretary since 1987. Previously, he was our Executive Vice President from 1987 to October 2009 and our Chief Financial Officer from April 1999 to April 2000, April 2002 to April 2003, April 2005 to May 2006 and January 2007 to

March 2008. Mr. Liberman manages all day-to-day operations, including acquisitions and financings. He received his juris doctorate degree and masters of business administration degree from Stanford University in 1987. Mr. Liberman’s executive leadership of our company, as well as his executive, financial, managerial and operational skills, have been and are instrumental in our company’s success. These skills position him well to serve as a member of our board of directors. Mr. Liberman is the son of our Chairman and Director, Jose Liberman.

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

Winter Horton has served as our Chief Operating Officer since January 2010 and was designated as a member of our board of directors in March 2007. He also serves on the boards of directors of Liberman Broadcasting, Inc. and LBI Media, Inc. Mr. Horton joined us in 1997 as Vice President of Programming for KRCA and was our Corporate Vice President from 2001 to 2009. In 2001, as Corporate Vice President, Mr. Horton launched our four radio stations and one television station in Houston. He was also responsible for the launch of our Dallas stations, including KMPX-TV, KNOR-FM, KTCY-FM, KZMP-AM, KZZA-FM and KBOC-FM. He manages all of our Texas radio and television operations and oversees our production facilities in Burbank, Houston and Dallas. We believe that Mr. Horton’s executive, managerial, and operational experience at our company, in particular his programming experience, provide him with a unique perspective that positions him well to serve as a member of board of directors.

William G. Adams was designated as a member of our board of directors in March 2007. He also serves on the boards of directors of Liberman Broadcasting, Inc. and LBI Media, Inc. In addition, Mr. Adams has served on the board of directors of Valentine Enterprises, Inc., a manufacturer of powder products, since 1979. He was Of Counsel to O’Melveny & Myers LLP, a global law firm, from February 2000 to February 2004, where had been a partner from October 1979 to February 2000. We believe that Mr. Adams’ experience as a corporate attorney at O’Melveny & Myers LLP for more than 20 years makes him a valuable resource on our board of directors.

Bruce A. Karsh was designated as a member of our board of directors in March 2007. He also serves on the boards of directors of Liberman Broadcasting, Inc. and LBI Media, Inc. Mr. Karsh has served on the board of directors of Oaktree Capital Group, LLC, a global investment management company, since 2007. In addition, he has served on the board of directors of Charter Communications, Inc., a telephone, cable television and internet service provider, since 2009. Previously, he served on the board of directors of Littlefuse, Inc., a developer of circuit protection products, from 1991 to 2007. He has served as a trustee on Duke University’s board of trustees since 2003 and as the chairman of the board of directors of Duke University’s investment management company, Duke Management Company, since 2002. He has also served on the board of directors of The Painted Turtle, a non-profit organization that focuses on helping children with serious illnesses, since 2004. Mr. Karsh co-founded Oaktree Capital Management, L.P., formerly Oaktree Capital Management, LLC, in 1995, and since that time has served as its President and as portfolio manager for Oaktree’s distressed debt funds. Prior to co-founding Oaktree Capital, Mr. Karsh was a managing director of Trust Company of the West (“TCW”), an investment management company, and its affiliate, TCW Asset Management Company, and the portfolio manager of TCW Special Credits Funds. Prior to joining TCW, Mr. Karsh worked as assistant to the chairman of Sun Life Insurance Company of America, a life insurance company, and of SunAmerica, Inc., its parent. Mr. Karsh was also an attorney with the law firm of O’Melveny & Myers LLP. We believe that Mr. Karsh’s diverse work experience, as well as service on the boards of various entities, makes him an important contributor to our board of directors.

Terence M. O’Toole was designated as a member of our board of directors in March 2007. He also serves on the boards of directors of Liberman Broadcasting, Inc. and LBI Media, Inc. He has been a member of the board of managers of Skyway Towers Holding LLC, a wireless communications tower developer, since 2005. In addition, Mr. O’Toole has been a member of the board of managers of Enesco LLC, a manufacturer and distributor of home and garden products, since 2007. He has also been a member the board of managers of EGI Holdings LLC, an investment holding company, since 2007. Since 2000, Mr. O’Toole has been a member of the Board of Trustees of Villanova University. He has been a member of the Board of Trustees of the Pingry School since 2005. Mr. O’Toole currently serves and has served as the Executive Vice President of Tinicum Incorporated, a private investment company, since 2006, and is a co-managing member of Tinicum Lantern II LLC and its affiliated funds. Mr. O’Toole was a partner and managing director of Goldman, Sachs & Co. from 1992 until 2005. We believe that Mr. O’Toole’s experience, in particular at Goldman, Sachs & Co., provides a unique perspective and useful insight to our board with respect to our growth strategy and strategic initiatives.

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

Director Nominees

Because members of our board of directors are designated by our parent pursuant to the investor rights agreement discussed above, we do not have a formal policy with regard to the consideration of diversity in identifying candidates for election to the board. See “Board Composition”.

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

Director Leadership Structure

Our company is led by Mr. Jose Liberman, as Chairman, and Mr. Lenard D. Liberman, as President and Chief Executive Officer. Each has been with us in executive leadership positions since our founding in 1987. While we have historically combined the roles of chairman and president, Mr. Lenard Liberman began serving as our President and Chief Executive Officer when Mr. Jose Liberman retired from such role in October 2009.

Because we have had the same leaders of our company for over 20 years and each is seen by our customers, business partners, investors and other stakeholders as providing strong leadership for our company and in our industry, we believe that our leadership structure has been effective for our company, whether the chairman and principal executive officer position is combined or separate.

Oversight of Risk

Our board of directors oversees our risk framework and controls. The board of directors reviews the risks associated with our compensation incentives, as well as our policies and procedures related to management succession and transition. The board of directors also reviews the risks associated with:

•	our financial statements, financial and liquidity risk exposures, including any material and pending legal proceedings and significant transactions;

•	fraud;

•	security of and risks related to information technology systems and procedures; and

•	related party transactions and actual and potential conflicts of interests.

In carrying out its responsibilities in overseeing our policies with respect to risk, the board of directors discusses the issues with internal personnel and third parties that it deems appropriate. After such review and discussions, the board of directors evaluates the findings and adopts necessary measures accordingly.

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

Role of Named Executive Officers in Compensation Decisions

At December 31, 2009, our four named executive officers were Jose Liberman, Lenard Liberman, Wisdom Lu and Winter Horton. Except for Wisdom Lu, all of our named executive officers also serve as members of our board of directors.

Our board of directors is responsible for determining the compensation of our executive officers. Because Jose Liberman, Lenard Liberman and Winter Horton are also members of our board of directors, each of them participated in the decisions concerning their own compensation for the year ended December 31, 2009.

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

In setting compensation for 2009, the board used a strategy that employed both a subjective and a formulaic approach. In determining whether to increase or decrease compensation for our named executive officers, the board of directors generally considers the performance of the named executive officer, any increases or decreases in responsibilities, roles of the named executive officer, and our business needs for the named executive officer.

Neither we have, nor the board of directors has, hired a compensation consultant, and neither we have, nor the board of directors has, made a decision to do so.

Risk Considerations

Our board of directors believes the elements of our executive compensation program effectively link performance-based compensation to financial goals and shareholder interests without encouraging executives to take unnecessary or excessive risks in the pursuit of those objectives Our board of directors believes that the overall mix of compensation elements is appropriately balanced and does not encourage the taking of short-term risks at the expense of long-term results.

Elements of our Compensation Program

For the year ended December 31, 2009, our total compensation package for our named executive officers consisted of the following components:

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

In December 2009, our parent, Liberman Broadcasting, Inc., entered into a new employment agreement with Winter Horton, our Chief Operating Officer, in connection with the expiration of his existing employment agreement on December 31, 2009 (the “Prior Horton Employment Agreement”). The term of Mr. Horton’s new employment agreement (the “New Horton Employment Agreement”) commenced on January 1, 2010 and will end on December 31, 2014, unless earlier terminated. Because the terms of the Prior Horton Employment Agreement were effective through December 31, 2009 and governed compensation paid to Mr. Horton with respect to 2009, the descriptions throughout this Item 10 reflect the terms of the Prior Horton Employment Agreement rather than the New Horton Employment Agreement, unless otherwise indicated. For a summary of the key terms of the New Horton Employment Agreement, which became effective as of January 1, 2010, see “—Description of Employment Agreements” and “Potential Payments Upon Termination or Change in Control” below.

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

Jose Liberman and Lenard Liberman. We do not have employment agreements with Jose Liberman, our Chairman and President, or Lenard Liberman, our Executive Vice President and Secretary. Prior to March 30, 2007, both were beneficial owners to all of the common stock of our parent. In connection with the sale of our parent’s Class A common stock to third party investors, the annual base salary for each of Jose Liberman and Lenard Liberman was increased to $750,000 to better reflect compensation levels paid to similarly positioned executives of our peers. The base salaries for 2009 remained at the same levels as 2008.

Wisdom Lu. In March 2008, Wisdom Lu joined us as our Chief Financial Officer. Pursuant to her employment agreement, Ms. Lu received an annual base salary of $420,000 for 2009, which reflects a 5% increase to her base salary effective on April 1, 2009 pursuant to the terms of her employment agreement. Pursuant to the terms of her employment agreement, assuming her continued employment, Wisdom Lu’s salary will increase by 5% on April 1, 2010 and on each April 1 thereafter until March 31, 2013, the date her employment agreement expires.

Winter Horton. Pursuant to the Prior Horton Employment Agreement, Mr. Horton received a base salary of $400,000 for 2009, which was the same as his base salary level in 2008. Under the terms of the New Horton Employment Agreement, Mr. Horton will receive a base salary of $450,000 for 2010, and assuming his continued employment, Mr. Horton’s salary will increase by 5% on January 1, 2011 and on each January 1 thereafter during the term of the New Horton Employment Agreement.

Bonus — Generally, bonus compensation to our named executive officers has been entirely discretionary. By providing discretionary bonuses, we believe that we align our executive compensation with individual performance on a short-term basis.

Jose Liberman and Lenard Liberman. Historically, Jose and Lenard Liberman have received minimal or no bonuses because each has a substantial equity stake in our parent. Jose Liberman and Lenard Liberman did not receive a bonus in 2009.

Winter Horton. Under the Prior Horton Employment Agreement, Mr. Horton was eligible for an annual discretionary bonus that was based on the performance of his duties and responsibilities. The amount and timing of the bonus was within our sole discretion. In 2009, the board of directors, upon Lenard Liberman’s recommendation, determined that Winter Horton satisfactorily performed his duties as our Chief Operating Officer, including his supervision of the integration of the assets of stations that we acquired in 2007 and 2008, and overall management of the Company’s operations. Accordingly, Mr. Horton was awarded a discretionary bonus of $100,000. For each calendar year during the term of the New Horton Employment Agreement, the first such period having commenced on January 1, 2010, our parent may, in its discretion, pay to Mr. Horton a bonus of up to $75,000 if Mr. Horton remains in the position of Chief Operating Officer as of December 31 of such calendar year and has performed fully all material obligations under the New Horton Employment Agreement. The amount of each such bonus, if any, will be determined by our parent’s board of directors in its sole discretion according to Mr. Horton’s achievement of annual objectives set by the board of directors for that year. If, however, during the term of the New Horton Employment Agreement, our parent consummates an initial public offering of its Class A common stock, Mr. Horton’s bonus will be determined by a compensation committee or in such other manner as our parent determines satisfies applicable stock exchange rules or laws.

Wisdom Lu. In accordance with her employment agreement, Wisdom Lu was eligible to receive a bonus of $100,000 if she remained the Chief Financial Officer until March 31, 2009 and fully performed all material obligations under the employment agreement. The board of directors determined that Ms. Lu satisfied the foregoing requirements and she received the $100,000 bonus in April 2009. For each twelve-month period starting April 1, 2009 and ending March 31, 2013, Ms. Lu will be eligible to receive a bonus of up to 25% of her then-current annual salary if she remains Chief Financial Officer during the applicable twelve-month period and fully performs all material obligations under the employment agreement. The amount of any bonus for periods commencing on or after April 1, 2009 will be determined by our parent’s board of directors in its sole discretion according to Ms. Lu’s achievement of annual objectives set by the board for that year. If, however, during the term of the employment agreement, our parent consummates an initial public offering of its Class A common stock, Ms. Lu’s bonus will be determined by a compensation committee or in such other manner as our parent determines satisfies applicable stock exchange rules or laws.

Long-Term Incentive Compensation — We may offer long-term incentive compensation to align executive compensation with our stockholder interests by placing a significant amount of total direct compensation “at risk”. “At risk” means the named executive officer will not realize value unless performance goals directly tied to our performance and that of our consolidated parent are achieved. During our fiscal year ending December 31, 2009, we offered two types of long-term incentive compensation arrangements: (1) a long-term incentive plan in which Winter Horton participated in the increase in the net value of our parent over a threshold amount on a single determination date (see “Winter Horton—Participation in Net Value Increase in Our Parent” below for a description of the plan) and (2) the Liberman Broadcasting, Inc.’s Stock Incentive Plan, or Stock Incentive Plan, through which equity compensation may be granted by our parent’s board of directors.

In December 2008, the stockholders of our parent approved Stock Incentive Plan, which reserves an aggregate of 14.568461 shares of our parent’s Class A common stock for issuance under this plan. The Stock Incentive Plan provides that our parent may grant any of the following: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) stock awards. All employees, members of our board of directors, members of the board of directors of our parent and subsidiaries, and certain consultants and advisors are eligible to participate. The board of directors of our parent will approve those individuals who will participate in the Stock Incentive Plan. No incentive awards were granted under the Stock Incentive Plan in 2009.

Jose Liberman and Lenard Liberman. Because Jose Liberman and Lenard Liberman, together, beneficially own 61.1% of the aggregate common stock of our parent, their compensation package does not contain additional long-term incentive compensation as we believe their motivation and financial interests are well aligned with that of our own.

Wisdom Lu—Stock Options in Our Parent. In accordance with Ms. Lu’s employment agreement, in December 2008, we granted her an option to purchase 2.18527 shares of Liberman Broadcasting’s Class A common stock at an exercise price of $1,368,083 per share under the Stock Incentive Plan. The options represent, on a fully diluted basis as of the date of grant, 0.75% of the outstanding shares of our parent and vest and become exercisable in five equal annual installments on March 31 of each year, commencing on March 31, 2009. The options expire ten years from the date of grant.

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

Winter Horton—Participation in Net Value Increase in Our Parent. Pursuant to the Prior Horton Employment Agreement., Mr. Horton participated in an incentive compensation program that allowed him to participate in the increase of the “net value” of our parent, Liberman Broadcasting, over a specified threshold amount on December 31, 2009, the determination date, unless a change in control occurs prior to that date. If a change in control had occurred prior to December 31, 2009, the determination date would have been the date of such change in control. See “Employment, Change in Control and Termination Arrangements — Change in Control”.

In general, the “net value” was determined by an independent appraiser based on our parent’s consolidated cash flow as a going concern, reducing such amount for our parent’s consolidated liabilities (in each case, as determined under generally accepted accounting principles) on December 31, 2009.

If certain conditions were met, Mr. Horton was entitled to receive up to a maximum percentage of the amount by which the “net value” of our parent exceeded a specified threshold amount, which may have been reduced if the ownership of our parent by certain persons or entities related to Jose Liberman and/or Lenard Liberman was also reduced. The maximum possible payment comprised two portions: a time vesting portion and a performance vesting portion. For the time vesting portion, half of the maximum possible payment vested in seven equal annual installments as long as Mr. Horton remained employed with us. The other half of the maximum possible payment, the performance vesting portion, also vested in seven equal annual installments if our parent determined, in its sole discretion, that the annual performance goals had been met for the relevant year.

This incentive compensation was payable to Mr. Horton in cash within 30 days after the determination date (December 31, 2009 or earlier, if a change in control occurs), unless such payment would have violated the terms of any loan agreement that was in effect at the time. If our parent’s common stock was traded on an established stock market at the time a payment, if any, was due to Mr. Horton, we could have chosen to pay the amount in our parent’s common stock in lieu of cash. As of December 31, 2009, our parent’s “net value” did not reach the threshold amount, and therefore, no incentive compensation was paid to Mr. Horton.

Pursuant to the New Horton Employment Agreement, our parent agreed to grant Mr. Horton an option to purchase 6.55581 shares of its Class A common stock pursuant to the Stock Incentive Plan, which will represent, on a fully diluted basis as of the date of grant, 2.25% of the outstanding shares of our parent’s common stock. The option, when granted, will vest and become exercisable in five equal annual installments of 0.45% on December 31 of each year, commencing on December 31, 2010, provided that Mr. Horton remains employed by our parent on each such date. The option, when granted, will be subject to the terms and conditions of the Stock Incentive Plan, including the terms and conditions with respect to adjustments to the options in the event of changes in our parent’s capital structure. We expect that the option will be granted by our board of directors before December 31, 2010.

Perquisites and Other Benefits — We provide our named executive officers with perquisites and other personal benefits that we believe are reasonable. We do not view perquisites as a significant element of our comprehensive compensation structure, but we do believe they can be useful in attracting, motivating and retaining executive talent.

The named executive officers may be provided with cellular phone service plans, personal travel, tickets to sporting events, personal use of company automobiles, and estate and financial planning and tax assistance. See “Summary Executive Compensation Table for 2009” for the aggregate amount of such perquisites. We also pay the medical and dental insurance plan premiums on behalf of our named executive employees and their legal dependents. In addition, we have provided whole life insurance and term life insurance policies for Lenard Liberman to provide for a death benefit of an aggregate of $2.5 million to beneficiaries designated by Mr. Liberman.

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

Attributed costs of the perquisites and personal benefits described above for the named executive officers for the fiscal year ended December 31, 2009, are included in the column “All Other Compensation” of the “Summary Executive Compensation Table for 2009” below.

Retirement Benefits — Our named executive officers are permitted to contribute to a 401(k) plan up to the maximum amount allowed under the Internal Revenue Code. We do not provide any matching contributions. The 401(k) plan is available to all eligible employees. Our named executive officers do not participate in any deferred benefit retirement plans such as a pension plan. We also do not have any deferred compensation programs for any named executive officer.

Employment, Change in Control and Termination Arrangements

Employment Agreements — As stated above, we do not have employment agreements with Jose Liberman, our Chairman, or Lenard Liberman, our Chief Executive Officer, President and Secretary. Our only named executive officers with employment agreements during 2009 were Wisdom Lu, our Chief Financial Officer, and Winter Horton, our Chief Operating Officer.

Change in Control — Of our named executive officers, during 2009 only Wisdom Lu and Winter Horton were entitled to an accelerated benefit in connection with a change in control of our company. The occurrence, or potential occurrence, of a change in control of our company may create uncertainty regarding the continued employment of Ms. Lu and Mr. Horton because many change in control transactions result in significant organizational changes, particularly at the executive officer level. In order to encourage Ms. Lu and Mr. Horton to remain employed with us during a critical time, we provided Ms. Lu and Mr. Horton with certain benefits in the event, or potential occurrence, of a change in control.

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

Winter Horton. Pursuant to the Prior Horton Employment Agreement, upon a change in control, the next installment of his time vesting portion (that is, 1/7 of his maximum payment relating to the time vesting portion) of his Incentive Compensation benefit would have vested immediately. Further, as described under “Elements of Our Compensation Program — Long-Term Incentive Compensation”, if a change in control had occurred prior to December 31, 2009, the determination date used to calculate Winter Horton’s incentive compensation would have been the date of such change in control and any long-term incentive payment that had vested would have been due within 30 days after such date. A change in control did not occur during 2009. The New Horton Employment Agreement does not provide for benefits or payments to Mr. Horton upon a change in control.

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

Winter Horton. Under the Prior Horton Employment Agreement, if Winter Horton was terminated without “cause,” or if he terminated his employment with us because of a material breach of his employment agreement by us, we would have been required to pay (1) accrued salary or bonus for services rendered, (2) any amounts previously vested under the long-term incentive plan, and (3) severance payments equal to 180 days of base salary. If Winter Horton was terminated for death, disability or “cause” before December 31, 2009, we would not have been obligated to make any payments under the employment agreement except for any accrued salary or bonuses for services rendered and/ or amounts vested under the long-term incentive plan at the time of termination.

Under the New Horton Employment Agreement, in the event Mr. Horton’s employment is terminated for “cause” (as defined below) or as a result of Mr. Horton’s disability, death or resignation during the term of the New Horton Employment Agreement, Mr. Horton will only be entitled to salary and bonuses earned at the time of such termination. In addition, if Mr. Horton is terminated by our parent for cause, any then-outstanding portion of his option to purchase share of our parent’s Class A common stock or any other equity award will be immediately forfeited, regardless of whether it was then exercisable. If Mr. Horton is terminated for a reason other than for cause or disability during the term of the New Horton Employment Agreement, Mr. Horton will be entitled to (i) salary and bonuses earned at the time of such termination, (ii) continued payment of his base salary for one year following such termination, and (iii) exercise the then-vested and outstanding portion of his options in accordance with the terms of the Stock Incentive Plan. “Cause,” which will be determined by our parent’s board of directors, means any of the following:

(1)	consistent failure of the employee to perform his duties pursuant to the employment agreement after having been warned at least once in writing by the board of directors of our parent,

(2)	personal dishonesty involving our business, or breach of fiduciary duty to us or our parent involving personal profit,

(3)	commission of a felony, which has, or in the reasonable judgment of our parent’s, may have an adverse effect on our business or reputation,

(4)	Mr. Horton’s use of any illegal drug, narcotic or excessive amounts of alcohol, be determined by our parent’s board of directors, on company property or at a function where Mr. Horton is working on behalf of the company,

(5)	Mr. Horton’s willful refusal to copy with reasonable requests by the board, the Chief Executive officer, President or Chairman, or

(6)	Mr. Horton’s breach of any material provision of the employment agreement or breach or certain acts involving public morals.

See “Potential Payments Upon Termination or Change of Control” for amounts we would have been required to pay had a change of control event occurred at December 31, 2009.

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

The Board of Directors:
Jose Liberman
William G. Adams
Winter Horton
Bruce A. Karsh
Lenard D. Liberman
Terence M. O’Toole

Summary Executive Compensation Table for 2009

The following table describes the compensation we paid to our named executive officers during the fiscal years ended December 31, 2009, 2008 and 2007.

Name and Principal Position(s)	Year	Salary	Bonus	Option Awards(5)	All Other Compensation	Total
Jose Liberman (1) Chairman	2009	$750,000	$—	$—	$84,431	$834,431
	2008	$750,000	$—	$—	$108,174	$858,174
	2007	$687,500	$—	$—	$55,835	$743,335
Lenard Liberman (2) Chief Executive Officer, President and Secretary	2009	$750,000	$—	$—	$112,700	$862,700
	2008	$750,000	$—	$—	$91,615	$841,615
	2007	$687,500	$—	$—	$85,946	$773,446
Wisdom Lu (3) Chief Financial Officer	2009	$415,000	$100,000	$—	$—	$515,000
	2008	$309,231	$—	$196,298	$—	$505,529
Winter Horton (4) Chief Operating Officer	2009	$400,000	$100,000	$—	$—	$500,000
	2008	$400,000	$50,000	$—	$—	$450,000
	2007	$400,000	$35,000	$—	$—	$435,000

(1)	Jose Liberman’s annual base salary was increased from $500,000 to $750,000 on March 30, 2007. All other compensation includes aggregate payments by us for Mr. Liberman’s leasing of personal vehicles of $35,722, personal travel of $43,186, and other personal expenses.
(2)	Lenard Liberman’s annual base salary was increased from $500,000 to $750,000 on March 30, 2007. All other compensation includes payments by us for Mr. Liberman’s leasing of personal vehicles of $35,927, personal travel of $53,085, other personal expenses, and whole and term life insurance premiums.
(3)	Wisdom Lu was appointed our Chief Financial Officer in March 2008. We granted Ms. Lu an option to purchase 2.18527 shares of our parent’s Class A common stock at an exercise price of $1,368,083 per share, pursuant to the Stock Incentive Plan. See “Compensation Discussion and Analysis—Long-Term Incentive Compensation”.
(4)	Winter Horton has not yet accrued any non-equity incentive plan compensation under his employment agreement. See “Compensation Discussion and Analysis—Long-Term Incentive Compensation”.
(5)	In accordance with recent changes in the SEC’s disclosure rules, the amounts reported in the Option Awards column of the table above for 2009 reflect the fair value on the grant date of the option awards granted to our named executive officers during 2009. These values have been determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in the Option Awards column, please see the discussion of stock-based compensation contained in Notes 1 and 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Under U.S. generally accepted accounting principles, compensation expense with respect to stock awards and option awards granted to our employees and directors is generally recognized over the vesting periods applicable to the awards. The SEC’s disclosure rules previously required that we present stock award and option award information for 2008 and 2007 based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards (which meant, in effect, that in any given year we could recognize for financial statement reporting purposes amounts with respect to grants made in that year as well as with respect to grants from past years that vested in or were still vesting during that year). However, the recent changes in the SEC’s disclosure rules require that we now present the option award amounts in the column of the table above with respect to 2008 and 2007 on a similar basis as the 2009 presentation using the grant date fair value of the awards granted during the corresponding year (regardless of the period over which the awards are scheduled to vest). Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for option awards in 2008 and 2007 differ from the amounts previously reported in our Summary Compensation Table for these years. As a result, each named executive officer’s total compensation amounts for 2008 and 2007 also differ from the amounts previously reported in our Summary Compensation Table for these years.

Outstanding Equity Awards at December 31, 2009

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jose Liberman	—	—	—	—	—
Lenard Liberman	—	—	—	—	—
Wisdom Lu(1)	0.437054	1.748216	1.748216	1,368,083	12/2018
Winter Horton	—	—	—	—	—

(1)	Wisdom Lu was granted options to purchase the Class A common stock of our parent, Liberman Broadcasting, Inc., on December 12, 2008 pursuant to the Stock Incentive Plan. The option expires ten years from the date of the grant and vests over five years. The option grant to Wisdom Lu represents, on a fully diluted basis as of the date of grant, 0.75% of the outstanding shares of our parent’s common stock and vests and become exercisable in five equal annual installments on March 31 of each year, commencing on March 31, 2009.

Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards Table

In February 2008, our parent, Liberman Broadcasting, Inc., entered into an employment agreement with Wisdom Lu, our Chief Financial Officer. A description of the material terms of the employment agreement with Ms. Lu can be found above under “Compensation Discussion and Analysis—Elements of our Compensation Program and –Employment, Change in Control and Termination Arrangements.”

In December 2002 (and amended in May 2004), our parent entered into an employment agreement with Winter Horton, our Chief Operating Officer, which expired on December 31, 2009. In December 2009, in connection with the expiration of his existing employment agreement, our parent entered into a new employment agreement with Mr. Horton. A description of the material terms of the prior employment agreement and new employment agreement with Mr. Horton can be found above under “Compensation Discussion and Analysis—Elements of our Compensation Program and –Employment, Change in Control and Termination Arrangements.”

No plan based awards were granted in 2009.

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

Had we terminated Ms. Lu on December 31, 2009 for a reason other than for cause or disability, we would have been required to pay Ms. Lu’s accrued salary and severance of $420,000, an amount representing 12 months of her base salary. As of December 31, 2009, 0.437054 of Ms. Lu’s options to purchase our parent’s Class A common shares had vested.

        If Ms. Lu resigned for good reason after a change of control event on December 31, 2009, we would have been required to pay her accrued salary and severance of $420,000. As noted above, and unless otherwise provided by the administrator of the Stock Incentive Plan, had Ms. Lu’s employment terminated under the circumstances described above in connection with a change of control event on December 31, 2009, Ms. Lu would have also been entitled to the accelerated vesting of 100% of any outstanding and unvested portion of the option award. We estimated that her outstanding and unvested option that would have accelerated as of December 31, 2009 had no value. This was determined based on an analysis we performed as of December 31, 2009, whereby we estimated that the fair market value of an underlying share of our parent’s common stock on December 31, 2009 was less than the exercise price of the option by the number of shares subject to the accelerated portion of the option.

If Ms. Lu is terminated for death, disability or “cause,” or resigns for any reason other than a “good reason,” before March 31, 2013, we would not be obligated to make any payments under the employment agreement except for any accrued salary or bonuses for services rendered. In addition, if Ms. Lu is terminated for cause, any outstanding portion of her option under the Stock Incentive Plan will be immediately forfeited, regardless of whether it was then exercisable.

Winter Horton. Pursuant to the Prior Horton Employment Agreement, if Mr. Horton was terminated or resigned for any reason prior to December 31, 2009, we would have been required to pay his accrued salary and bonus and any amounts vested under the incentive plan in his employment agreement. In addition, if Mr. Horton was terminated without “cause” or if he terminated his employment with us because of a material breach of his employment agreement by us, we would also have been required to pay Mr. Horton a severance payment equal to 180 days of his base salary. If we had terminated Winter Horton’s employment without “cause” on December 31, 2009, we would have been required to pay Mr. Horton’s accrued salary and severance of $197,260. If a change in control had occurred prior to December 31, 2009, Mr. Horton would have automatically vested in the next 1/7 installment of his time vesting portion of his long-term incentive compensation and the “net value” determination date used to calculate his maximum possible payment will become the date of such change in control. However, given the significant downturn in the U.S. national and local economies which negatively affected our advertising revenues and overall performance, we agreed, along with Mr. Horton, that as of December 31, 2009, no incentive compensation had been earned under his employment agreement.

As noted above, Mr. Horton entered into the New Horton Employment Agreement with our parent on December 28, 2009, which became effective on January 1, 2010. Effective beginning January 1, 2010, the New Horton Employment Agreement provides for certain severance benefits in the event Mr. Horton’s employment with our parent is terminated for reasons other than cause or disability.

Director Compensation

We do not pay a retainer or director fees to our directors for their services, except for William G. Adams. We also did not provide any perquisites or other benefits to any non-employee director in 2009 which aggregated $10,000 or more. We do, however, reimburse each of our directors for expenses incurred in the performance of his duties as a director.

DIRECTOR COMPENSATION FOR 2009

Name	Fees Paid or Earned in Cash ($)		Total ($)
Jose Liberman(1)	$—		$—
Lenard D. Liberman(1)	—		—
Winter Horton(1)	—		—
William G. Adams	34,500	(2)	34,500
Bruce A. Karsh	—		—
Terence M. O’Toole	—		—

(1)

In 2009, Jose Liberman, Lenard Liberman and Winter Horton served as our executive officers while also serving as our directors. Messrs. J. Liberman, L. Liberman and Horton were not paid any additional compensation for their services as directors in 2009. See “Summary Executive Compensation Table for 2009.”

(2)

The stockholders of our parent, Liberman Broadcasting, determined that Mr. Adams should be compensated for his service as a director because he is the only director not to hold, directly or indirectly, any equity in our parent or receive any other type of compensation for his service to us. In addition to serving on our board of directors, Mr. Adams also serves on the board of directors of our parent and our wholly owned subsidiary, LBI Media, Inc. Mr. Adams’ aggregate fees for his services to us, our parent, and LBI Media has been included in this table. Mr. Adams receives an aggregate quarterly fee of $7,500 plus a meeting fee of $1,500 for each board meeting (other than telephonic meetings) he attends. However, Mr. Adams is only entitled to receive one meeting fee if the meetings of our board of directors and the board of directors of our parent and LBI Media are held jointly or consecutively. Mr. Adams attended three board meetings in 2009.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. Our board of directors is responsible for determining the compensation of our executive officers. Jose Liberman, our Chairman, Lenard Liberman, our Chief Executive Officer, President and Secretary, and Winter Horton, our Chief Operating Officer, were directors for 2009 and participated with the rest of the board in determining the compensation of all executive officers for 2009. Otherwise, no executive officer of our company has served as a member of the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity that has or has had one or more executive officers who served as a member of our board of directors during the year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We are a wholly owned subsidiary of our parent, Liberman Broadcasting, Inc. The following table sets forth information as of April 9, 2010 with respect to the beneficial ownership of Class A common stock and Class B common stock of our parent by (i) our directors, (ii) our named executed officers (as described above under “Item. 11 Executive Compensation—Compensation Discussion and Analysis”) and (iii) our directors and executive officers as a group.

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

The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of the stockholders of our parent. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Holders of such shares of our parent’s Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Our parent had 113.29783 shares and 178.07139 shares of Class A and Class B common stock, respectively, outstanding on April 9, 2010.

	Class A Common Stock		Class B Common Stock		% of Total Economic Interest	% of Total Voting Power
Name and Address of Stockholder (1)	Number	%	Number	%
Jose Liberman (2)	(2)	(2)	58.51258	32.9%	20.1%	30.9%
Lenard Liberman (3)	(3)	(3)	119.55881	67.1	41.0	63.1
Wisdom Lu	—	—	—	—	—	—
Winter Horton	—	—	—	—	—	—
William G. Adams	—	—	—	—	—	—
Bruce A. Karsh (4)	75.28824	66.5%	—	—	25.8	4.0
Terence M. O’Toole (5)	37.27864	32.9%	—	—	12.8	2.0
All directors and executive officers as a group (7 persons)	112.5669	99.4%	178.07139	100.0	99.7	100.0

(1)	The address of the persons and entities listed on the table is c/o LBI Media Holdings, Inc., 1845 West Empire Avenue, Burbank CA 91504.

(2)	Represents shares of Class B common stock held by Mr. Jose Liberman in his capacity as trustee of the Liberman Trust dated 11/07/02. Holders of such shares of our Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Further, Class B shares will automatically be converted, whether by sale, assignment gift or otherwise, whether voluntarily or involuntarily, to Class A common shares under certain circumstances set forth in Liberman Broadcasting’s Restated Certificate of Incorporation.
(3)	Represents shares of Class B common stock held by Mr. Lenard Liberman. Holders of such shares of our Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Further, Class B shares will automatically be converted, whether by sale, assignment gift or otherwise, whether voluntarily or involuntarily, to Class A common shares under certain circumstances set forth in Liberman Broadcasting’s Restated Certificate of Incorporation.

(4)	Represents an aggregate of 75.28824 shares of Class A common stock held by OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Principal Opportunities Fund IV AIF (Delaware), L.P. and OCM Opps Broadcasting, LLC (collectively, the “Oaktree Group”). Mr. Karsh has sole voting and dispositive power of the shares held by the Oaktree Group. Mr. Karsh disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(5)	Represents an aggregate of 37.27864 shares of Class A common stock held by Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. (collectively, the “Tinicum Group”). Mr. O’Toole is co-managing member of Tinicum Capital Partners II, L.P. and has sole voting and dispositive power of shares held by the Tinicum Group. Mr. O’Toole disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

For equity compensation plan information, refer to the information in “Item 11. Executive Compensation”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are not required to have, and do not have, an audit committee. Accordingly, our board of directors reviews and approves all related person transactions. Our board of directors has not adopted written procedures for review of, or standards for approval of, these transactions, but instead reviews such transactions on a case-by-case basis.

Executive Officer and Director Loans

As of December 31, 2009, we had outstanding loans, including accrued interest, aggregating $267,764 and $2,655,180 to Jose and Lenard Liberman, respectively, each of whom is an executive officer and a director and beneficially owns shares of our stock, and $690,000 to Winter Horton, our Chief Operating Officer and director. The loans were for the personal use of Jose and Lenard Liberman and Winter Horton.

For Jose Liberman, we made loans of $146,590 and $75,000 on December 20, 2001 and July 29, 2002, respectively. During the year ended December 31, 2009 the largest aggregate amount of principal outstanding of these loans was $221,590. Jose Liberman did not pay us any principal or interest for the year ended December 31, 2009.

For Lenard Liberman, we made loans of $243,095, $32,000 and $1,916,563 on December 20, 2001, June 14, 2002 and July 9, 2002, respectively. During the year ended December 31, 2009 the largest aggregate amount of principal outstanding of these loans was $2,191,658. Lenard Liberman did not pay us any principal or interest for the year ended December 31, 2009.

Each of these loans bears interest at the alternative federal short-term rate published by the Internal Revenue Service for the month in which the advance was made, which rate was 2.48%, 2.91% and 2.84% for December 2001, June 2002 and July 2002, respectively. Each loan was scheduled to mature on the seventh anniversary of the date on which the loan was made. However, all loans have been extended and currently mature through December 2010. Although no specific determination has been made, we currently plan to extend these loans beyond their current 2010 maturity dates.

For Winter Horton, we made loans of $30,000, $36,000, $349,000 and $275,000 on November 20, 1998, November 22, 2002, November 29, 2002 and April 8, 2006, respectively. Each of these loans were made prior to Mr. Horton’s election as our director in March 2007. During the year ended December 31, 2009, the largest aggregate principal amount outstanding of these loans was $690,000. Mr. Horton did not repay any principal or interest for the year ended December 31, 2009. The $30,000 loan does not bear interest and does not have a maturity date. Each of the other loans bear interest at 8.0% and the loans made on November 22, 2002, November 29, 2002 and April 8, 2006 were initially scheduled to mature on January 1, 2010, December 31, 2009 and December 31, 2009, respectively. However, all loans have been extended and currently mature through January 2011.

L.D.L. Enterprises, Inc.

Lenard Liberman is the sole shareholder of L.D.L. Enterprises, Inc., a mail order business. From time to time, we allow L.D.L. Enterprises to use, free of charge, unsold advertising time on our radio and television stations.

Stockholder and Officers Note Purchases

Certain of our parent’s stockholders, the chairman of our board, our president, chief executive officer and secretary, and our chief financial officer collectively own an aggregate principal amount of $53.7 million of LBI Media’s senior subordinated notes and $3.0 million of our senior discount notes, which were all purchased in open market transactions. We paid an aggregate of $4.9 million in interest during the fiscal year ended December 31, 2009 to such related persons.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees related to services performed by Ernst & Young LLP and Deloitte & Touche LLP for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,
	2009	2008
Audit fees	$435,000	$443,000
Audit-related fees	—	28,000
Tax fees	—	127,000

Total	$435,000	$598,000

We do not have an audit committee. Our board of directors approved all services performed by Ernst & Young LLP. In December 2008, we dismissed Ernst & Young LLP as our principal accountant and appointed Deloitte & Touche LLP as our new principal accountant. Of the audit fees rendered for the year ended December 31, 2009, $25,000 were billed by Ernst & Young LLP. Such services related to procedures performed for the restatement of the consolidated statement of operations, cash flows, and stockholder’s equity, as well as related financial information for the year ended December 31, 2007. Of the audit fees rendered for the year ended December 31, 2008, $300,000 were billed by Deloitte & Touche LLP.

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

3.	Exhibits

The exhibits filed as part of this annual report are listed in Item 15(b).

(b)	Exhibits.

The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (4)
3.2	Certificate of Ownership of Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.), dated July 9, 2002 (1)
3.3	Amended and Restated Bylaws of LBI Media Holdings, Inc. (4)
4.1	Indenture governing LBI Media Holdings’ 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)
4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)
4.3	Indenture, dated as of July 23, 2007, by and among LBI Media, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (5)
4.4	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of LBI Media Holdings, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of LBI Media Holdings, Inc. and its subsidiaries.
10.1	Promissory Note dated December 20, 2001 by Lenard D. Liberman in favor of LBI Media, Inc. (1)
10.2	Promissory Note dated December 20, 2001 by Jose Liberman in favor of LBI Media, Inc. (1)
10.3	Promissory Note dated June 14, 2002 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)
10.4	Promissory Note dated July 9, 2002 issued by Lenard Liberman in favor of LBI Media, Inc. (1)
10.5	Promissory Note dated July 29, 2002 issued by Jose Liberman in favor of LBI Media, Inc. (1)
10.6	Authorization of Loan dated November 20, 1998 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)
10.7	Unsecured Promissory Note dated November 22, 2002 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)
10.8	Secured Promissory Note dated November 29, 2002 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)
10.9	Secured Promissory Note dated April 8, 2006 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)
10.10†	Employment Agreement, dated as of December 28, 2009, by and between Liberman Broadcasting, Inc. and Winter Horton*
10.11†	Employment Agreement, dated as of February 27, 2008, by and between Liberman Broadcasting, Inc. and Wisdom Lu (7)
10.12	Amended and Restated Credit Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (3)
10.13	First Amendment and Consent to Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among LBI Media, Inc., the guarantors party thereto, the lenders thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent (7)
10.14	Second Amendment to Amended and Restated Credit Agreement, dated as of July 23, 2007, by and among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent (5)
10.15	Amended and Restated Term Loan Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (3)
10.16	First Amendment and Consent to Amended and Restated Term Loan Agreement, dated as of March 16, 2007, among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent (7)
10.17	Investor Rights Agreement, dated as of March 30, 2007, by and among Liberman Broadcasting, Inc. and each of the stockholders of Liberman Broadcasting, Inc. listed on the signature pages thereto (4)
10.18	Amendment No. 1 to Investor Rights Agreement and Waiver, dated as of July 10, 2007, by and among Liberman Broadcasting, Inc., OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Opps Broadcasting, LLC, OCM Principal Opportunities Fund IV AIF (Delaware), L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P., and the existing shareholders listed on the signature pages thereto (6)
10.19	Asset Purchase Agreement, dated August 8, 2008, by and among KRCA Television LLC, KRCA License LLC and Latin America Broadcasting of Arizona, Inc. (8)
10.20	Asset Purchase Agreement, dated September 12, 2008, by and among Liberman Broadcasting of California LLC, LBI Radio License LLC, Sun City Communications, LLC and Sun City Licenses, LLC (9)
10.21†	Liberman Broadcasting, Inc. Stock Incentive Plan, dated December 12, 2008 (10)
10.22†	Liberman Broadcasting, Inc. Stock Incentive Plan Stock Option Agreement dated December 12, 2008, by and between Liberman Broadcasting, Inc. and Wisdom Lu (10)
10.23†	Summary of Verbal Agreement for Director Compensation with William G. Adams (10)

16.1	Letter from Ernst & Young LLP, dated December 18, 2008 (11)
21.1	Subsidiaries of LBI Media Holdings, Inc. (7)
31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(2)	Incorporated by reference to LBI Media Holdings’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission October 30, 2003, as amended (File No. 333-110122).
(3)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2006 (File No. 333-110122).
(4)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007 (File No. 333-110122).
(5)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-110122).
(6)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 (File No. 333-110122).
(7)	Incorporated by reference to LBI Media Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-110122).
(8)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008 (File No. 333-110122).
(9)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008 (File No. 333-110122).
(10)	Incorporated by reference to LBI Media Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 (File No. 333-110122).
(11)	Incorporated by reference to LBI Media Holdings’ Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2008 (File No. 333-110122).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burbank, State of California, on April 9, 2010.

LBI MEDIA HOLDINGS, INC.

/S/ WISDOM LU
Wisdom Lu
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSE LIBERMAN Jose Liberman	Chairman and Director	April 9, 2010

/S/ LENARD D. LIBERMAN Lenard D. Liberman	Chief Executive Officer, President, Secretary and Director	April 9, 2010

/S/ WISDOM LU Wisdom Lu	Chief Financial Officer	April 9, 2010

/S/ WINTER HORTON Winter Horton	Chief Operating Officer and Director	April 9, 2010

/S/ WILLIAM G. ADAMS William G. Adams	Director	April 9, 2010

/S/ BRUCE A. KARSH Bruce A. Karsh	Director	April 9, 2010

/S/ TERENCE M. O’TOOLE Terence M. O’Toole	Director	April 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of LBI Media Holdings, Inc.

Burbank, California

We have audited the accompanying consolidated balance sheets of LBI Media Holdings, Inc. (the Company, a wholly owned subsidiary of Liberman Broadcasting, Inc.,) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s (deficiency) equity, and cash flows for each of the two years in the periods ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LBI Media Holdings, Inc. as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the periods ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the accompanying 2008 consolidated financial statements have been restated.

/s/ Deloitte & Touche LLP

Los Angeles, California

April 9, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of

LBI Media Holdings, Inc.

We have audited the accompanying consolidated statements of operations, stockholder’s equity, and cash flows of LBI Media Holdings, Inc. (the Company, a wholly owned subsidiary of Liberman Broadcasting, Inc.,) for the year ended December 31, 2007 (as restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of LBI Media Holdings, Inc.’s operations and its cash flows for the year ended December 31, 2007 (as restated), in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1 and 11, the accompanying consolidated financial statements have been restated for the correction of errors in the Company’s income tax provision for the year ended December 31, 2007.

/s/ Ernst & Young LLP

Los Angeles, California

March 31, 2008,

except for the effects of the restatement described

in Notes 1 and 11 and the effects of discontinued operations described in Note 1, as to which the date is April 9, 2010

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
		(As Restated- see Note 1)
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$178	$450
Accounts receivable (less allowances for doubtful accounts of $3,168 and $3,072, respectively)	18,745	18,244
Current portion of program rights, net	507	457
Amounts due from related parties	387	175
Current portion of notes receivable from related parties	—	457
Current portion of employee advances	241	744
Prepaid expenses and other current assets	1,262	1,996
Assets held for sale	1,403	—

Total current assets	22,723	22,523

Property and equipment, net	91,989	95,745
Broadcast licenses, net	161,660	292,343
Deferred financing costs, net	6,413	8,131
Notes receivable from related parties, excluding current portion	3,024	2,399
Employee advances, excluding current portion	1,529	888
Program rights, excluding current portion	6,734	738
Other assets	4,772	5,420

Total assets	$298,844	$428,187

Liabilities and stockholder’s deficiency
Current liabilities:
Cash overdraft	$494	$395
Accounts payable	2,874	4,414
Accrued liabilities	5,535	3,936
Accrued interest	9,664	9,633
Current portion of long-term debt	1,355	1,347

Total current liabilities	19,922	19,725
Long-term debt, excluding current portion	420,869	415,998
Fair value of interest rate swap	5,234	7,627
Deferred income taxes	18,482	37,673
Other liabilities	1,579	1,683

Total liabilities	466,086	482,706

Commitments and contingencies
Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares—1,000
Issued and outstanding shares—100	—	—
Additional paid-in capital	62,977	63,056
Accumulated deficit	(230,219)	(117,575)

Total stockholder’s deficiency	(167,242)	(54,519)

Total liabilities and stockholder’s deficiency	$298,844	$428,187

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
		(As Restated- See Note 1)	(As Restated- See Note 1)
	(in thousands)
Net revenues	$102,921	$116,312	$114,274
Operating expenses:
Program and technical, exclusive of deferred benefit and depreciation and amortization shown below	24,848	26,427	23,713
Promotional, exclusive of deferred benefit and depreciation and amortization shown below	3,323	3,426	3,033
Selling, general and administrative, exclusive of deferred benefit of $0, $0 and $(3,952), respectively, and depreciation and amortization shown below	40,132	43,239	40,042
Deferred benefit	—	—	(3,952)
Depreciation and amortization	9,703	9,943	8,936
Loss on sale and disposal of property and equipment	1,807	3,506	—
Impairment of broadcast licenses	126,543	91,740	8,143

Total operating expenses	206,356	178,281	79,915

Operating (loss) income	(103,435)	(61,969)	34,359
Gain (loss) on note purchases and redemptions	520	12,495	(8,776)
Interest expense, net of amounts capitalized	(33,777)	(36,993)	(37,100)
Interest rate swap income (expense)	2,393	(3,433)	(2,410)
Equity in losses of equity method investment	(112)	(280)	—
Impairment of equity method investment	—	(160)	—
Interest income and other income	108	—	814

Loss from continuing operations before benefit from (provision for) income taxes	(134,303)	(90,340)	(13,113)
Benefit from (provision for) income taxes	20,261	7,191	(44,561)

Loss from continuing operations	(114,042)	(83,149)	(57,674)
Discontinued operations, net of income taxes (including gain on sale of assets of $1,245, $0 and $0, respectively)	1,398	1,156	1,161

Net loss	$(112,644)	$(81,993)	$(56,513)

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIENCY) EQUITY

	Common Stock			Retained
	Number of Shares	Amount	Additional Paid-in Capital	Earnings (Accumulated Deficit)	Total Stockholder’s Equity (Deficiency)
			(dollars in thousands)
Balances at December 31, 2006 (as previously reported)	100	$—	$16,865	$20,389	$37,254

Prior period adjustments (see Note 1)	—	—	—	1,329	1,329

Balances at December 31, 2006 (as restated)	100	—	16,865	21,718	38,583
Net loss (as restated)	—	—	—	(56,513)	(56,513)
FIN 48 adjustment	—	—	—	(787)	(787)
Distributions to Parent	—	—	(1,513)	—	(1,513)
Contributions from Parent	—	—	47,946	—	47,946

Balances at December 31, 2007 (as restated)	100	—	63,298	(35,582)	27,716
Net loss (as restated)	—	—	—	(81,993)	(81,993)
Distributions to Parent	—	—	(242)	—	(242)

Balances at December 31, 2008 (as restated)	100	—	63,056	(117,575)	(54,519)
Net loss	—	—	—	(112,644)	(112,644)
Stock-based compensation	—	—	28	—	28
Distributions to Parent	—	—	(107)	—	(107)

Balances at December 31, 2009	100	$—	$62,977	$(230,219)	$(167,242)

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
		(As Restated- see Note 1)	(As Restated- see Note 1)
	(in thousands)
Operating activities
Net loss	$(112,644)	$(81,993)	$(56,513)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,761	10,013	9,006
Impairment of broadcast licenses	126,817	91,740	8,143
Gain on note purchases	(520)	(12,495)	—
Accretion on senior discount notes	—	5,542	6,386
Amortization of discount on subordinated notes	275	251	105
Amortization of deferred financing costs	1,468	1,413	1,260
Write-off of deferred financing costs	250	—	1,182
Amortization of program rights	5,231	593	565
Provision for doubtful accounts	2,401	1,906	1,376
Deferred benefit	—	—	(3,952)
Impairment of equity method investment	—	160	—
Equity in losses of equity method investment	112	280	—
Stock-based compensation	28	—	—
Interest rate swap (income) expense	(2,393)	3,433	2,410
Loss on sale and disposal of property and equipment	1,807	3,512	—
Gain on sale of assets	(1,245)	—	—
Changes in operating assets and liabilities:
Cash overdraft	99	395	—
Accounts receivable	(2,572)	(2,370)	(1,660)
Deferred compensation payments	—	—	(4,377)
Program rights	(11,277)	(705)	—
Amounts due from related parties	(24)	(61)	11
Prepaid expenses and other current assets	734	(696)	197
Employee advances	(138)	(424)	59
Accounts payable	(460)	631	205
Accrued liabilities	991	455	(1,411)
Accrued interest	31	932	195
Deferred income taxes	(19,191)	(6,796)	44,790
Other assets and liabilities	(1,649)	59	(878)

Net cash (used in) provided by operating activities	(2,108)	15,775	7,099

Investing activities
Purchases of property and equipment	(9,496)	(12,752)	(13,702)
Deposits on purchases of property and equipment (including acquisition costs)	(340)	(1,627)	—
Acquisition of television and radio station property and equipment	—	(65)	(2,100)
Acquisition of broadcast licenses	(4)	(1,534)	(33,320)
Acquisition of other television and radio station assets, net (including amounts deposited into escrow and pre-acquisition costs)	—	(1,641)	(862)
Return of previously deposited escrow funds	525	—	—
Notes receivable issued	(299)	(100)	(304)
Repayment on notes receivable from related parties	9	—	—
Net proceeds from sale of radio station assets	6,424	—	—
Net proceeds from sale of property and equipment	—	670	—
Investment in equity method investment (including acquisition costs)	—	(488)	—

Net cash used in investing activities	(3,181)	(17,537)	(50,288)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings	54,950	60,900	279,225
Payments of deferred financing costs	—	(529)	(4,791)
Payments on long-term debt and bank borrowings	(49,346)	(50,064)	(276,782)
Purchases of senior discount notes	(480)	(9,550)	—
Contributions from Parent	—	—	47,946
Distributions to Parent	(107)	(242)	(2,213)

Net cash provided by financing activities	5,017	515	43,385

Net (decrease) increase in cash and cash equivalents	(272)	(1,247)	196
Cash and cash equivalents at beginning of year	450	1,697	1,501

Cash and cash equivalents at end of year	$178	$450	$1,697

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable and accrued liabilities:
Purchase of property and equipment	$(859)	$(1,331)	$(1,172)
Acquisition of broadcast licenses	$—	$(27)	$(52)
Cash paid for interest (net of amounts capitalized of $117, $34 and $578, respectively)	$31,672	$28,895	$29,075
Cash paid for income taxes	$266	$215	$41

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

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

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California, Texas, Arizona, Utah and New York. In addition, the Company owns television production facilities that are used to produce programming for Company-owned television stations. The Company sells commercial airtime on its radio and television stations to local, regional and national advertisers. In addition, the Company has entered into time brokerage agreements with third parties for three of its radio stations.

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM, KEBN-FM and KRQB-FM radio stations serve the greater Los Angeles, California market (including Riverside/San Bernardino), its KQUE-AM, KJOJ-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM, KTNE-FM and KXGJ-FM radio stations serve the Houston, Texas market and its KNOR-FM, KZMP-AM, KTCY-FM, KZZA-FM, KZMP-FM and KBOC-FM radio stations serve the Dallas-Fort Worth, Texas market.

The Company’s television stations, KRCA, KSDX, KVPA, KZJL, KMPX, KPNZ and WASA serve the Los Angeles, California, San Diego, California, Phoenix, Arizona, Houston, Texas, Dallas-Fort Worth, Texas, Salt Lake City, Utah and New York, New York markets, respectively.

The Company’s television studio facilities in Burbank, California, Houston, Texas, and Dallas, Texas, are owned and operated by its wholly owned subsidiaries, Empire Burbank Studios LLC (“Empire”), Liberman Television of Houston LLC and Liberman Television of Dallas LLC, respectively.

In 2009, the Company began entering into affiliation agreements with certain television stations to broadcast its EstrellaTV network programming on their digital multicast channels. Currently, this affiliate network consists of twenty-one television stations in various states serving specific market areas, including seven in Texas, four in Florida, five in California, and one each in Arizona, Nevada, New Mexico, New York and Oregon.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Restatement

Subsequent to the issuance of its 2008 consolidated financial statements, the Company identified accounting errors relating to (i) the treatment of certain temporary state tax credits and (ii) the classification and valuation of certain deferred tax accounts relating to the Company’s indefinite-lived intangible assets.

In May 2006, the State of Texas enacted a bill replacing its prior franchise tax regime with one that imposes a new tax on the Company’s Texas gross margin. The new business tax is assessed at 1% of Texas sourced “taxable margin” per period year. The bill also provides for a temporary margin tax credit that can be claimed against future margin taxes due. Under the initial bill (which was later amended in May 2007), an entity was allowed to take a credit based on unexpired Texas business losses, multiplied by the appropriate margin tax rate in each year, for ten years. The credit was originally scheduled to expire in September 2016. Based on the

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

guidance provided under Accounting Standards Codification (“ASC”) 740 “Income Taxes” (“ASC 740”), the Company has concluded that a deferred tax asset for the temporary margin tax credit provided under the new tax regime should have been established as of December 31, 2006. The impact of this error on the Company’s consolidated financial statements, including its consolidated statements of cash flows, is income tax expense of $0.1 million for the year ended December 31, 2008, and income tax benefit of $4.7 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively. The greater impact for the year ended December 31, 2007 reflects new legislation passed by the State of Texas in May 2007, which amended the calculation of the temporary credit and extended the carryforward period to 20 years. No valuation allowance has been established against this deferred tax asset as of December 31, 2008, 2007 and 2006, based on the Company’s belief that it is more-likely-than not that the full credit will be realized in accordance with ASC 740, given the extent of its exposure and projected future taxable gross margin in Texas.

The Company also noted errors in the classification and valuation of certain deferred tax accounts relating to its Federal Communications Commission broadcast licenses. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their “book” amounts recorded in the consolidated financial statements. Prior to September 30, 2007, for substantially all of the Company’s broadcast licenses, the book basis of those intangible assets exceeded their respective tax basis, and accordingly, was combined to reflect a net deferred tax liability in the Company’s consolidated financial statements. However, as a result of the $91.7 million and $8.1 million impairment charges recognized during the years ended December 31, 2008 and 2007, respectively, certain of those deferred tax liabilities relating to the Company’s broadcast licenses reversed and resulted in an increase in the gross deferred tax assets relating to those intangibles. The Company did not separate the deferred tax assets relating to certain of these broadcast licenses from the deferred tax liabilities relating to other broadcast licenses. Included in the Company’s reported deferred tax liabilities as of December 31, 2008 and 2007, was a total of $19.6 million and $0.7 million, respectively, in deferred tax assets relating to certain broadcast licenses which reversed from liability to asset positions during the respective years, as a result of the aforementioned impairment charges. The impact of these errors on the Company’s consolidated financial statements, including its consolidated statements of cash flows, was a reduction in income tax benefit of $18.9 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively, as the Company recorded an offsetting increase in its valuation allowance against the deferred tax assets relating to these broadcast licenses.

The following tables set forth the financial impacts of the restatement on the Company’s consolidated balance sheets as of December 31, 2008, and its consolidated income statements and cash flows for the years ended December 31, 2008 and 2007. The effect of the 2006 accounting error is reflected as an adjustment to retained earnings in the accompanying consolidated statements of stockholder’s equity (deficiency). The discontinued operations reclassification relates to radio station KSEV-AM, which was sold in December 2009. The operating results of this station have been reclassified and are included in discontinued operations in the accompanying consolidated financial statements for all periods presented.

Consolidated Balance Sheet as of December 31, 2008

	As Previously Reported	Discontinued Operations Reclassification	Adjustments	As Restated
Prepaid expenses and other current assets	$1,862	$—	$134	$1,996

Total current assets	22,389	—	134	22,523

Total assets	428,053	—	134	428,187

Accrued liabilities	4,071	—	(135)	3,936
Total current liabilities	19,860	—	(135)	19,725
Deferred income taxes	23,691	—	13,982	37,673
Total liabilities	468,859	—	13,847	482,706

Accumulated deficit	(103,862)	—	(13,713)	(117,575)
Total stockholder’s deficiency	(40,806)	—	(13,713)	(54,519)
Total liabilities and stockholder’s deficiency	428,053	—	134	428,187

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Consolidated Statement of Operations for the year ended December 31, 2008

	As Previously Reported	Discontinued Operations Reclassification	Adjustments	As Restated
Benefit from (provision for) income taxes	$26,105	$114	$(19,028)	$7,191
Loss from continuing operations	(62,965)	(1,156)	(19,028)	(83,149)
Net loss	(62,965)	—	(19,028)	(81,993)

Consolidated Statement of Operations for the year ended December 31, 2007

	As Previously Reported	Discontinued Operations Reclassification	Adjustments	As Restated
Benefit from (provision for) income taxes	$(48,661)	$114	$3,986	$(44,561)
Loss from continuing operations	(60,499)	(1,161)	3,986	(57,674)
Net loss	(60,499)	—	3,986	(56,513)

Consolidated Statement of Cash Flows for the year ended December 31, 2008

	As Previously Reported	Discontinued Operations Reclassification	Adjustments	As Restated
Operating Activities:
Net loss	$(62,965)	$—	$(19,028)	$(81,993)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income taxes	(25,824)	—	19,028	(6,796)

Consolidated Statement of Cash Flows for the year ended December 31, 2007

	As Previously Reported	Discontinued Operations Reclassification	Adjustments	As Restated
Operating activities:
Net loss	$(60,499)	$—	$3,986	$(56,513)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	198	—	(1)	197
Accrued liabilities	(1,276)	—	(135)	(1,411)
Deferred income taxes	48,640	—	(3,850)	44,790

The parent-only condensed financial information of LBI Media Holdings, Inc. was also restated, as presented in Note 12.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash and equivalents, accounts receivable, accounts payable and accrued liabilities, and other similar items) approximate fair value due to the

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

short-term nature of such instruments. The estimated fair value of LBI Media’s 2007 Senior Subordinated Notes (see Note 5), based on quoted market prices, was approximately $189.9 million and $80.1 million at December 31, 2009 and 2008, respectively (carrying value of $225.6 million and $225.4 million as of December 31, 2009 and 2008, respectively). The estimated fair value of LBI Media Holdings’ Senior Discount Notes (see Note 5) was approximately $33.6 million and $18.6 million at December 31, 2009 and 2008, respectively (carrying values of $45.4 million and $46.4 million, respectively). The Company’s other long-term debt has variable interest rates or rates that the Company believes approximate current market rates and, accordingly, the carrying value is a reasonable estimate of its fair value.

Program Rights

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. Generally accepted accounting principles (in the United States) set forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. Beginning January 1, 2009, the Company determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, began capitalizing television production costs for certain of their programming, and amortizing those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe there is a useful life beyond the initial airing or does not have revenue directly attributed to production are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. Approximately $5.5 million of program and technical expenses were capitalized for the year ended December 31, 2009.

The following table sets forth the components of the Company’s unamortized programming costs as of December 31, 2009:

Original programming costs – released	$5,077
Original programming costs – in production	424
Acquired programming rights	1,740

$7,241

Based on current estimates, the Company expects to amortize approximately 63% of the net original programming costs in 2010 and 97% by 2012. The acquired programming rights will be amortized through 2014.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

As a result of the October 2007 Southern California wildfires, which burned down the Company’s broadcast facility for television station KSDX in San Diego, California, the carrying value of all assets associated with this broadcasting facility were written off (approximately $552,000). As such, the write off of these assets (net of insurance proceeds received) of approximately $302,000 is included in depreciation and amortization expense in the accompanying consolidated statements of operations. For the year ended December 31, 2007, the Company incurred approximately $321,000 in costs related to the restoration of this facility, which is included in property and equipment in the accompanying consolidated balance sheets. During the years ended December 31, 2009 and 2008, the Company received an additional $25,000 and $159,000 in insurance proceeds relating to the damaged broadcast facility, which was recorded as a reduction in depreciation and amortization expense in the accompanying consolidated statements of operations. The Company resumed service for KSDX in January 2008.

Interest cost is capitalized on individually significant projects during construction and approximated $117,000, $34,000 and $578,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Capitalized interest in 2009 and 2008 related to the construction of a new corporate office building and studio facility in Dallas, which was completed in November 2009. Capitalized interest in 2007 related to the construction of several new radio tower and transmitter sites in Texas.

Broadcast Licenses

The Company’s indefinite-lived assets consist of its Federal Communications Commission (“FCC”) broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.5 million and $17.7 million at December 31, 2009 and 2008, respectively.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The Company completed its 2009 impairment review as of September 30, 2009, and concluded that several of its broadcast licenses were impaired. As such, the Company recorded a non-cash impairment loss of approximately $75.1 million to reduce the net book value of these broadcast licenses to their estimated fair market values. The Company also recorded a $0.3 million impairment charge resulting from its 2009 annual impairment test relating to radio station KSEV-AM, which is included in discontinued operations in the accompanying consolidated statements of operations. The Company completed its 2008 annual impairment review as of September 30, 2008, and recorded a non-cash impairment loss of $46.7 million. The impairment charges in both the 2009 and 2008 periods, resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales.

The Company also conducted interim impairment reviews as of March 31, 2009 and December 31, 2008 of the fair value of certain of its broadcast licenses. These reviews primarily resulted from the continued slowdown in the U.S. advertising industry, which reduced advertising revenue projections for the markets in which the Company operates beyond levels assumed in its 2008 annual testing (conducted as of September 30, 2008). Based on its evaluation, the Company determined that several of its radio and television broadcast licenses were impaired and recorded impairment charges of approximately $51.5 million and $45.0 million relating to the impairment reviews conducted as of March 31, 2009 and December 31, 2008, respectively, to reduce the net book value of these broadcast licenses to their estimated fair market values.

Below are key assumptions used in the income approach model for estimating asset fair values for the annual impairment tests performed as of September 30, 2009 and 2008 and for the interim impairment tests performed as of March 31, 2009 and December 31, 2008. Ranges are included because the Company evaluates each station on an individual basis (or cluster basis for simulcast stations) for impairment and the ranges reflect the range of assumptions for the stations included in the categories below.

Radio Broadcasting Licenses	September 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Discount Rate	12.7%	12.1%	11.6%	11.4%
2009 Market Growth Rate Range	(17.6)% - (24.0)%	(10.0)% - (15.0)%	(6.6)% - (10.3)%	(1.0)% - 1.5%
Out-year Market Growth Rate Range	0.8% - 2.0%	0.4% - 2.2%	2.6% - 3.2%	2.2% - 2.8%
Market Share Range (1)	0.2% - 11.8%	0.1% - 11.8%	0.1% - 11.4%	0.1% - 11.5%
Operating Profit Margin Range (1)	(4.3)% - 32.9%	(8.2)% - 36.5%	(5.1)% - 37.8%	6.9% - 41.8%

Television Broadcasting Licenses	September 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
Discount Rate	12.6%	11.9%	11.2%	10.2%
2009 Market Growth Rate Range	(17.0)% - (22.0)%	(8.5)% - (15.0)%	(6.5)% - (7.5)%	(3.0)% - (2.0)%
Out-year Market Growth Rate Range	1.4% - 2.4%	0.6% - 1.8%	2.0% - 3.7%	2.6% - 3.5%
Market Share Range (1)	0.2% - 2.5%	0.2% - 2.6%	1.0% - 2.6%	1.2% - 2.6%
Operating Profit Margin Range (1)	9.8% - 31.3%	8.5% - 32.2%	10.3% - 32.2%	18.3% - 31.8%

(1)	Excludes first year of operations.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The Company completed its annual impairment review of its broadcast licenses as of September 30, 2009, 2008 and 2007 and conducted additional impairment reviews of the fair value of certain of its broadcast licenses as of March 31, 2009, December 31, 2008 and December 31, 2007. The impairment charges in 2009, 2008 and 2007 resulted from market changes in estimates and assumptions which resulted in lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales. The following table sets forth the non-cash impairment charges recorded by the Company for the years ended December 31, 2009, 2008 and 2007:

Year ended December 31,	Amount
(in millions)
2007	$8.1
2008	91.7
2009(2)	126.5

(2)	Excludes a $0.3 million impairment relating to radio station KSEV-AM, which was sold in December 2009. As discussed below, the operations of KSEV-AM have been reclassified and are presented in discontinued operations in the accompanying consolidated financial statements.

Discontinued Operations

In December 2009, two of LBI Media Holdings’ indirect, wholly owned subsidiaries consummated the sale of radio station KSEV-AM, in the Houston, Texas market, to Patrick Broadcasting, LP, for a total aggregate cash purchase price of $6.5 million (excluding adjustments). The sale resulted in a pre-tax gain of approximately $1.2 million. Accordingly, the accompanying consolidated financial statements reflect the operating results of radio station KSEV-AM as discontinued operations for all periods presented.

Summarized financial information in the accompanying consolidated statements of operations for the discontinued KSEV-AM radio operations is as follows (in thousands):

	Twelve Months Ended December 31,
	2009	2008	2007
Net revenues	$1,327	$1,393	$1,393
Expenses	(113)	(123)	(118)
Impairment of broadcast license	(274)	—	—
Gain on sale of assets	1,245	—	—

Income before income tax expense	2,185	1,270	1,275
Income tax expense	(787)	(114)	(114)

Discontinued operations, net of taxes	$1,398	$1,156	$1,161

Assets Held For Sale

In November 2009, the Company completed construction of its new corporate office building and studio facility in Dallas, Texas. At the same time, the Company moved its entire Dallas operations from its former location to the new building. As of December 31, 2009, the Company had engaged a real estate agent to sell the former operating facility and had entered into a purchase and sale agreement with a buyer. As such, the former Dallas facility has been classified as held for sale as of December 31, 2009, and is included in assets held for sale in the accompanying consolidated balance sheets.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Barter Transactions

Included in the accompanying consolidated statements of operations are non-monetary transactions arising from the trading of advertising time for merchandise and services. Barter revenues and expenses are recorded at the fair market value of the goods or services received when the commercial is broadcast. The Company recognizes barter revenues when the commercial is broadcast. Barter expenses are recorded at the same time as barter revenue, which approximates the date the expenses were incurred. Barter revenue and expense, totaled $2.1 million, $0.9 million, and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Deferred Financing Costs

Financing costs are amortized using the effective interest rate method over the terms of the related credit facilities. Amortization of such costs is included in interest expense in the accompanying consolidated statements of operations.

In August 2007, LBI Media redeemed its 2002 Senior Subordinated Notes (see Note 5) and wrote off approximately $1.2 million in unamortized deferred financing costs, which is included in interest expense in the accompanying consolidated statements of operations.

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

As a result of the loss of S Corporation status, the Company recorded a one-time non-cash charge of $46.8 million to adjust its deferred tax accounts. This charge is included in benefit from (provision for) income taxes for the year ended December 31, 2007 in the accompanying consolidated statements of operations. Accordingly, as a result of the loss of S Corporation status, deferred taxes have become substantially more material than in prior periods.

Prior to March 31, 2007 the Company was a “qualified Subchapter S subsidiary” for federal and California income tax purposes. As such, the Company was deemed to be part of its Parent, an “S Corporation,” for tax purposes, and the taxable income or loss of the Company arising prior to that date was required to be reported by the stockholders of the Parent on their respective federal and state income tax returns. California assesses a 1.5% tax on all “S Corporations” subject to certain minimum taxes. Texas does not recognize Subchapter S status and, prior to January 1, 2007, assessed a tax on individual legal entities in an amount equal to the greater of either (i) 4.5% of earned surplus or (ii) 0.25% of taxable capital. In May 2006, the State of Texas enacted a new business tax that is imposed on the Company’s Texas gross margin to replace the State’s prior tax regime described above. The new legislation became effective date on January 1, 2008, and therefore the Company’s first Texas Margin Tax (“TMT”) return was based on its 2007 operations. The TMT is approximately 1.0% of the gross margin apportioned to Texas. Additionally, as a result of certain asset acquisitions in 2007 and 2008, and the launch of its EstrellaTV national television network in 2009, the Company became subject to Arizona, Utah, Colorado, New Mexico and Oregon state taxes subsequent to the respective acquisition (or launch) dates.

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at this time, the Company believes it is more likely than not that it will not realize the benefits of the majority of these deductible differences. As a result, the Company has established and maintained a valuation allowance for that portion of the deferred tax assets it believes will not be realized.

The Company may be audited by the Internal Revenue service and various state tax authorities. Disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company periodically evaluates its exposures associated with tax filing positions and, while it believes its positions comply with applicable laws, may record liabilities based upon estimates of the ultimate outcome of these matters and the guidance provided in ASC 740.

Advertising Costs

Advertising costs are expensed as incurred. The accompanying consolidated statements of operations include advertising costs (included in promotional expenses) of approximately $10,000 for the year ended December 31, 2009, and $0 for the years ended December 31, 2008 and 2007, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation according to the provisions of ASC 718 “Compensation – Stock Compensation” (“ASC 718”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options under the Parent’s, Liberman Broadcasting, Inc.’s, Stock Incentive Plan based on estimated fair values. Services required under a certain employment agreement pursuant to which the options were granted are rendered to the Company. Accordingly, the Company reflects compensation expense related to the options in its financial statements.

ASC 718 requires companies to estimate the fair value of stock-based awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is reduced for estimated forfeitures and is recognized as expense over the requisite service periods in the consolidated statements of operations. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

December 31, 2009

Concentration of Credit Risk

The Company sells broadcast time to a diverse customer base including advertising agencies and other direct customers. The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential losses and such losses have been within management’s expectations.

Derivative Instruments

Since November 2006, the Company has utilized a derivative instrument to hedge its exposure to interest rate risks. The Company records derivative instruments on the balance sheet as either assets or liabilities that are measured at their fair value under the provisions of ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met, in which case, changes in fair value are deferred to accumulated other comprehensive income and reclassified into earnings when the underlying transaction affects earnings. The interest rate swap effective at December 31, 2009 and 2008 did not meet the requirements for hedge accounting treatment at its inception and, accordingly, changes in its fair value are included in current period earnings as interest rate swap income or expense in the accompanying consolidated statement of operations.

Comprehensive Income

The Company reports comprehensive operations in accordance with the provisions of ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 established standards for the reporting and display of comprehensive income.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“FAS 168”) “—a replacement of FASB Statement No. 162”. FAS 168 is the new source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement was incorporated into ASC 105 “Generally Accepted Accounting Principles” under the new FASB codification which became effective on July 1, 2009. The new codification supersedes all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification will become non-authoritative. The Company adopted this statement on July 1, 2009. The Company has included the references to the codification, as appropriate, in these consolidated financial statements. Adoption of this statement did not have an impact on the Company’s consolidated results of operations, cash flows or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. Under the new codification, FAS 157 was incorporated into ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). The adoption of this ASC did not have a material impact on the disclosures required in the Company’s consolidated financial statements.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“FAS 141R”), which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. FAS 141R also changed the accounting for the treatment of acquisition related transaction costs. FAS 141R was incorporated into ASC 805 “Business Combinations” (“ASC 805”), under the new FASB codification. This ASC 805 update became effective and the Company adopted the provisions of this ASC 805 update on January 1, 2009. As such, the accompanying consolidated statements of operations for the year ended December 31, 2009 include a charge of approximately $0.4 million, which relates to the write-off of pre-acquisition costs for certain asset purchases that did not close prior to December 31, 2008 (see Note 2).

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of FAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. Under the new codification, FSP 157-2 was incorporated into ASC 820. The Company adopted this ASC update on January 1, 2009, and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”), which requires enhanced disclosures for derivative and hedging activities. FAS 161 was incorporated into ASC 815 “Derivatives and Hedging” (“ASC 815”). The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows. ASC 815 was adopted on January 1, 2009. The adoption of this ASC update did not have a material impact on the disclosures required in the Company’s consolidated financial statements.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) which clarifies the application of FAS 157 in a market that is not active. FSP 157-3 was incorporated into ASC 820. This ASC update became effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this ASC update did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

As of December 31, 2009 and 2008, the fair values of the Company’s financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2009
Liabilities subject to fair value measurement:
Interest rate swap (a)	$5,234	$—	$5,234	$—

Total	$5,234	$—	$5,234	$—

As of December 31, 2008
Liabilities subject to fair value measurement:
Interest rate swap (a)	$7,627	$—	$7,627	$—

Total	$7,627	$—	$7,627	$—

(a)	Based on London Interbank Offered Rate (“LIBOR”). See “Long-Term Debt” in Note 5.

Certain assets and liabilities are measured at fair value on a non-recurring basis. This means that certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are the Company’s radio and television FCC broadcast licenses that are written down to fair value when they are determined to be impaired.

As of December 31, 2009 and 2008, each major category of assets and liabilities measured at fair value on a non-recurring basis during the period is categorized as follows:

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
		(In thousands)
As of December 31, 2009
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$161,660	$—	$—	$161,660	$(126,543)

Total	$161,660	$—	$—	$161,660	$(126,543)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
		(In thousands)
As of December 31, 2008
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$292,343	$—	$—	$292,343	$(91,740)

Total	$292,343	$—	$—	$292,343	$(91,740)

As of December 31, 2009 and 2008, the total recorded carrying value of the Company’s broadcasting licenses was approximately $161.7 million and $292.3 million, respectively. Pursuant to ASC 350-30, and in connection with an interim impairment test performed for asset values as of March 31, 2009 and its annual impairment test performed as of September 30, 2009, the carrying values for several of the Company’s radio and television broadcasting licenses were written down to their estimated fair values, resulting in a total broadcast license carrying value of approximately $161.7 million as of December 31, 2009. The broadcast license write-downs resulted in a total impairment charge of approximately $126.5 million for the year ended December 31, 2009 (excluding $0.3 million in impairment charges relating to radio station KSEV-AM for the year ended December 31, 2009, which is included in discontinued operations in the accompanying consolidated statements of operations). The Company’s 2008 annual impairment test resulted in broadcast license write downs of approximately $46.7 million, and the Company also incurred additional impairment charges of $45.0 million based on an interim test performed as of December 31, 2008. Such charges are recorded as impairment of broadcast licenses in the accompanying consolidated statements of operations. A description of the Level 3 inputs and the information used to develop the inputs is discussed later in this Note 1.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FSP 124-2”), which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of an impairment charge to be recorded in earnings. FSP 115-2 and FSP 124-2 were incorporated into ASC 320 “Investments—Debt and Equity Securities” under the new FASB codification. This ASC update became effective for interim periods ending after June 15, 2009. The Company adopted this update during the second quarter of 2009, and it did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition, and did not require additional disclosures.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. This statement was incorporated into ASC 855 “Subsequent Events” (“ASC 855”). The Company adopted ASC 855 for the period ended June 30, 2009. The adoption of ASC 855 did not have a material effect on the disclosures required in the Company’s consolidated financial statements. The Company considered subsequent events through April 9, 2010 for disclosure in this Annual Report on Form 10-K, which is the date the financial statements were available to be issued.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“FAS 167”), which amended the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 was incorporated into ASC 810 “Consolidation.” ASC 810 is effective for financial statements issued for fiscal years periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted ASC 810 on January 1, 2010 and is currently assessing the impact the pronouncement will have on its consolidated results of operations, cash flows and financial condition.

2. Acquisitions

In December 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC (“KRCA TV”) and KRCA License LLC (“KRCA License”), as buyers, consummated the acquisition of selected assets of television station KVPA-LP, licensed to Phoenix, Arizona, from Latin America Broadcasting of Arizona, Inc., as seller, pursuant to an asset purchase agreement entered into by the parties in August 2008. The aggregate purchase price of approximately $1.4 million was paid in cash. The assets acquired included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the television station and (ii) transmission and other broadcast equipment used to operate the television station. The Company allocated the purchase price as follows:

(in thousands)
Broadcast licenses	$1,329
Property and equipment	65

$1,394

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

As described in Note 14, in February 2010, KRCA and KRCA License, consummated the acquisition of low-power television station WASA-LP, licensed to Port Jervis, New York from Venture Technologies Group, LLC, pursuant to an asset purchase agreement entered into by the parties in November 2008. The selected assets primarily included licenses and permits authorized by the FCC for or in connection with the operation of the station. The total purchase price was approximately $6.0 million, of which $0.6 million had been deposited into escrow as of December 31, 2009. In accordance with certain provisions of ASC 805, which became effective on January 1, 2009, the Company wrote-off approximately $0.2 million in pre-acquisition costs related to this acquisition. Such amount is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009.

In September 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC (“LBI California”) and LBI Radio License LLC (“LBI Radio”), as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers (collectively, “Sun City”), pursuant to which the buyers had agreed to acquire certain assets of radio station KVIB-FM, 95.1 FM, licensed to Phoenix, Arizona, from the sellers. Those assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was to be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million had been deposited into escrow as of December 31, 2009 and December 31, 2008. In December 2008, the Company submitted a formal notice to Sun City to terminate the asset purchase agreement as a result of a material adverse event that the Company believes had occurred since entering into the asset purchase agreement. In January 2010, the Company entered into a settlement agreement and release with Sun City, whereby the Company agreed to allow Sun City to retain 50 percent of the escrow funds, and therefore received $0.4 million of the $0.8 million of the escrow amount initially deposited. The charge related to the write-off of the remaining $0.4 million that the Company did not recoup is included in selling, general and administrative expenses in the accompanying consolidated financial statements for the year ended December 31, 2009.

In November 2007, LBI California and LBI Radio, as buyers, entered into an asset purchase agreement with R&R Radio Corporation (“R&R Radio”), as seller, pursuant to which the buyers had agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. In accordance with certain provisions of ASC 805, which became effective on January 1, 2009, the Company wrote-off approximately $0.2 million in pre-acquisition costs related to this proposed acquisition. Such amount is included in selling, general and administrative expenses in the accompanying consolidated statements of operations for the year ended December 31, 2009. The selected assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) transmitter and other broadcast equipment used to operate the station. The Company intended to change the location of KDES-FM from Palm Springs, California to Redlands, California.

The aggregate purchase price was to be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million had been deposited in escrow. Such escrow amount is included in other assets in the accompanying consolidated balance sheet as of December 31, 2008.The Company would have paid $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC (“Spectrum Scan”). As a condition to the Company’s then pending purchase of the assets from the seller, LBI California had entered into an agreement relating to the relocation and purchase of KDES-FM with Spectrum Scan whereby it would have paid $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan was conditioned on the completion of the purchase of the assets from the seller. However, if the Company had received final FCC approval and the purchase of KDES-FM was not completed, the Company would have been required to pay a $0.5 million fee to Spectrum Scan.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

In connection with the assignment and assumption agreement, LBI California and Spectrum Scan entered into an amendment to the agreement relating to the relocation and purchase of KDES-FM, pursuant to which LBI California agreed to pay, subject to certain exceptions, approximately $4.2 million to Spectrum Scan (instead of the $7.0 million previously agreed upon) in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California when LC Media and R&R Radio consummated the acquisition of the selected assets.

As consideration for the assignment and assumption agreement and the amendment to the agreement with Spectrum Scan, LC Media agreed to pay, subject to and upon consummation of the purchase of KDES-FM from R&R Radio by LC Media, $5.9 million to the Company. Upon receipt of this payment, the Company agreed to then pay $4.2 million to Spectrum Scan pursuant to the amendment to the agreement relating to the relocation and purchase of KDES-FM, as described above.

As described in Note 13, in February 2010, the purchase of KDES-FM was consummated by LC Media and the Company received $5.9 million from LC Media. The Company, in turn, paid $4.2 million to Spectrum Scan in accordance with the amendment described above.

3. Dispositions

In December 2009, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of Houston LLC and Liberman Broadcasting of Houston License LLC, completed the sale of selected assets of radio station KSEV-AM, 700AM, licensed to Tomball, Texas, to Patrick Broadcasting, LP, pursuant to an asset purchase agreement entered into by the parties in October 2009. Those assets included, among other things, (i) licenses and permits authorized by the FCC, for or in connection with the operation of the station, (ii) the antenna and transmission facility, and (iii) broadcast and other studio equipment used to operate the station. The total aggregate sale price of approximately $6.5 million (excluding adjustments) was paid in cash, which resulted in a pre-tax gain of $1.2 million. Such gain is included in discontinued operations, net of income taxes, in the accompanying consolidated statements of operations (see Note 1). The Company used the net proceeds from the sale to repay outstanding borrowings under LBI Media’s senior revolving credit facility. The accompanying consolidated financial statements reflect radio station KSEV-AM as discontinued operations for all periods presented.

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008
	(in thousands)
Land	$14,572	$15,558
Buildings and building improvements	34,811	30,235
Antennae, towers and transmitting equipment	58,811	56,722
Studio and production equipment	25,450	24,558
Record and tape libraries	1,344	1,198
Computer equipment and software	2,680	3,476
Office furnishings and equipment	3,996	3,527
Automobiles	1,807	1,977
Leasehold improvements	250	—
Construction in progress	—	4,727

Total	143,721	141,978
Less accumulated depreciation	(51,732)	(46,233)

Total property and equipment	$91,989	$95,745

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

5. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2009	2008
	(in thousands)
2006 Revolver due 2012	$33,600	$26,650
2006 Term Loan due 2012	115,700	116,900
Senior Subordinated Notes due 2017	225,633	225,356
Senior Discount Notes due 2013	45,383	46,383
2004 Empire Note	1,908	2,056

	422,224	417,345
Less current portion	(1,355)	(1,347)

	$420,869	$415,998

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

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for the $10.0 million increase in the Term Loan that occurred in January 2008 ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Revolver and 2006 Term Loan bore interest at rates between 1.73% and 4.25%, including the applicable margin, at December 31, 2009.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. LBI Media was in violation of certain reporting covenants under its senior credit facilities as of April 5, 2010. These violations will be cured by LBI Media upon its issuance of its consolidated financial statements and the delivery of certain certificates and other items related to such consolidated financial statements to the administrative agent.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

LBI Media redeemed all of the outstanding 2002 Senior Subordinated Notes in August 2007 (the “Redemption Date”) at a redemption price of 105.0625% of the outstanding principal amount, plus accrued and unpaid interest to the Redemption Date (the “Redemption”). The Redemption resulted in a loss for the year ended December 31, 2007 of approximately $8.8 million (including the write off of $1.2 million in unamortized deferred financing costs).

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

At any time prior to August 1, 2012, LBI Media may redeem some or all of its 8  1 /2% senior subordinated notes at a redemption price equal to a “make whole” amount as set forth in the indenture governing such senior subordinated notes. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings completed on or prior to August 1, 2010 at a redemption price of 108.5% of the principal amount of the notes, plus accrued and unpaid interest, if any, thereon to the applicable redemption date.

The indenture governing the 2007 Senior Subordinated Notes limits, among other things, LBI Media’s ability to borrow under the 2006 Senior Credit Facilities and pay dividends. LBI Media could borrow up to an aggregate of $260.0 million under the 2006 Senior Credit Facilities (subject to certain reductions under certain circumstances) without having to comply with specified leverage ratios contained in the indenture, but any amount over $260.0 million (subject to certain reductions under certain circumstances) would be subject to LBI Media’s compliance with a specified leverage ratio (as defined in the indenture governing the 2007 Senior Subordinated Notes). The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below) earlier than one year prior to the stated maturity of the Senior Discount Notes unless such indebtedness is (i) unsecured, and (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. LBI Media was in violation of certain of its reporting covenants under its indenture governing its senior subordinated notes as of March 31, 2010. These violations will be cured upon the issuance of its consolidated financial statements to the trustee.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

In 2008, LBI Media Holdings purchased approximately $22.0 million aggregate principal amount of its Senior Discount Notes in various open market transactions at a weighted average purchase price of 43.321% of the principal amount. The total consideration paid (including accrued interest) was approximately $9.9 million. In 2009, LBI Media Holdings purchased an additional $1.0 million aggregate principal of its Senior Discount Notes on the open market at a purchase price of 48.0% of the principal amount. As a result of these transactions, the Company recorded a noncash gain of approximately $0.5 million and $12.5 million for the years ended December 31, 2009 and 2008, respectively, which is included in gain (loss) on note purchases and redemptions in the accompanying consolidated financial statements.

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limits LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of December 31, 2009, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the 2007 Senior Subordinated Notes.

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

Scheduled Debt Repayments

As of December 31, 2009, the Company’s long-term debt had scheduled repayments for each of the next five years as follows

(in thousands)
2010	$1,355
2011	1,364
2012	147,074
2013	45,566
2014	194
Thereafter	226,671

$422,224

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

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

The Parent Subordinated Notes were to be accreted through January 2014, up to their $30.0 million redemption value; such accretion (approximately $0.3 million for the year ended December 31, 2007) was recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants were stated at fair value each reporting period with subsequent changes in fair value being recorded as interest expense.

Interest Rate Swap

The Company uses an interest rate swap to manage interest rate risk associated with its variable rate borrowings. In connection with the issuance of the 2006 Senior Credit Facilities, in July 2006, the Company entered into a fixed-for-floating interest rate swap to hedge the underlying interest rate risk on the expected outstanding balance of the 2006 Term Loan over time. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 5.56% on the notional amount and receives payments based on LIBOR. This swap fixes the interest rate at 7.56% (including the applicable margin) and terminates in November 2011. In November 2009, the notional amount was reduced to $60.0 million (from $80.0 million) and remains at this level through termination of the swap contract in November 2011.

The Company accounts for its interest rate swap in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”). As noted above, the effect of the interest rate swap is to fix the interest rate at 7.56% on the Company’s variable rate borrowings (including the applicable margin). However, changes in the fair value of the interest rate swap for each reporting period have been recorded in interest rate swap income (expense) in the accompanying consolidated statements of operations because the interest rate swap does not qualify for hedge accounting.

The fair value of the interest rate swap agreement at each balance sheet date was as follows (in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	December 31, 2009	December 31, 2008
Interest rate swap agreement	Other long-term liabilities	$5.2	$7.6

The following table presents the effect of the interest rate swap agreement on the Company’s consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007 (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain (Loss)	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
Interest rate swap agreement	Interest rate swap income (expense)	$2.4	$(3.4)	$(2.4)

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The Company measures the fair value of its interest rate swap on a recurring basis pursuant to ASC 820. As described in Note 1, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are: Level 1, defined as inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes this swap contract as Level 2.

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

The fair value of the Company’s interest rate swap was a liability of $5.2 million and $7.6 million at December 31, 2009 and December 31, 2008, respectively. The fair value of the interest rate swap represents the present value of the expected future cash flows that are estimated to be received from or paid to a marketplace participant of the instrument. It is valued using inputs such as broker dealer quotes and adjusted for non-performance risk, which are based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy.

6. Commitments and Contingencies

Leases

The Company leases land, tower, studio and/or office space for certain stations under noncancelable operating leases that expire at various times through 2029, with some having renewal options, generally for one to five years. Rental expenses under these agreements totaled approximately $2.4 million, $2.3 million and $2.0 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases, consist of the following at December 31, 2009:

(in thousands)
2010	$2,013
2011	1,828
2012	1,499
2013	1,275
2014	1,161
Thereafter	9,647

$17,423

Ratings Services

In September 2009, the Company entered into a four-year contract with Nielsen Media Research (“Nielsen”), to provide local market television programming ratings services for the Company’s EstrellaTV network. The aggregate payments remaining under the agreement, at December 31, 2009, is approximately $16.7 million (which includes approximately $0.3 million of fees incurred but not paid), and will be paid through August 2013. However, the Company may terminate the agreement at the end of any calendar month on or prior to August 31, 2011, provided that such notice is submitted 90 days in advance and is accompanied by an early termination fee of $1.0 million.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

Deferred Compensation

The Parent has entered into employment agreements with certain employees. Services required under the employment agreements were rendered to the Company. Accordingly, the Company had reflected amounts due under the employment agreements in its financial statements. In addition to annual compensation and other benefits, one agreement (the “Deferred Compensation Agreement”) provided the employee with the ability to participate in the increase of the “net value” (as defined in the Deferred Compensation Agreement) of the Parent over a certain base amount (“Incentive Compensation”) that was negotiated at the time the Deferred Compensation Agreement was entered into. There were two components of Incentive Compensation: (i) a component that vested in varying amounts over time; and (ii) a component that vested upon the attainment of certain performance measures. The time vesting component was accounted for over the vesting period specified in the Deferred Compensation Agreement. Performance based amounts were accounted for at the time it was considered probable that the performance measures would be attained. Any Incentive Compensation amounts due were required to be paid within thirty days after the date the “net value” of the Parent was determined.

The Deferred Compensation Agreement contained provisions, however, that allowed for limited accelerated vesting in the event of a change in control of the Parent (as defined in the Deferred Compensation Agreement). Unless there was a change in control of the Parent (as defined in the Deferred Compensation Agreement), the “net value” of the Parent was to be determined as of December 31, 2009.

Until the “net value” of the Parent had been determined by appraisal as of such valuation date, the Company evaluated and estimated the deferred compensation liability under the Deferred Compensation Agreement. As a part of the calculation of this Incentive Compensation, the Company used the income and market valuation approaches to estimate the “net value” of the Parent. The income approach analyzed future cash flows and discounted them to arrive at a current estimated fair value. The market approach used recent sales and offering prices of similar properties to determine estimated fair value.

As of December 31, 2008, the Deferred Compensation Agreement was the only employment agreement which contained an Incentive Compensation component. The Deferred Compensation Agreement terminated effective December 31, 2009, which was the stated “net value” determination date. However, given the significant downturn in the U.S. national and local economies which negatively affected the Company’s advertising revenues and overall performance, both the Company and this employee agreed that as of December 31, 2009, no Incentive Compensation had been earned under the Deferred Compensation Agreement.

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

In consideration of the settlement payment, the plaintiffs in both cases agreed to dismiss the two class actions with prejudice and to release all known and unknown claims arising out of or relating to such claims. Because the settlement received court approval, the settlement became effective and binding on the parties.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

In 2008, the Company began negotiations with the American Society of Composers, Authors and Publishers (“ASCAP”) related to royalties owed to ASCAP. In September 2008, the Company submitted a formal offer and paid $0.8 million to ASCAP which represented settlement of all music license fees owed to date. Although no formal settlement agreement was obtained from ASCAP, the Company believes that the matter had been satisfactorily resolved. The settlement resulted in a charge of $0.1 million, which is included in programming and technical expenses in the accompanying consolidated statement of operations for the year ended December 31, 2008.

In 2008, the Company also began negotiations with Broadcast Music, Inc. (“BMI”) related to disputes over royalties owed to BMI. In October 2009, the Company settled all royalty disputes relating to its television stations as well as royalties owed for the period ended December 31, 2006 for the Company’s radio stations. The remaining outstanding dispute relates to the Company’s radio stations for the period commencing January 1, 2007, for which the Company has filed an application for a reasonable license under BMI’s antitrust consent decree (the “post-court period”). As of December 31, 2009, the Company had reserved a total of approximately $0.9 million relating to the BMI dispute, of which $0.5 million represents check disbursements it has made to BMI, but remain outstanding as of December 31, 2009. The Company believes this reserve, all of which relates to the post-court period, is adequate as of December 31, 2009.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

7. Related Party Transactions

The Company had approximately $3.4 million and $3.0 million due from stockholders of the Parent and from affiliated companies at December 31, 2009 and December 31, 2008, respectively. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and currently mature through December 2010. Although no specific determination has been made, the Company plans to extend these loans to such stockholders beyond their current December 2010 maturity date; therefore, such loans have been classified in notes receivable from related parties, net of current, in the accompanying consolidated balance sheets.

The Company also had approximately $690,000 due from one if its executive officers and directors at December 31, 2009 and December 31, 2008, which is included in employee advances in the accompanying consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through January 2011.

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

The Company accounts for its investment in PortalUno using the equity method under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). APB was incorporated into ASC 323 under the FASB codification. As such, the Company’s share of PortalUno’s net loss is included in equity in losses of equity method investment in the accompanying consolidated statements of operations.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations. The Company had approximately $0.1 million due from LDL as of December 31, 2009 and 2008, which is included in amounts due from related parties in the accompanying consolidated balance sheets. Such amounts are payable upon demand.

8. Defined Contribution Plan

In 1999, the Company established a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make non-forfeitable contributions of up to 60% of their annual salary, including commissions, up to the maximum IRS allowable amount. The Company is allowed to contribute a discretionary amount to the 401(k) Plan. For the years ended December 31, 2009, 2008 and 2007, the Company made no discretionary contributions to the 401(k) Plan.

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

As of December 31, 2009, the only option grant under the Plan has been to one of the Company’s executive officers, which was made in December 2008, pursuant to such employee’s employment agreement. The options have a contractual term of ten years from the date of the grant and vest over five years. No new options were granted during the year ended December 31, 2009.

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

The weighted average grant date fair value using the Black-Scholes option pricing model was approximately $90,000 per share. Unamortized compensation as of December 31, 2009 was approximately $168,000 and is being amortized over the expected term of 7.5 years.

Stock-based compensation expense was approximately $28,000 and $0 for the years ended December 31, 2009 and 2008, respectively.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following is a summary of the Company’s stock options as of December 31, 2009:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2009	2.19	$1,368,083	$—	9.0
Vested and exercisable at December 31, 2009	0.44	$1,368,083	$—	9.0
Vested and expected to vest at December 31, 2009	2.19	$1,368,083	$—	9.0

During the year ended December 31, 2009, options to purchase 0.437054 shares of the Parent’s Class A common stock had vested. However, none of these stock options had been exercised and no stock options expired during the year ended December 31, 2009. Additionally, there was no intrinsic value for the stock options exercisable at December 31, 2009.

10. Segment Data

ASC 280 “Segment Reporting” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations. Management uses operating income or loss before stock-based compensation expense, deferred benefit, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses as its measure of profitability for purposes of assessing performance and allocating resources.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Net revenues:
Radio operations	$59,120	$65,301	$59,846
Television operations	43,801	51,011	54,428

Consolidated net revenues	$102,921	$116,312	$114,274

Operating expenses, excluding stock-based compensation expense, deferred benefit, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses:

Radio operations	$34,597	$34,570	$30,718
Television operations	33,678	38,522	36,070

Consolidated operating expenses, excluding stock-based compensation expense, deferred benefit, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses	$68,275	$73,092	$66,788

Operating income before stock-based compensation expense, deferred benefit, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses:
Radio operations	$24,523	$30,731	$29,128
Television operations	10,123	12,489	18,358

Consolidated operating income before stock-based compensation expense, deferred benefit, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses	$34,646	$43,220	$47,486

Stock-based compensation expense:
Corporate	$28	$—	$—

Consolidated stock-based compensation expense	$28	$—	$—
Deferred benefit:
Radio operations	$—	$—	$(3,952)
Television operations	—	—	—

Consolidated deferred benefit	$—	$—	$(3,952)

Depreciation and amortization expense:
Radio operations	$4,841	$5,029	$3,987
Television operations	4,862	4,914	4,949

Consolidated depreciation and amortization expense	$9,703	$9,943	$8,936

Loss on sale and disposal of property and equipment:
Radio operations	$182	$1,355	$—
Television operations	1,625	2,151	—

Consolidated loss on sale and disposal of property and equipment	$1,807	$3,506	$—

Impairment of broadcast licenses:
Radio operations	$79,040	$60,340	$8,143
Television operations	47,503	31,400	—

Consolidated impairment of broadcast licenses	$126,543	$91,740	$8,143

Operating (loss) income:
Radio operations	$(59,540)	$(35,993)	$20,950
Television operations	(43,867)	(25,976)	13,409
Corporate	(28)	—	—

Consolidated operating (loss) income	$(103,435)	$(61,969)	$34,359

Total assets:
Radio operations	$182,242	$266,040	$318,554
Television operations	101,450	134,771	172,542
Corporate	15,152	27,376	25,595

Consolidated total assets	$298,844	$428,187	$516,691

Reconciliation of operating income before stock-based compensation expense, deferred benefit, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses to loss before benefit from (provision for) income taxes and discontinued operations:

Operating income before stock-based compensation expense, deferred benefit, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses:	$34,646	$43,220	$47,486
Stock-based compensation expense	(28)	—	—
Deferred benefit	—	—	3,952
Depreciation and amortization	(9,703)	(9,943)	(8,936)
Loss on sale and disposal of property and equipment	(1,807)	(3,506)	—
Impairment of broadcast licenses	(126,543)	(91,740)	(8,143)
Interest expense, net of amounts capitalized	(33,777)	(36,993)	(37,100)
Interest rate swap income (expense)	2,393	(3,433)	(2,410)
Gain (loss) on note purchases and redemptions	520	12,495	(8,776)
Equity in losses of equity method investment	(112)	(280)	—
Impairment of equity method investment	—	(160)	—
Interest income and other income	108	—	814

Loss from continuing operations before benefit from (provision for) income taxes	$(134,303)	$(90,340)	$(13,113)

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

11. Income Taxes

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

As more fully described in Note 1, the Company has restated its consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations and stockholders’ equity for the years ended December 31, 2008 and 2007, to correct accounting errors relating to (i) the treatment of certain temporary state tax credits and (ii) the classification and valuation of certain deferred tax accounts relating to the Company’s indefinite-lived intangible assets.

With regards to the error relating to the treatment of certain temporary state tax credits, the Company has concluded that a deferred tax asset for the temporary margin tax credit provided under the new tax regime should have been established as of December 31, 2006. The impact of this error on the Company’s consolidated financial statements, including its consolidated statements of cash flows, is income tax expense of $0.1 million for the year ended December 31, 2008, and income tax benefit of $4.7 million and $1.3 million for the years ended December 31, 2007 and 2006, respectively. No valuation allowance has been established against this deferred tax asset as of December 31, 2008, 2007 and 2006, based on the Company’s belief that it is more-likely-than not that the full credit will be realized in accordance with ASC 740, given the extent of its exposure and projected future taxable gross margin in Texas.

The Company also noted errors in the classification and valuation of certain deferred tax accounts relating to its FCC broadcast licenses. As a result of the $91.7 million and $8.1 million impairment charges recognized during the years ended December 31, 2008 and 2007, respectively, certain deferred tax liabilities relating to the Company’s broadcast licenses reversed and resulted in an increase in the gross deferred tax assets relating to those intangibles. The Company did not separate the deferred tax assets relating to certain of these broadcast licenses from the deferred tax liabilities relating to other broadcast licenses. Included in the Company’s reported deferred tax liabilities as of December 31, 2008 and 2007, was a total of $19.6 million and $0.7 million, respectively, in deferred tax assets relating to certain broadcast licenses which reversed from liability to asset positions during the respective years, as a result of the aforementioned impairment charges. The impact of these errors on the consolidated financial statements, including its consolidated statements of cash flows, was a reduction in income tax benefit (and an increase in income tax expense) of $18.9 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively, as the Company recorded an offsetting increase in its valuation allowance against the deferred tax assets relating to these broadcast licenses.

The Company’s net deferred tax liabilities as of December 31, 2009 and 2008 were approximately $18.5 million and $37.7 million, respectively, and result primarily from book and tax basis differences of the Company’s indefinite-lived intangible assets that, for tax purposes, are amortized over fifteen years, as well as state net operating loss carryforward credits.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

At December 31 of each respective year, the (benefit from) provision for income taxes consisted of the following:

	As of December 31,
	2009	2008	2007
	(in thousands)
Current federal	$—	$—	$—
Current state	(157)	(150)	(118)

Total current income tax (benefit) expense	(157)	(150)	(118)

Deferred federal	(18,272)	(6,399)	43,075
Deferred state	(1,832)	(642)	1,604

Total deferred income tax (benefit) expense	(20,104)	(7,041)	44,679

Total income tax (benefit) expense	$(20,261)	$(7,191)	$44,561

The following is a reconciliation of income tax benefit to income taxes computed by applying the statutory federal income tax rate of 35% to loss before benefit from (provision for) income taxes and discontinued operations for the years ended December 31, 2009, 2008 and 2007, respectively.

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Income tax benefit computed at the federal statutory rate	$(47,006)	$(31,619)	$(4,590)
Federal deferred taxes upon conversion to a C corporation	—	—	41,136
Change in valuation allowance	31,200	29,000	1,662
Post S corporation valuation allowance	—	—	3,721
Pretax loss as an S Corporation	—	—	380
State income taxes	(4,228)	(2,956)	965
Other	(227)	(1,616)	1,287

Total income tax benefit	$(20,261)	$(7,191)	$44,561

As of December 31, 2009, the Company had approximately $62.3 million and $35.0 million, respectively, of accumulated federal and state net operating losses. The federal net operating losses can be carried forward and applied to offset taxable income for 20 years and any unused portion of these net operating losses will expire from 2027 through 2028. With the exception of California, the state net operating losses can be carried forward and applied to offset taxable income for 10 years and any unused portion of these net operating losses will expire in 2018. In 2008, California changed its carryforward period from 10 to 20 years for any net operating losses generated on or after January 1, 2008. As such, unused portion of the accumulated net operating loss as of December 31, 2007 will expire in 2017 and the unused portion of the 2008 and 2009 net operating losses will expire in 2028 and 2029, respectively.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

The following table outlines the principal components of deferred tax assets and liabilities at December 31 of each respective year:

	As of December 31,
	2009	2008
	(in thousands)
Current deferred tax assets:
State net operating loss credits	$135	$135

Total current deferred tax assets	135	135
Long-term deferred tax assets:
Net operating loss carryforwards	$23,856	$13,467
State net operating loss credits	5,443	5,578
Intangible assets, net	40,351	19,559
Interest rate swap	2,006	2,924
Accretion on Senior Discount Notes	2,646	2,705
Other	2,840	1,880

Total long-term deferred tax assets	77,142	46,113

Long-term deferred tax liabilities:
Intangible assets, net	(23,925)	(43,251)
Property and equipment, net	(947)	(840)
Other	(1,952)	(1,999)

Total long-term deferred tax liabilities	(26,824)	(46,090)

	50,318	23
Valuation allowance	(68,800)	(37,696)

Net long-term deferred tax liabilities	$(18,482)	$(37,673)

The net change in the total valuation allowance for the years ended December 31, 2009 and 2008 was an increase of $31.1 million and $28.6 million, respectively. The Company’s total deferred tax assets were approximately $77.3 million and $46.2 million as of December 31, 2009 and 2008, respectively. The valuation allowance as of December 31, 2009 and 2008 was primarily related to net operating loss carryforwards and future deductible amounts related to the excess tax basis over the book basis of certain broadcast licenses. In accordance with ASC 350-30, the Company no longer amortizes its broadcast licenses. However, the impairment of certain broadcast licenses recognized during the years ended December 31, 2009 and 2008, respectively, resulted in the reversal of certain deferred tax liabilities or an increase in the gross deferred tax assets relating to certain of those intangibles, which were accompanied by an offsetting increase in the related valuation allowance.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at this time, the Company believes it is more likely than not that it will not realize the benefits of the majority of these deductible differences. As a result, the Company has established and maintained a valuation allowance for that portion of the deferred tax assets it believes will not be realized.

The Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 was incorporated into ASC 740-10 “Income Taxes” under the FASB codification. The Company’s policy is to recognize interest related to unrecognized tax benefits (“UTB”) and penalties as additional income tax expense.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

A reconciliation of the beginning and ending amount of UTB for the years ended December 31, 2009, 2008 and 2007, respectively, is as follows:

Balance at January 1, 2007	$996,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(303,000)
Settlements	—

Balance at January 1, 2008	$693,000

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(351,000)
Settlements	—

Balance at January 1, 2009	$342,000

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(342,000)
Settlements	—

Balance at December 31, 2009	$—

During 2009, 2008 and 2007, respectively, the Company recognized approximately $342,000, $351,000 and $303,000 of these UTB due to the expiration of the statute of limitations and, accordingly, the effective tax rate was reduced. Accrued interest at December 31, 2009 and 2008, related to UTB was approximately $0 and $101,000, respectively. Approximately $28,000 of accrued interest related to unlapsed UTB is included in benefit from (provision for) income taxes for the year ended December 31, 2008. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years prior to 2005 and 2004, respectively. Notwithstanding the adjustments discussed above, the Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns. Additionally, the Company believes that its accruals for tax liabilities are adequate for all years open to income tax examinations based on an assessment of many factors including past experience, past examinations by taxing authorities and interpretations of tax law applied to the facts of each matter.

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

	As of December 31,
	2009	2008
		(As Restated)
	(in thousands)
Condensed Balance Sheet Information:
Assets
Deferred financing costs	$500	$947
Investment in subsidiary	—	1,932
Amounts due from subsidiary	1,956	—
Other assets	25	3

Total assets	$2,481	$2,882

Liabilities and stockholder’s deficiency
Accrued interest	$1,054	$1,093
Interest due to subsidiary	412	26
Long term debt	45,383	46,383
Notes payable to subsidiary	17,427	9,899
Losses in excess of investment in subsidiary	105,447	—

Total liabilities	169,723	57,401

Stockholder’s deficiency:
Common stock	—	—
Additional paid-in capital	62,977	63,056
Accumulated deficit	(230,219)	(117,575)

Total stockholder’s deficiency	(167,242)	(54,519)

Total liabilities and stockholder’s deficiency	$2,481	$2,882

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

	Year Ended December 31,
	2009	2008	2007
		(As Restated)	(As Restated)
	(in thousands)
Condensed Statement of Operations Information:
Income:
Losses in earnings of subsidiaries	$(107,298)	$(87,279)	$(49,926)
Gain on note purchases	520	12,495	—
Expenses:
Interest expense	(5,866)	(7,209)	(6,587)

Loss before income taxes	(112,644)	(81,993)	(56,513)
Provision for income taxes	—	—	—

Net loss	$(112,644)	$(81,993)	$(56,513)

	Year Ended December 31,
	2009	2008	2007
		(As Restated)	(As Restated)
	(in thousands)
Condensed Statement of Cash Flows Information:
Cash flows (used in) provided by operating activities:
Net loss	$(112,644)	$(81,993)	$(56,513)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Losses in earnings of subsidiaries	107,298	87,278	49,926
Write-off of deferred financing costs	250	—	—
Amortization of deferred financing costs	197	197	197
Accretion on discount notes	—	5,542	6,386
Gain on note purchases	(520)	(12,495)	—
Other assets and liabilities, net	327	1,119	4
Distributions from subsidiary	107	245	2,167

Net cash (used in) provided by operating activities	(4,985)	(107)	2,167

Cash flows provided by (used in) financing activities:
Contribution to subsidiary	—	—	(47,900)
Contribution from Parent	—	—	47,946
Purchase of senior discount notes	(480)	(9,550)	—
Amounts due from subsidiary	(1,956)	—	—
Loan from subsidiary	7,528	9,899	—
Distributions to Parent	(107)	(242)	(2,213)

Net cash provided by (used in) financing activities	4,985	107	(2,167)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

As more fully described in Note 1, the Company has restated its consolidated balance sheet as of December 31, 2008 and the related consolidated statements of operations and stockholder’s equity for the years ended December 31, 2008 and 2007, to correct accounting errors relating to (i) the treatment of certain temporary state tax credits and (ii) the classification and valuation of certain deferred tax accounts relating to the Company’s indefinite-lived intangible assets.

The following tables set forth the financial impacts of the restatement on the parent-only balance sheet of LBI Media Holdings as of December 31, 2008, and the related statements of operations and cash flows for the years ended December 31, 2008 and 2007 (in thousands).

Condensed Consolidated Balance Sheet as of December 31, 2008

	As Previously Reported	Adjustments	As Restated
Investment in subsidiary	$15,645	$(13,713)	$1,932

Total assets	16,595	(13,713)	2,882

Accumulated deficit	(103,862)	(13,713)	(117,575)
Total stockholder’s deficiency	(40,806)	(13,713)	(54,519)
Total liabilities and stockholder’s deficiency	16,595	(13,713)	2,882

Condensed Consolidated Statement of Operations for the year ended December 31, 2008

	As Previously Reported	Adjustments	As Restated
Losses in earnings of subsidiaries	$(68,251)	$(19,028)	$(87,279)

Loss before income taxes	(62,965)	(19,028)	(81,993)
Net loss	(62,965)	(19,028)	(81,993)

Condensed Consolidated Statement of Operations for the year ended December 31, 2007

	As Previously Reported	Adjustments	As Restated
Losses in earnings of subsidiaries	$(53,912)	$3,986	$(49,926)

Loss before income taxes	(60,499)	3,986	(56,513)
Net loss	(60,499)	3,986	(56,513)

Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2008

	As Previously Reported	Adjustments	As Restated
Net loss	$(62,965)	$(19,028)	$(81,993)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Losses in earnings of subsidiaries	(68,251)	(19,028)	(87,279)

Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2007

	As Previously Reported	Adjustments	As Restated
Net loss	$(60,499)	$3,986	$(56,513)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Losses in earnings of subsidiaries	(53,912)	3,986	(49,926)

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2009

13. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2009, 2008 and 2007:

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
	(in thousands)
2009:
Allowance for doubtful accounts	$3,072	$2,401	$(771)	$(1,534)	$3,168
2008:
Allowance for doubtful accounts	$2,217	$1,906	$—	$(1,051)	$3,072
2007:
Allowance for doubtful accounts	$1,954	$1,376	$—	$(1,113)	$2,217

14. Subsequent Events

As described in Note 2, in February 2010, KRCA TV and KRCA License consummated the acquisition of selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from Venture Technologies, Group, LLC, pursuant to an asset purchase agreement entered into by the parties in November 2008. The total purchase price of approximately $6.0 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. The selected assets primarily included licenses and permits authorized by the FCC for or in connection with the operation of the station.

Also in February 2010, KRCA TV and KRCA License, as buyers, entered into an asset purchase agreement with Trinity Broadcasting Network, as seller, pursuant to which the buyers have agreed to acquire selected assets of low-power television station W40BY, licensed to Palatine, Illiniois, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be $1.3 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. The Company expects to close this acquisition in the third quarter of 2010.

As more fully described in Note 2, in February 2010, the purchase of KDES-FM was consummated and the Company received $5.9 million from LC Media, pursuant to the assignment and assumption agreement entered into in July 2009. The Company, in turn, paid $4.2 million to Spectrum Scan pursuant to the amendment to the amendment to the agreement relating to the relocation and purchase of KDES-FM. As such, in February 2010, the Company realized a pre-tax gain on this transaction of $1.7 million.

In January 2010, KRCA TV and KRCA License, as buyers, entered into an asset purchase agreement with Lesea Broadcasting Corporation, as seller, pursuant to which the buyers have agreed to acquire selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station (ii) antenna and transmitter facilities and (iii) broadcast and other studio equipment used to operate the station. The total purchase price will be approximately $6.5 million in cash, subject to certain adjustments, of which $0.3 million has been deposited into escrow. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. The Company expects to close this acquisition in the third quarter of 2010.

In December 2009 and January 2010, the Parent entered into certain employment agreements whereby it agreed to grant an aggregate of 10.19792 shares of the Parent’s Class A common stock to certain executive employees. One of these employees is an officer of the Company. The options, when granted, will have contractual term of ten years from the date of the grant and vest in equal installments over five years.