Form 10-Q
period 2010-03-31
LBI MEDIA HOLDINGS INC
filed 2010-05-17
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$497	$178
Accounts receivable (less allowances for doubtful accounts of $3,316 as of March 31, 2010 and $3,168 as of December 31, 2009)	16,701	18,745
Current portion of program rights, net	578	507
Amounts due from related parties	449	387
Current portion of employee advances	252	241
Prepaid expenses and other current assets	1,334	1,262
Assets held for sale	1,403	1,403

Total current assets	21,214	22,723
Property and equipment, net	90,389	91,989
Broadcast licenses, net	167,659	161,660
Deferred financing costs, net	6,057	6,413
Notes receivable from related parties	3,034	3,024
Employee advances, excluding current portion	1,530	1,529
Program rights, excluding current portion	8,278	6,734
Other assets	4,529	4,772

Total assets	$302,690	$298,844

Liabilities and stockholder’s deficiency
Current liabilities:
Cash overdraft	$234	$494
Accounts payable	2,845	2,874
Accrued liabilities	7,646	5,535
Accrued interest	6,046	9,664
Current portion of long-term debt	1,358	1,355

Total current liabilities	18,129	19,922
Long-term debt, excluding current portion	430,302	420,869
Fair value of interest rate swap	4,989	5,234
Deferred income taxes	18,875	18,482
Other liabilities	1,644	1,579

Total liabilities	473,939	466,086

Commitments and contingencies

Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares — 1,000	—	—
Issued and outstanding shares — 100
Additional paid-in capital	62,983	62,977
Accumulated deficit	(234,232)	(230,219)

Total stockholder’s deficiency	(171,249)	(167,242)

Total liabilities and stockholder’s deficiency	$302,690	$298,844

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2010	2009
		(As Restated – See Note 1)
Net revenues	$23,584	$21,457
Operating expenses:
Program and technical, exclusive of depreciation shown below	7,390	4,874
Promotional, exclusive of depreciation shown below	374	455
Selling, general and administrative, exclusive of depreciation shown below	10,377	10,713
Depreciation	2,450	2,456
Loss on disposal of property and equipment	3	—
Impairment of broadcast licenses	—	51,466
Gain on assignment of asset purchase agreement	(1,599)	—

Total operating expenses	18,995	69,964

Operating income (loss)	4,589	(48,507)
Interest expense, net of amounts capitalized	(8,247)	(8,278)
Interest rate swap income	245	336
Equity in losses of equity method investment	—	(38)
Interest and other income	14	27

Loss from continuing operations before (provision for) benefit from income taxes	(3,399)	(56,460)
(Provision for) benefit from income taxes	(614)	17,036

Loss from continuing operations	(4,013)	(39,424)
Discontinued operations, net of income taxes	—	297

Net loss	$(4,013)	$(39,127)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2010	2009
		(As Restated –see Note 1)
Operating activities
Net loss	$(4,013)	$(39,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,450	2,473
Impairment of broadcast licenses	—	51,466
Loss on disposal of property and equipment	3	—
Equity in losses of equity method investment	—	38
Stock-based compensation	6	8
Gain on assignment of asset purchase agreement	(1,599)	—
Amortization of deferred financing costs	356	364
Amortization of discount on subordinated notes	74	67
Amortization of program rights	1,958	143
Interest rate swap income	(245)	(336)
Provision for doubtful accounts	533	297
Changes in operating assets and liabilities:
Cash overdraft	(260)	1,201
Accounts receivable	1,593	2,024
Program rights	(3,573)	(2,321)
Amounts due from related parties	(2)	(5)
Prepaid expenses and other current assets	(72)	222
Employee advances	(12)	(37)
Accounts payable	(133)	(868)
Accrued liabilities	2,102	415
Accrued interest	(3,618)	(3,462)
Deferred income taxes	393	(17,098)
Other assets and liabilities	(433)	400

Net cash used in operating activities	(4,492)	(4,136)

Investing activities
Purchases of property and equipment	(848)	(3,572)
Deposits on purchases of property and equipment	(229)	(125)
Insurance proceeds related to previously disposed property and equipment	215	—
Acquisition of broadcast licenses	(5,399)	(3)
Deposits on acquisition of television station assets	(388)	—
Return of previously deposited escrow funds	375	—
Gross proceeds from the assignment of asset purchase agreement (see Note 9)	5,900	—
Payment pursuant to relocation and purchase agreement relating to assignment of asset purchase agreement (see Note 9)	(4,150)	—
Notes receivable issued to related parties	(60)	—
Repayments on notes receivable	33	—

Net cash used in investing activities	(4,551)	(3,700)

Financing activities
Proceeds from bank borrowings	18,450	15,700
Payments on bank borrowings	(9,088)	(7,986)

Net cash provided by financing activities	9,362	7,714

Net increase (decrease) in cash and cash equivalents	319	(122)
Cash and cash equivalents at beginning of period	178	450

Cash and cash equivalents at end of period	$497	$328

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable and accrued liabilities:
Purchases of property and equipment	$(950)	$(1,010)
Cash paid during the period for:
Interest (net of amounts capitalized of $0 and $28, respectively)	$11,417	$11,316
Income taxes	$39	$1

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance and purchase of a portion of its senior discount notes (see Note 8) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends and distributions from its subsidiaries, which are subject to restrictions by LBI Media’s senior credit facilities and the indenture governing the senior subordinated notes issued by LBI Media (see Note 8). Parent-only condensed financial information of LBI Media Holdings on a stand-alone basis has been presented in Note 15.

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California, Texas, Arizona, Utah and New York. In addition, the Company owns television production facilities that are used to produce programming for the Company’s owned and affiliated television stations. The Company sells commercial airtime on its radio and television stations to local, regional and national advertisers. In addition, the Company has entered into time brokerage agreements with third parties for four of its radio stations.

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

In 2009, the Company began entering into affiliation agreements with certain television stations to broadcast its EstrellaTV network programming on their digital multicast channels. Currently, this affiliate network consists of twenty-three television stations in various states serving specific market areas, including seven in Texas, four in Florida, five in California, and one each in Arizona, Nebraska, Nevada, New Mexico, New York, North Carolina and Oregon.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2009 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of LBI Media Holdings and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

Restatement

Subsequent to the issuance of its condensed consolidated financial statements as of September 30, 2009, and for the three and nine month periods then ended, the Company identified accounting errors relating to the classification and valuation of certain deferred tax accounts relating to the Company’s indefinite-lived intangible assets.

The Company noted errors in the classification and valuation of certain deferred tax accounts relating to its Federal Communications Commission (“FCC”) broadcast licenses. Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their “book” amounts recorded in the consolidated financial statements. Prior to September 30, 2007, for substantially all of the Company’s broadcast licenses, the book basis of those intangible assets exceeded their respective tax basis, and accordingly, was combined to reflect a net deferred tax liability in the Company’s consolidated financial statements. However, as a result of the $51.5 million, $91.7 million and $8.1 million impairment charges recognized during the three months ended March 31, 2009 and the years ended December 31, 2008 and 2007, respectively, certain of those deferred tax liabilities relating to the Company’s broadcast licenses reversed and resulted in an increase in the gross deferred tax assets relating to those intangibles. The Company did not separate the deferred tax assets relating to certain of these broadcast licenses from the deferred tax liabilities relating to other broadcast licenses. The impact of these errors on the Company’s condensed consolidated financial statements, including its condensed consolidated statements of cash flows, was a reduction in income tax benefit (and an increase in income tax expense) of $0.3 million for the three months ended March 31, 2009, as the Company recorded an offsetting increase in its valuation allowance against the deferred tax assets relating to these broadcast licenses.

The following tables set forth the financial impacts of the restatement on the Company’s condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2009. The discontinued operations reclassification relates to radio station KSEV-AM, which was sold in December 2009. The operating results of this station have been reclassified and are included in discontinued operations in the accompanying condensed consolidated financial statements for the three months ended March 31, 2009.

Condensed Consolidated Statement of Operations for the three months ended March 31, 2009

	As Previously Reported	Discontinued Operations Reclassification	Adjustment	As Restated
(Provision for) benefit from income taxes	$17,349	$29	$(342)	$17,036
Loss from continuing operations	(38,785)	(297)	(342)	(39,424)
Net loss	(38,785)	—	(342)	(39,127)

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009

	As Previously Reported	Discontinued Operations Reclassification	Adjustment	As Restated
Operating activities:
Net loss	$(38,785)	$—	$(342)	$(39,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(17,440)	—	342	(17,098)

2. Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 855 “Subsequent Events” (“ASC 855”), which requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted ASC 855 for the period ended June 30, 2009. The adoption of ASC 855 did not have a material effect on the disclosures required in the Company’s consolidated financial statements. The Company considered subsequent events for disclosure in this Quarterly Report on Form 10-Q.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“FAS 167”), which amended the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 was incorporated into ASC 810 “Consolidation.” This amendment was effective for financial statements issued for fiscal years periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The Company adopted ASC 810 on January 1, 2010. This standard did not have a material impact on the Company’s consolidated results of operations, cash flows or financial condition.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures relating to transfers in and out of Level 1 and Level 2 fair value measurements, levels of disaggregation, and valuation techniques. These disclosures are effective for reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. The Company has adopted ASU 2010-06 related to the disclosures required for reporting periods beginning after December 15, 2009, which have had no material impact on the disclosures required in the Company’s consolidated financial statements. The Company will adopt the remaining disclosure provisions on January 1, 2011. However, such provisions are currently not expected to have a material impact on the disclosures required in the Company’s consolidated financial statements.

3. Fair Value Measurements

ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a new framework for measuring fair value and expands related disclosures. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets and liabilities that can be assessed at a measurement date.
Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2010 and December 31, 2009, respectively, the fair values of the Company’s financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of March 31, 2010
Liabilities subject to fair value measurement:
Interest rate swap (a)	$4,989	$—	$4,989	$—

Total	$4,989	$—	$4,989	$—

As of December 31, 2009
Liabilities subject to fair value measurement:
Interest rate swap (a)	$5,234	$—	$5,234	$—

Total	$5,234	$—	$5,234	$—

(a)	Based on London Interbank Offered Rate (“LIBOR”). See “Long-Term Debt” in Note 8.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

As no impairment indicators were noted during the three months ended March 31, 2010, the Company’s broadcast licenses were determined not to be impaired. However, during the three months ended March 31, 2009, pursuant to ASC 350-30 “General Intangibles Other Than Goodwill” (“ASC 350-30”), and in connection with an interim impairment test performed for asset values as of March 31, 2009, the carrying values for several of the Company’s radio and television broadcasting licenses were written down to their estimated fair values, resulting in a total impairment charge of approximately $51.5 million for the three months ended March 31, 2009, which utilizes Level 3 inputs. A description of the Level 3 inputs and the information used to develop the inputs is discussed below in Note 4.

The fair value of the Company’s financial instruments included in current assets and current liabilities (such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and other similar items) approximate fair value due to the short-term nature of such instruments.

•	The fair values of LBI Media’s senior subordinated notes and LBI Media Holdings’ senior discount notes (see Note 8) were determined using quoted market prices.

•

The Company’s other long-term debt has variable interest rates, or rates that the Company believes approximate current market rates, and accordingly, the fair value of those instruments approximates the carrying amounts.

	March 31, 2010		December 31, 2009
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
8.5% Senior Subordinated Notes, due 2017	$196.7	$225.7	$189.9	$225.6
11% Senior Discount Notes, due 2013	37.2	45.4	33.6	45.4
Senior credit facility and mortgage notes payable	160.6	160.6	151.2	151.2

4. Broadcast Licenses

The Company’s indefinite-lived assets consist of its FCC broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.5 million at March 31, 2010 and December 31, 2009.

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

As a result of the continued slowdown in the U.S. advertising market, that resulted in further revenue declines beyond levels assumed in the Company’s 2008 annual and year end impairment testing, the Company conducted an additional review of the fair value of some of its broadcast licenses as of March 31, 2009. Based on this evaluation, the Company determined that several of its

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

radio and television broadcast licenses were impaired and recorded an impairment charge of approximately $51.5 million to reduce the net book value of these broadcast licenses to their estimated fair market values. The impairment charge resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales. As no impairment indicators were noted during the three months ended March 31, 2010, no such impairment review was conducted during that period.

Below are key assumptions used in the income approach model for estimating asset fair values for the impairment testing performed as of March 31, 2009.

Radio Broadcasting Licenses	March 31, 2009
Discount Rate	12.1%
2009 Market Growth Rate Range	(10.0)% - (15.0)%
Out-year Market Growth Rate Range	0.4% - 2.2%
Market Share Range (1)	0.1% - 11.8%
Operating Profit Margin Range (1)	(8.2)% - 36.5%

Television Broadcasting Licenses	March 31, 2009
Discount Rate	11.9%
2009 Market Growth Rate Range	(8.5)% - (15.0)%
Out-year Market Growth Rate Range	0.6% - 1.8%
Market Share Range (1)	0.2% - 2.6%
Operating Profit Margin Range (1)	8.5% - 32.2%

(1)	Excludes first year of operations.

5. Program Rights

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. GAAP sets forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. Beginning January 1, 2009, the Company determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, began capitalizing television production costs for certain of their programming, and amortizing those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe there is a useful life beyond the initial airing or does not have revenue directly attributed to production are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. Approximately $7.2 million and $5.5 million of program and technical expenses were capitalized as of March 31, 2010 and December 31, 2009, respectively.

The following table sets forth the components of the Company’s unamortized programming costs as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(In thousands)
Original program costs – released	$7,134	$5,077
Original program costs – in production	21	424
Acquired programming rights	1,701	1,740

	$8,856	$7,241

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

Based on current estimates, the Company expects to amortize approximately 55% of the net original programming costs in 2010 and approximately 95% by the end of 2012. The acquired programming rights will be amortized through 2014.

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

6. Discontinued Operations

In December 2009, two of LBI Media Holdings’ indirect, wholly owned subsidiaries consummated the sale of radio station KSEV-AM, in the Houston, Texas market, to Patrick Broadcasting, LP, for a total aggregate cash purchase price of $6.5 million (excluding adjustments). Accordingly, the accompanying condensed consolidated financial statements reflect the operating results of radio station KSEV-AM as discontinued operations for the three months ended March 31, 2009.

Summarized financial information in the accompanying condensed consolidated statements of operations for the discontinued KSEV-AM radio operations is as follows (in thousands):

Three Months Ended March 31,
2009
Net revenues	$352
Expenses	(26)

Income before income tax expense	326
Income tax expense	(29)

Discontinued operations, net of income taxes	$297

7. Assets Held for Sale

In November 2009, the Company completed construction of its new corporate office building and studio facility in Dallas, Texas. At the same time, the Company moved its entire Dallas operations from its former location to the new building. As of December 31, 2009, the Company had engaged a real estate agent to sell the former operating facility and as of March 31, 2010, the Company had entered into a purchase and sale agreement with a buyer. As such, the former Dallas facility has been classified as held for sale as of March 31, 2010 and December 31, 2009, and is included in assets held for sale in the accompanying condensed consolidated balance sheets.

Assets classified as assets held for sale are measured at the lower of their carrying amount or fair value less cost to sell and are not depreciated and amortized while classified as held for sale. The fair value of assets held for sale is based on expected proceeds pursuant to the purchase and sale agreement with the buyer, which exceed the carrying value of the respective assets held for sale as of March 31, 2010 and December 31, 2009. Costs to sell are the direct incremental costs estimated to transact a sale. A loss is recognized for any initial or subsequent write-down to fair value less costs to sell. A gain is recognized for any subsequent increase in fair value less cost to sell, but not in excess of the cumulative loss previously recognized.

8. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2010	December 31, 2009
	(In thousands)
2006 Revolver due 2012	$43,300	$33,600
2006 Term Loan due 2012	115,400	115,700
2007 Senior Subordinated Notes due 2017	225,706	225,633
Senior Discount Notes due 2013	45,383	45,383
2004 Empire Note due 2019	1,871	1,908

	431,660	422,224
Less current portion	(1,358)	(1,355)

	$430,302	$420,869

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the original principal amount of the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for the $10.0 million increase in the principal amount of the 2006 Term Loan ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Revolver and 2006 Term Loan bore interest at rates between 1.75% and 4.25%, including the applicable margin, as of March 31, 2010.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. Under the 2006 Revolver, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement). LBI Media was in violation of certain reporting covenants under its senior credit facilities as of April 5, 2010. However, these violations were cured on April 9, 2010 by LBI Media upon the issuance of its consolidated financial statements for the year ended December 31, 2009 and the delivery of certain certificates and other items related to such consolidated financial statements to the administrative agent.

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

MARCH 31, 2010

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

The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below) earlier than one year prior to the stated maturity of the Senior Discount Notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. LBI Media was in violation of certain of its reporting covenants under its indenture governing its senior subordinated notes as of March 31, 2010. However, these violations were cured on April 9, 2010 upon the issuance of its consolidated financial statements for the year ended December 31, 2009 to the trustee.

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

In 2008, LBI Media Holdings purchased approximately $22.0 million aggregate principal amount of its Senior Discount Notes in various open market transactions at a weighted average purchase price of 43.321% of the principal amount. The total consideration paid (including accrued interest) was approximately $9.9 million. In 2009, LBI Media Holdings purchased an additional $1.0 million aggregate principal of its Senior Discount Notes on the open market at a purchase price of 48.0% of the principal amount. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of March 31, 2010, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the 2007 Senior Subordinated Notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

Scheduled Debt Repayments

As of March 31, 2010, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

(in thousands)
Remainder of 2010	$1,317
2011	1,364
2012	156,473
2013	45,566
2014	194
Thereafter	226,746

$431,660

The above table does not include projected interest payments and does not include any repayment premium the Company may ultimately pay.

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

The fair value of the interest rate swap agreement at each balance sheet date was as follows (in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	March 31, 2010	December 31, 2009
Interest rate swap agreement	Other long-term liabilities	$5.0	$5.2

The following table presents the effect of the interest rate swap agreement on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain (Loss)	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Interest rate swap agreement	Interest rate swap income	$0.2	$0.3

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

The Company measures the fair value of its interest rate swap on a recurring basis pursuant to ASC 820. As described in Note 3, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are: Level 1, defined as inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. The Company categorizes this swap contract as Level 2.

As a result of the adoption of ASC 820, the Company modified the assumptions used in measuring the fair value of its interest rate swap. Specifically, the Company now includes the impact of its own credit risk on the interest rate swap measured at fair value under ASC 820. Counterparty credit risk adjustments are applied to the valuation of the interest rate swap, if necessary. Not all counterparties have the same credit risk, so the counterparty’s credit risk is considered in order to estimate the fair value of such an item. Bilateral or “own” credit risk adjustments are applied to the Company’s own credit risk when valuing derivatives measured at fair value. Credit adjustments consider the estimated future cash flows between the Company and its counterparty under the terms of the instruments and affect the credit risk on the valuation of those cash flows.

The fair value of the Company’s interest rate swap was a liability of $5.0 million and $5.2 million at March 31, 2010 and December 31, 2009, respectively. The fair value of the interest rate swap represents the present value of the expected future cash flows that are estimated to be received from or paid to a marketplace participant of the instrument. It is valued using inputs such as broker dealer quotes and adjusted for non-performance risk, which are based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy.

Interest Paid and Capitalized

The total amount of interest paid (net of amounts capitalized) was approximately $11.4 million and $11.3 million for the three months ended March 31, 2010 and 2009, respectively. Interest is capitalized on individually significant construction projects during the construction period and was approximately $28,000 during the three months ended March 31, 2009. No interest was capitalized during the three months ended March 31, 2010. Capitalized interest in 2009 related to the construction of a new corporate office building and broadcast facility in Dallas, which was completed in November 2009.

9. Acquisitions

In February 2010, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC (“KRCA TV”) and KRCA License LLC (“KRCA License”), consummated the acquisition of selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from Venture Technologies, Group, LLC, pursuant to an asset purchase agreement entered into by the parties in November 2008. The total purchase price of approximately $6.0 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. The selected assets primarily included licenses and permits authorized by the FCC for or in connection with the operation of the station. The Company allocated the entire purchase price to broadcast licenses.

In February 2010, KRCA TV and KRCA License, as buyers, entered into an asset purchase agreement with Trinity Broadcasting Network, as seller, pursuant to which the buyers have agreed to acquire selected assets of low-power television station W40BY, licensed to Palatine, Illinois, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be approximately $1.3 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Such amount is included in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2010. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. The Company expects to close this acquisition in the second quarter of 2010.

In January 2010, KRCA TV and KRCA License, as buyers, entered into an asset purchase agreement with LeSEA Broadcasting Corporation, as seller, pursuant to which the buyers have agreed to acquire selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station (ii) antenna and transmitter facilities and (iii) broadcast and other studio equipment used to operate the station. The total purchase price will be approximately $6.5 million in cash, subject to certain adjustments, of which $0.3 million has been deposited into escrow. Such amount is included in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2010. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. The Company expects to close this acquisition in the second quarter of 2010.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

In September 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC (“LBI California”) and LBI Radio License LLC (“LBI Radio”), as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers (collectively, “Sun City”), pursuant to which the buyers had agreed to acquire certain assets of radio station KVIB-FM, 95.1 FM, licensed to Phoenix, Arizona, from the sellers. Those assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was to be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million had been deposited into escrow as of December 31, 2009. In December 2008, the Company submitted a formal notice to Sun City to terminate the asset purchase agreement as a result of a material adverse event that the Company believes had occurred since entering into the asset purchase agreement. In January 2010, the Company entered into a settlement agreement and release with Sun City, whereby the Company agreed to allow Sun City to retain 50% of the escrow funds, and therefore received $0.4 million of the $0.8 million of the escrow amount initially deposited.

In November 2007, LBI California and LBI Radio, as buyers, entered into an asset purchase agreement with R&R Radio Corporation (“R&R Radio”), as seller, pursuant to which the buyers had agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. As discussed below, the Company did not complete the purchase of selected assets of KDES-FM and instead assigned the rights to the agreement to a third party who subsequently purchased the selected assets of such radio station in February 2010. In accordance with certain provisions of ASC 805 “Business Combinations” (“ASC 805”), which became effective on January 1, 2009, the Company wrote-off approximately $0.2 million in pre-acquisition costs related to this proposed acquisition. Such amount is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009.

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

In February 2010, the purchase of KDES-FM was consummated and the Company received $5.9 million from LC Media, pursuant to the assignment and assumption agreement entered into in July 2009. The Company, in turn, paid $4.2 million to Spectrum Scan pursuant to the amendment to the amendment to the agreement relating to the relocation and purchase of KDES-FM. As such, in February 2010, the Company realized a pre-tax gain on this transaction of approximately $1.6 million, which represents the net effect

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

of the cash payments described above, reduced by the book value of certain transmission equipment that was sold to LC Media in connection with the assumption and assignment agreement. Such gain is included in gain on assignment of asset purchase agreement in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2010.

10. Commitments and Contingencies

Ratings Services

In September 2009, the Company entered into a four-year contract with Nielsen Media Research (“Nielsen”), to provide local market television programming ratings services for the Company’s EstrellaTV network. The aggregate payments remaining under the agreement, at March 31, 2010, is approximately $16.1 million (which includes approximately $0.4 million of fees incurred but not paid), and will be paid through August 2013. However, the Company may terminate the agreement at the end of any calendar month on or prior to August 31, 2011, provided that such notice is submitted 90 days in advance and is accompanied by an early termination fee of $1.0 million.

Affiliation Agreements

In June 2009, the Company entered into a network affiliation agreement with a certain television station whereby the Company is obligated to make cash payments to the affiliate station upon the occurrence of certain events, as outlined below:

(1)	If the affiliate station does not achieve at least $600,000 in annual net national sales in calendar years 2010 and 2011, during the time periods specified in the affiliation agreement (during which time the Company is supplying the station with its EstrellaTV network programming), the Company will be required to pay the difference to the affiliate station. This guarantee is reduced by $12,500 for each month in which the television channel is not carried by certain cable providers.

(2)	The Company will pay a success fee to the affiliate station in the amount of $125,000 per year for 2010 and/or 2011 if the station’s average rating is ranked by Nielsen as number three or better in the applicable Hispanic demographic during the November sweeps period for that particular year, as specified in the affiliation agreement.

Based on the affiliate station’s current sales trends and projections (in addition to the Company’s assertion that the station will not obtain cable carriage in 2010), the Company does not believe any accrual is necessary as of March 31, 2010, with respect to the guarantee outlined in (1) above. Additionally, no reserve was recorded as of March 31, 2010 related to the potential cash obligation specified in (2) above, based on the affiliate station’s current ratings position and the Company’s ratings estimates for the duration of the year.

Litigation

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) related to disputes over royalties owed to BMI. In October 2009, the Company settled all royalty disputes relating to its television stations as well as royalties owed for the period ended December 31, 2006 for the Company’s radio stations. The remaining outstanding dispute relates to the Company’s radio stations for the period commencing January 1, 2007, for which the Company has filed an application for a reasonable license under BMI’s antitrust consent decree (the “post-court period”). As of March 31, 2010, the Company had reserved a total of approximately $1.0 million relating to the BMI dispute, of which $0.5 million represents check disbursements it has made to BMI, but remain outstanding as of March 31, 2010. Such reserve is included in accrued liabilities in the accompanying condensed consolidated financial statements. The Company believes this reserve, all of which relates to the post-court period, is adequate as of March 31, 2010.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

11. Related Party Transactions

The Company had approximately $3.5 million and $3.4 million due from stockholders of the Parent and from affiliated companies at March 31, 2010 and December 31, 2009, respectively. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and currently mature through December 2010. Although no specific determination has been made, the Company plans to extend these loans to such stockholders beyond their current December 2010 maturity date; therefore, such loans have been classified in notes receivable from related parties in the accompanying condensed consolidated balance sheets.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

The Company also had approximately $0.7 million due from one if its executive officers and directors at March 31, 2010 and December 31, 2009, which is included in employee advances, excluding current portion, in the accompanying condensed consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for an advance of $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and currently mature through January 2011.

The Company accounts for its 30% investment in PortalUno, Inc. (“PortalUno”), a development stage, online search engine for the Hispanic community, using the equity method. As such, the Company’s share of PortalUno’s net loss is included in equity in losses of equity method investment in the accompanying condensed consolidated statements of operations. An employee of one of LBI Media Holdings’ subsidiaries is an owner of Reivax Technology, Inc., the holder of 70% of the ownership interest in PortalUno.

Condensed financial information has not been provided because the operations are not considered to be significant.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations. The Company had approximately $0.1 million due from LDL as of March 31, 2010 and December 31, 2009, which is included in amounts due from related parties in the accompanying condensed consolidated balance sheets. Such amounts are payable upon demand.

12. Equity Incentive Plan

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

As of March 31, 2010, the only option grant under the Plan has been to one of the Company’s executive officers, which was made in December 2008, pursuant to such employee’s employment agreement. The options have a contractual term of ten years from the date of the grant and vest over five years. No new options were granted during the three months ended March 31, 2010 or 2009.

In December 2009 and January 2010, the Parent entered into certain employment agreements whereby it agreed to grant an aggregate of 10.19792 shares of the Parent’s Class A common stock to certain employees and an executive officer. The options, when granted, will have contractual term of ten years from the date of the grant and vest in equal installments over five years.

The Company accounts for stock-based compensation according to the provisions of ASC 718 “Compensation – Stock Compensation” (“ASC 718”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options under the Plan based on estimated fair values. Services required under a certain employment agreement pursuant to which the options were granted are rendered to the Company. Accordingly, the Company reflects compensation expense related to the options in its financial statements.

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

The Company calculated the fair value of its December 2008 option award on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value using the Black-Scholes option pricing model was approximately $90,000 per share. Unamortized compensation as of March 31, 2010 was approximately $162,000 and is being amortized over the expected term of 7.5 years.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

Stock-based compensation expense was approximately $6,000 and $8,000 for the three months ended March 31, 2010 and 2009, respectively.

The following is a summary of the Company’s stock options as of March 31, 2010:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at March 31, 2010	2.19	$1,368,083	$—	8.75
Vested and exercisable at March 31, 2010	0.87	$1,368,083	$—	8.75
Vested and expected to vest at March 31, 2010	2.19	$1,368,083	$—	8.75

During the three months ended March 31, 2010, options to purchase an additional 0.437054 shares of the Parent’s Class A common stock had vested. However, none of these stock options had been exercised and no stock options expired during the three months ended March 31, 2010. Additionally, there was no intrinsic value for the stock options exercisable at March 31, 2010.

13. Segment Data

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

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net revenues:
Radio operations	$11,826	$11,782
Television operations	11,758	9,675

Consolidated net revenues	23,584	21,457

Operating expenses, excluding stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses:
Radio operations	6,567	8,419
Television operations	9,969	7,615

Consolidated operating expenses, excluding stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses	16,536	16,034

Operating income before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses:
Radio operations	5,259	3,363
Television operations	1,789	2,060

Consolidated operating income before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses	7,048	5,423

Stock-based compensation expense:
Corporate	6	8

Consolidated stock-based compensation expense	6	8

Depreciation expense:
Radio operations	1,332	1,241

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Television operations	1,118	1,215

Consolidated depreciation expense	2,450	2,456

Loss on disposal of property and equipment:
Radio operations	—	—
Television operations	3	—

Consolidated loss on disposal of property and equipment	3	—

Impairment of broadcast licenses:
Radio operations	—	31,886
Television operations	—	19,580

Consolidated impairment of broadcast licenses	—	51,466

Operating income (loss):
Radio operations	3,927	(29,764)
Television operations	668	(18,735)
Corporate	(6)	(8)

Consolidated operating income (loss)	$4,589	$(48,507)

Reconciliation of operating income before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses to loss from continuing operations before (provision for) benefit from income taxes:

Operating income before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses	$7,048	$5,423
Stock-based compensation expense	(6)	(8)
Depreciation	(2,450)	(2,456)
Loss on disposal of property and equipment	(3)	—
Impairment of broadcast licenses	—	(51,466)
Interest expense, net of amounts capitalized	(8,247)	(8,278)
Interest rate swap income	245	336
Equity in losses of equity method investment	—	(38)
Interest and other income	14	27

Loss from continuing operations before (provision for) benefit from income taxes	$(3,399)	$(56,460)

14. Income Taxes

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

There was no activity in the Company’s unrecognized tax benefits (“UTB”) during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company recognized approximately $342,000 of UTB due to the expiration of the statute of limitations and, accordingly, the effective tax rate was reduced. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

prior to 2005 and 2004, respectively. Notwithstanding the adjustments discussed above, the Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns. Additionally, the Company believes that its accruals for tax liabilities are adequate for all years open to income tax examinations based on an assessment of many factors including past experience, past examinations by taxing authorities and interpretations of tax law applied to the facts of each matter.

15. LBI Media Holdings, Inc. (Parent Company Only)

The terms of LBI Media’s 2006 Senior Credit Facilities and the indenture governing LBI Media’s 2007 Senior Subordinated Notes restrict LBI Media’s ability to transfer net assets to LBI Media Holdings in the form of loans, advances, or cash dividends. The following parent-only condensed financial information presents balance sheets and related statements of operations and cash flows of LBI Media Holdings by accounting for the investments in the owned subsidiaries on the equity method of accounting. The accompanying condensed financial information should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Condensed Balance Sheet Information:

(in thousands)

	As of
	March 31, 2010	December 31, 2009
Assets
Deferred financing costs, net	$468	$500
Amounts due from subsidiary	1,958	1,956
Other assets	29	25

Total assets	$2,455	$2,481

Liabilities and stockholder’s deficiency
Accrued interest	$2,302	$1,054
Interest due to subsidiary	614	412
Long term debt	45,383	45,383
Notes payable to subsidiary	17,427	17,427
Losses in excess of investment in subsidiary	107,978	105,447

Total liabilities	173,704	169,723

Stockholder’s deficiency:
Common stock	—	—
Additional paid-in capital	62,983	62,977
Accumulated deficit	(234,232)	(230,219)

Total stockholder’s deficiency	(171,249)	(167,242)

Total liabilities and stockholder’s deficiency	$2,455	$2,481

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

Condensed Statement of Operations Information:

(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
		(As Restated)
Loss:
Equity in losses of subsidiary	$(2,531)	$(37,709)
Expenses:
Interest expense	(1,482)	(1,418)

Loss before provision for income taxes	(4,013)	(39,127)
Provision for income taxes	—	—

Net loss	$(4,013)	$(39,127)

Condensed Statement of Flows Information:

(Unaudited, in thousands)

	Three Months Ended March 31,
	2010	2009
		(As Restated)
Cash flows provided by operating activities:
Net loss	$(4,013)	$(39,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses of subsidiary	2,531	37,709
Amortization of deferred financing costs	32	51
Other assets and liabilities, net	1,450	1,365
Distributions from subsidiary	—	2

Net cash provided by operating activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

As more fully described in Note 1, the Company has restated its condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2009, to correct accounting errors relating to the classification and valuation of certain deferred tax accounts relating to the Company’s indefinite-lived intangible assets.

The following tables set forth the financial impacts of the restatement on the parent-only statements of operations and cash flows for the three months ended March 31, 2009 (in thousands):

Condensed Consolidated Statement of Operations for the three months ended March 31, 2009

	As Previously Reported	Adjustment	As Restated
Losses in earnings of subsidiary	$(37,367)	$(342)	$(37,709)
Loss before income taxes	(38,785)	(342)	(39,127)
Net loss	(38,785)	(342)	(39,127)

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2009

	As Previously Reported	Adjustment	As Restated
Net loss	$(38,785)	$(342)	$(39,127)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses in earnings of subsidiary	37,367	342	37,709

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K (File No. 333-110122). This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words “believe”, “expect”, “estimate”, “may”, “will”, “could”, “plan”, or “continue”, and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this Quarterly Report on Form 10-Q, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 and other documents that we file from time to time with the Securities and Exchange Commission, particularly any Current Reports on Form 8-K.

As discussed in Note 1 to the accompanying condensed consolidated financial statements, we are restating our condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended March 31, 2009. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports on Form 10-Q.

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

In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth, Texas, that allow us to produce programming in those markets as well. We have entered into time brokerage agreements with third parties for four of our radio stations.

We are also affiliated with twenty-three television stations in various states serving specific market areas, including seven in Texas, four in Florida, five in California, and one each in Arizona, Nebraska, Nevada, New Mexico, New York, North Carolina and Oregon.

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

Dispositions

In December 2009, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of Houston LLC and Liberman Broadcasting of Houston License LLC, completed the sale of selected assets of radio station KSEV-AM, 700AM, licensed to Tomball, Texas, to Patrick Broadcasting, LP, pursuant to an asset purchase agreement entered into by the parties in October 2009. Those assets included, among other things, (i) licenses and permits authorized by the Federal Communications Commission, or FCC, for or in connection with the operation of the station, (ii) the antenna and transmission facility, and (iii) broadcast and other studio equipment used to operate the station. The total aggregate sale price of approximately $6.5 million (excluding adjustments) was paid in cash. We used the net proceeds from the sale to repay outstanding borrowings under LBI Media’s senior revolving credit facility. The accompanying condensed consolidated financial statements reflect the operating results of radio station KSEV-AM as discontinued operations for the three months ended March 31, 2009.

Acquisitions

In February 2010, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, consummated the acquisition of selected assets of low-power television station WASA-LP, Channel 25, licensed to Port Jervis, New York, from Venture Technologies, Group, LLC, the seller, pursuant to an asset purchase agreement entered into by the parties in November 2008. The total purchase price of approximately $6.0 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. The selected assets primarily include licenses and permits authorized by the FCC for or in connection with the operation of the station. The purchase of these assets represents the first television station we have owned in the New York market.

In February 2010, KRCA Television LLC and KRCA License LLC entered into an asset purchase agreement with Trinity Broadcasting Network, as seller, pursuant to which we have agreed to acquire selected assets of low-power television station W40BY, licensed to Palatine, Illiniois, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be approximately $1.3 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Such amount is included in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2010. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. We expect to close this acquisition in the second quarter of 2010.

In January 2010, KRCA Television LLC and KRCA License LLC entered into an asset purchase agreement with LeSEA Broadcasting Corporation, as seller, pursuant to which we have agreed to acquire selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station (ii) antenna and transmitter facilities and (ii) broadcast and other studio equipment used to operate the station. The total purchase price will be approximately $6.5 million in cash, subject to certain adjustments, of which $0.3 million has been deposited into escrow. Such amount is included in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2010. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. We expect to close this acquisition in the second quarter of 2010.

In September 2008, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers, or together, Sun City, pursuant to which we agreed to acquire certain assets of radio station KVIB-FM, 95.1 FM, licensed to Phoenix, Arizona, from Sun City. Those assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was to be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million had been deposited into escrow as of December 31, 2009. In December 2008, we submitted a formal notice to Sun City to terminate the asset purchase agreement as a result of a material adverse event that we believe occurred since entering into the agreement. However, in order to avoid significant legal fees, other expenses and management time that would have been devoted to the litigation matter, in January 2010, we entered into a settlement agreement and release with Sun City, whereby we agreed to allow Sun City to retain 50 percent of the escrow funds. As such, in January 2010, we received approximately $0.4 million of the $0.8 million escrow amount initially deposited. The charge related to the write-off of the remaining $0.4 million that we did not recoup is included in selling, general and administrative expenses in the consolidated financial statements for three months ended December 31, 2009.

In November 2007, Liberman Broadcasting of California LLC and LBI Radio License LLC, entered into an asset purchase agreement with R&R Radio Corporation, as the seller, pursuant to which we had agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. As discussed below, we did not complete the purchase of selected assets of KDES-FM and instead assigned the rights to the agreement to a third party who subsequently purchased the selected assets of such radio station in February 2010. The aggregate purchase price was to be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million had been deposited in escrow. We would have paid $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC, or Spectrum Scan. As a condition to our then pending purchase of the assets from the seller, Liberman Broadcasting of California had entered into an agreement relating to the relocation and purchase of KDES-FM with Spectrum Scan whereby it would have paid $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan was conditioned on the completion of the purchase of the assets from the seller.

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

As consideration for the assignment and assumption agreement and the amendment to the agreement with Spectrum Scan, LC Media agreed to pay, subject to and upon consummation of the purchase of KDES-FM from R&R Radio by LC Media, $5.9 million to us. We, in turn, agreed to pay $4.2 million to Spectrum Scan as described above. In February 2010, the purchase of KDES-FM was consummated by LC Media, and we received $5.9 million from LC Media, and we, in turn, paid $4.2 million to Spectrum Scan in accordance with the amendment described above. As such, in February 2010, we realized a pre-tax gain on this transaction of approximately $1.6 million, which represents the net effect of the cash payments described above, reduced by the book value of certain transmission equipment that we sold to LC Media in connection with the assumption and assignment agreement. Such gain is included in gain on assignment of asset purchase agreement in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2010.

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

In connection with the sale of Liberman Broadcasting’s Class A common stock, Liberman Broadcasting and its stockholders entered into an investor rights agreement that defines certain rights and obligations of Liberman Broadcasting and the stockholders of Liberman Broadcasting. Pursuant to this investor rights agreement, certain investors have the right to consent to certain transactions involving us, Liberman Broadcasting, and our subsidiaries, including:

•	certain acquisitions or dispositions of assets by us, Liberman Broadcasting and our subsidiaries;

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

Liberman Broadcasting is responsible for paying all registration expenses in connection with any demand registration pursuant to the investor rights agreement, including the reasonable fees of one counsel chosen by the investors participating in such demand registration, but excluding any underwriters’ discounts and commissions. If after the termination of two best efforts attempts to consummate a demand registration, the investors request another demand registration, the investors that elect to participate in the demand registration will be responsible for paying all above referenced registration expenses in connection with any additional attempt to consummate such demand registration.

Liberman Broadcasting has agreed to indemnify each of the investors party to the investor rights agreement against certain liabilities under the Securities Act in connection with any registration of their registrable shares.

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net revenues:
Radio	$11,826	$11,782
Television	11,758	9,675

Total	23,584	21,457

Total operating expenses before stock-based compensation expense, depreciation, loss on disposal of property and equipment and impairment of broadcast licenses:
Radio	6,567	8,419
Television	9,969	7,615

Total	16,536	16,034

Stock-based compensation expense:
Corporate	6	8

Total	6	8

Depreciation:
Radio	1,332	1,241
Television	1,118	1,215

Total	2,450	2,456

Loss on disposal of property and equipment:
Radio	—	—
Television	3	—

Total	3	—

Impairment of broadcast licenses:
Radio	—	31,886
Television	—	19,580

Total	—	51,466

Total operating expenses:
Radio	7,899	41,546
Television	11,090	28,410
Corporate	6	8

Total	18,995	69,964

Operating income (loss):
Radio	3,927	(29,764)
Television	668	(18,735)
Corporate	(6)	(8)

Total	$4,589	$(48,507)

Adjusted EBITDA (1):
Radio	$5,259	$3,363
Television	1,789	2,060

Total	$7,048	$5,423

(1)	We define Adjusted EBITDA as net income or loss less discontinued operations, net of income taxes, plus income tax expense or benefit, gain or loss on sale and/or disposal of property and equipment, net interest expense, interest rate swap expense or income, impairment of broadcast licenses, depreciation, stock-based compensation expense and other non-cash gains and losses. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of discontinued operations, certain non-cash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income or loss and net income or loss. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net cash used in operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net cash used in operating activities	$(4,492)	$(4,136)
Add:
Income tax expense (benefit)	614	(17,036)
Interest expense and interest and other income, net	8,233	8,251
Less:
Effect of discontinued operations	—	(314)
Gain on assignment of asset purchase agreement	1,599	—
Amortization of deferred financing costs	(356)	(364)
Amortization of discount on subordinated notes	(74)	(67)
Amortization of program rights	(1,958)	(143)
Provision for doubtful accounts	(533)	(297)
Changes in operating assets and liabilities:
Cash overdraft	260	(1,201)
Accounts receivable	(1,593)	(2,024)
Program rights	3,573	2,321
Amounts due from related parties	2	5
Prepaid expenses and other current assets	72	(222)
Employee advances	12	37
Accounts payable	133	868
Accrued liabilities	(2,102)	(415)
Accrued interest	3,618	3,462
Deferred income taxes	(393)	17,098
Other assets and liabilities	433	(400)

Adjusted EBITDA	$7,048	$5,423

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net Revenues. Net revenues increased by $2.1 million, or 9.9%, to $23.6 million for the three months ended March 31, 2010, from $21.5 million for the same period in 2009. The change was primarily attributable to increased advertising revenue in our television segment, reflecting incremental revenue from our EstrellaTV television network, as well as growth in our California and Texas markets.

Net revenues for our radio segment remained relatively flat, at $11.8 million for the three months ended March 31, 2010 and 2009.

Net revenues for our television segment increased by $2.1 million, or 21.5%, to $11.8 million for the three months ended March 31, 2010, from $9.7 million for the same period in 2009. This increase was primarily attributable to increased advertising revenue in our television segment, reflecting incremental revenue from our EstrellaTV television network, as well as growth in our California and Texas markets.

We currently anticipate full year net revenue to increase in 2010 as compared to 2009 in both our radio and television segments, primarily due to projected improvements in the U.S. national and local economies, which we expect will result in increased advertising time sold and higher advertising rates. We also expect our net revenues to benefit incrementally from the first full year of operations of our EstrellaTV national television network, and to a lesser extent, the expansion of our Don Cheto radio network.

Total operating expenses. Total operating expenses decreased by $51.0 million, or 72.9%, to $19.0 million for the three months ended March 31, 2010, as compared to $70.0 million for the same period in 2009. This decrease was primarily the result of a $51.5 million reduction in broadcast license impairment charges. Excluding the impact of the impairment charges, total operating expenses increased by $0.5 million, or 2.7%, to $19.0 million for the three months ended March 31, 2010. This increase was primarily attributable to a $2.5 million increase in program and technical expenses, and resulted from (1) an increase in amortization of capitalized costs related to the production of original programming content and (2) incremental ratings service fees and satellite costs related to our EstrellaTV network.

The increase in program and technical expenses was partially offset by a $1.6 million gain on our assignment of the asset purchase agreement to acquire radio station KDES-FM as discussed above (see “—Acquisitions”) and a $0.4 million decline in selling, general and administrative and promotional expenses.

We expect that our total operating expenses, before consideration of any impairment charges, will increase in 2010 as compared to 2009. We anticipate higher programming costs for our television segment and increased satellite, ratings service, personnel and promotional expenses relating to the expansion of our EstrellaTV network. This expectation could be impacted by the number and size of additional radio and television assets that we acquire, if any, during 2010.

Total operating expenses for our radio segment decreased by $33.7 million, or 81.0%, to $7.9 million for the three months ended March 31, 2010, from $41.6 million in the three months ended March 31, 2009. This decrease was primarily attributable to:

(1)	a $31.9 million decrease in broadcast license impairment charges;

(2)	a $1.6 million gain on assignment of the asset purchase agreement to purchase radio station KDES-FM;

(3)	a $0.2 million decrease in selling, general and administrative expenses, primarily due to lower professional fees and acquisition costs; and

(4)	a $0.1 million decrease in program and technical and promotional expenses.

These decreases were partially offset by a $0.1 million increase in depreciation expense.

Total operating expenses for our television segment decreased by $17.3 million, or 61.0%, to $11.1 million for the three months ended March 31, 2010, from $28.4 million for the same period in 2009. This decrease was primarily the result of a $19.6 million decrease in broadcast license impairment charges incurred during the three months ended March 31, 2009. However, excluding the impairment charges, total operating expenses increased by $2.3 million, or 25.6%, to $11.1 million for the three months ended March 31, 2010. This increase was primarily due to a $2.5 million increase in programming and technical expenses, as previously discussed, and incremental ratings service and satellite costs related to our EstrellaTV network. This increase was partially offset by a $0.2 million decrease in selling, general and administrative expenses.

Interest expense and interest and other income. Interest expense and interest and other income decreased slightly to $8.2 million for the three months ended March 31, 2010, as compared to $8.3 million for the same period of 2009.

Our interest expense may increase in 2010 if we borrow additional amounts under LBI Media’s senior revolving credit facility to fund operations or acquire additional radio or television station assets, including the pending acquisitions of television stations KWHD-TV from LeSEA Broadcasting Corporation and W40BY from Trinity Broadcasting Network. See “—Acquisitions.”

Interest rate swap income. Interest rate swap income decreased slightly to $0.2 million for the three months ended March 31, 2010, as compared to $0.3 million for the same period of 2009, a change of $0.1 million. Interest rate swap income or expense reflects changes in the fair market value of our interest rate swap during the respective period.

Equity in losses of equity method investment. In April 2008, one of our indirect, wholly owned subsidiaries purchased a 30% interest in PortalUno, Inc., or PortalUno, a development stage, online search engine for the Hispanic community. Equity in losses of equity method investment of $38,000 for the three months ended March 31, 2009 represents our share of PortalUno’s loss during the period. As of January 1, 2010, our share of PortalUno’s cumulative losses had exceeded the respective cost basis, and accordingly, no losses related to this equity method investment were recorded during the three months ended March 31, 2010.

(Provision for) benefit from income taxes. During the three months ended March 31, 2010, we recognized an income tax provision of $0.6 million, as compared to an income tax benefit of $17.0 million for the same period in 2009. The change in our income tax benefit (provision) primarily resulted from the impact of the $51.5 million broadcast license impairment charge we recorded in the first quarter of 2009, as described above.

Net loss. We recognized a net loss of $4.0 million for the three months ended March 31, 2010, as compared to a net loss of $39.1 million for the same period of 2009, a decrease in net loss of $35.1 million. This change was primarily attributable to the $51.5 million decrease in broadcast license impairment charges, partially offset by the $17.6 million change in income tax (provision) benefit and the other changes noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $1.7 million, or 30.0%, to $7.1 million for the three months ended March 31, 2010, as compared to $5.4 million for the same period in 2009. The increase was primarily the result of the $1.6 million cash gain realized on the assignment of the asset purchase agreement related to radio station KDES-FM, and increased advertising revenues in our television segment, partially offset by an increase in programming and technical expenses, as described above.

Adjusted EBITDA for our radio segment increased by $1.9 million, or 56.4%, to $5.3 million for the three months ended March 31, 2010, as compared to $3.4 million for the same period in 2009. The increase was primarily the result of the $1.6 million cash gain realized on the assignment of the asset purchase agreement relating to KDES-FM, and a decline in selling, general and administrative expenses, as described above.

Adjusted EBITDA for our television segment decreased by $0.2 million, or 13.2%, to $1.8 million for the three months ended March 31, 2010, from $2.0 million for the same period in 2009. This decrease was primarily the result of the increase in programming and technical expenses, partially offset by higher advertising revenues.

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

Under the senior revolving credit facility, LBI Media has a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to LBI Media under the senior revolving credit facility and may not exceed the lesser of $5.0 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the senior revolving credit facility. Under the senior term loan facility, each quarter, LBI Media must pay 0.25% of the original principal amount of the term loans (repayment of $275,000 per quarter as of March 31, 2010), plus 0.25% of the additional amount borrowed in January 2008 (repayment of $25,000 per quarter as of March 31, 2010) and 0.25% of any additional principal amount incurred in the future under the senior term loan facility. The senior credit facilities mature on March 31, 2012.

As of March 31, 2010, LBI Media had approximately $43.3 million aggregate principal amount outstanding under the senior revolving credit facility and $115.4 million aggregate principal amount of outstanding senior term loans. Since March 31, 2010, LBI Media has borrowed, net of repayments, approximately $1.5 million under its senior secured revolving credit facility.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. Including the $10.0 million increase to LBI Media’s senior secured term loan facility in January 2008, the applicable margin for term loans ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those loans are incurred. Interest on base rate loans is payable quarterly in arrears, and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At March 31, 2010, borrowings under LBI Media’s senior credit facilities bore interest at rates between 1.75% and 4.75%, including the applicable margin.

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

LBI Media’s senior credit facilities contain customary restrictive covenants that, among other things, limit its ability to incur additional indebtedness and liens in connection therewith and pay dividends. Under the senior revolving credit facility, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement). LBI Media was in violation of certain reporting covenants under its senior credit facilities as of April 5, 2010. However, these violations were cured on April 9, 2010 by LBI Media upon the issuance of its consolidated financial statements for the year ended December 31, 2009 and the delivery of certain certificates and other items related to such consolidated financial statements to the administrative agent.

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

The indenture governing these notes contains restrictive covenants that limit, among other things, LBI Media’s and its subsidiaries’ ability to incur additional indebtedness, issue certain kinds of equity, and make particular kinds of investments. The indenture governing LBI Media’s 8 1/2% senior subordinated notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 8 1/2% senior subordinated notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 8 1/2% senior subordinated notes. LBI Media was in violation of certain of its reporting covenants under its indenture governing its 8 1/2% senior subordinated notes as of March 31, 2010. However, these violations were cured on April 9, 2010 upon the issuance of its consolidated financial statements for the year ended December 31, 2009 to the trustee.

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

The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. As of March 31, 2010, we were in compliance with all such covenants. Our senior discount notes are structurally subordinated to LBI Media’s senior credit facilities and LBI Media’s 8  1/2% senior subordinated notes.

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

The following table summarizes our various levels of indebtedness at March 31, 2010.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate (per annum)
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$43.3 million (1)	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (2.3% weighted average rate at March 31, 2010)

LBI Media, Inc.	Senior secured term loan credit facility	$115.4 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (1.8% weighted average rate at March 31, 2010)

LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million (2)	October 15, 2013	11%

Empire Burbank Studios LLC	Mortgage note	$1.9 million	July 1, 2019	5.52%

(1)	Since March 31, 2010, LBI Media has borrowed, net of repayments, approximately $1.5 million under its senior secured revolving credit facility.
(2)	In the fourth quarter of 2008 and the second quarter of 2009, we purchased approximately $22.0 million and $1.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount outstanding and due to third party noteholders was $45.4 million as of March 31, 2010.

Cash Flows. Cash and cash equivalents were $0.5 million and $0.2 million at March 31, 2010 and December 31, 2009, respectively.

Net cash used in operating activities was $4.5 million and $4.1 million for the three months ended March 31, 2010 and 2009, respectively.

Net cash used in investing activities was $4.6 million and $3.7 million for the three months ended March 31, 2010 and 2009, respectively. The increase was primarily attributable to the acquisition of the broadcast license for television station WASA-LP in New York, and escrow deposits made toward the purchase of selected assets of television stations KWHD-TV and W40BY, serving the Denver, Colorado and Chicago, Illinois markets, respectively. These increases were partially offset by a $2.7 million reduction in capital expenditures, primarily reflecting completion on construction of our new corporate office and broadcast facility in Dallas, Texas in November 2009 and $1.7 million in net cash proceeds relating to the assignment of a certain radio station asset purchase agreement. (See “—Acquisitions”)

Net cash provided by financing activities was $9.4 million and $7.7 million for the three months ended March 31, 2010 and 2009, respectively. The change reflects a $1.7 million increase in net borrowings under LBI Media’s senior revolving credit facility.

Contractual Obligations. We had no material changes in commitments for long-term debt obligations or operating lease obligations as of March 31, 2010, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2009. We anticipate that funds generated from operations and funds available under LBI Media’s senior revolving credit facility will be sufficient to meet our working capital and capital expenditure needs in the foreseeable future.

Expected Use of Cash Flows. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. For our television segment, our material planned uses of liquidity during the next twelve months will include the purchase and build out of a 25,000 square foot warehouse in Burbank, California, which we intend to convert into a television production facility, at an estimated cost of approximately $10.0 million. We believe that the purchase of this facility will further enhance our ability to produce cost-effective programming, and also allow for the expansion of our internal production capabilities. We expect to fund the purchase and build-out of this facility primarily through borrowings under LBI Media’s senior revolving credit facility. We also expect to use cash to fund the purchase prices of the selected assets of television stations KWHD-TV and W40BY, in the Denver, Colorado, and Chicago, Illinois markets, respectively, within the next twelve months, primarily through borrowings under LBI Media’s senior revolving credit facility.

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

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income or loss less discontinued operations, net of income taxes, plus income tax expense or benefit, gain or loss on sale and/or disposal of property and equipment, net interest expense, interest rate swap expense or income, impairment of broadcast licenses, depreciation, stock-based compensation expense and other non-cash gains and losses.

This term, as we define it, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles, or GAAP.

Management considers this measure an important indicator of our liquidity relating to our operations, as it eliminates the effects of our discontinued operations, certain non-cash items and our capital structure. Management believes liquidity is an important measure for our company because it reflects our ability to meet our interest payments under our substantial indebtedness and is a measure of the amount of cash available to grow our company through our acquisition strategy. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with GAAP, such as cash flows from operating activities, operating income or loss and net income or loss.

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•

it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as discontinued operations, depreciation, loss on disposal of property and equipment, and impairment of broadcast licenses. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that by eliminating the effect of discontinued operations and certain non-cash items, Adjusted EBITDA provides a meaningful measure of liquidity;

•

it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of non-cash expense items, such as impairment of broadcast licenses. By removing discontinued operations and the non-cash items, it allows our investors to better determine whether we will be able to meet our debt obligations as they become due; and

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, acquisitions of radio station and television station assets, intangible assets, property and equipment, deferred compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and the related judgments and estimates affect the preparation of our condensed consolidated financial statements.

Acquisitions of radio station and television station assets

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 8.5% of our outstanding receivables. However, our allowances for doubtful accounts have increased over the past several years from this historical average due to expansion in new markets and, most recently, the current downturn in the U.S. national and local economies. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3.0% of our outstanding receivables as of March 31, 2010, from 16.6% to 19.6% or $3.3 million to $3.9 million, would result in a decrease in pre-tax income of $0.6 million for the three months ended March 31, 2010.

Program Rights

Costs incurred for the production of our original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. GAAP sets forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. Beginning January 1, 2009, we determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, began capitalizing television production costs for certain of their programming, and amortizing those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which we do not believe have a useful life beyond the initial airing, or do not have revenue directly attributed to production, are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. Approximately $7.2 million and $5.5 million of program and technical expenses were capitalized as of March 31, 2010 and December 31, 2009, respectively.

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

As a result of the continued slowdown in the U.S. advertising market, that resulted in further revenue declines beyond levels assumed in our 2008 annual and year end impairment testing, we conducted an additional review of the fair value of some of our broadcast licenses as of March 31, 2009. Based on this evaluation, we determined that several of our radio and television broadcast licenses were impaired and recorded an impairment charge of approximately $51.5 million to reduce the net book value of these broadcast licenses to their estimated fair market values. The impairment charge resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales. As no impairment indicators were noted during the three months ended March 31, 2010, no such impairment review was conducted during that period.

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over estimated useful lives.

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

The accrual of a contingency involves considerable judgment on the part of our management. We use our internal expertise, and outside experts (such as lawyers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. We currently do not have any material contingencies that we believe require loss accruals; however, we refer you to Note 10 of our accompanying condensed consolidated financial statements for a discussion of other known contingencies.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 855 “Subsequent Events” (“ASC 855”), which requires disclosure of the date through which a company evaluated the need to disclose events that occurred subsequent to the balance sheet date and whether that date represents the date the financial statements were issued or were available to be issued. We adopted ASC 855 for the period ended June 30, 2009. The adoption of ASC 855 did not have a material effect on the disclosures required in our consolidated financial statements. We considered subsequent events for disclosure in this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“FAS 167”), which amended the consolidation guidance for variable-interest entities. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. FAS 167 was incorporated into ASC 810 “Consolidation.” This amendment was effective for financial statements issued for fiscal years periods beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We adopted ASC 810 on January 1, 2010. This standard did not have a material impact on our consolidated results of operations, cash flows or financial condition.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures relating to transfers in and out of Level 1 and Level 2 fair value measurements, levels of disaggregation, and valuation techniques. These disclosures are effective for reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. We have adopted ASU 2010-06 related to the disclosures required for reporting periods beginning after December 15, 2009, which have had no material impact on the disclosures required in our consolidated financial statements. We will adopt the remaining disclosure provisions on January 1, 2011. However, such provisions are currently not expected to have a material impact on the disclosures required in our consolidated financial statements.

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

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. The forward-looking statements in this Quarterly Report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this Quarterly Report, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 and other documents that we file from time to time with the Securities and Exchange Commission, particularly any Current Reports on Form 8-K. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions. There were no significant changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2010. Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Secretary and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on the foregoing, our Chief Executive Officer, President and Secretary and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

As discussed in Part II, Item 9A(T) “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2009, we identified a material weakness in our internal control over financial reporting because we did not maintain effective controls over the accounting for income taxes, including the determination and reporting of deferred income taxes and the related income tax provision. Specifically, we did not have adequate personnel and other resources to enable us to (i) properly consider and apply U.S. generally accepted accounting principles providing guidance over accounting for income taxes, (ii) review and monitor the accuracy and completeness of the components of the income tax provision calculations and the related deferred taxes and (iii) ensure that effective oversight of the work performed by our outside tax advisors was exercised. In addition, until remediated, this material weakness could result in a misstatement in the tax-related accounts described above that would result in a material misstatement to our interim or annual consolidated financial statements and disclosures that would not be prevented or detected.

The material weakness resulted in accounting errors in the treatment of certain temporary state tax credits and the classification of certain deferred tax accounts relating to the Company’s indefinite-lived intangible assets that were not prevented or detected on a timely basis. As a result, (a) our board of director’s concluded that our previously issued consolidated financial statements for (i) the fiscal years ended December 31, 2008, 2007 and 2006 included in our annual reports on Form 10-K that include those fiscal years, and (ii) the interim periods within the fiscal years ended December 31, 2009, 2008, 2007 and 2006 included in our quarterly reports on Form 10-Q that include those fiscal periods, should not be relied upon and (b) we restated our previously issued consolidated financial statements for the fiscal year ended December 31, 2008 and the previously issued consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholder’s equity for the fiscal year ended December 31, 2007 in our 2009 Annual Report on Form 10-K and the previously issued condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2009 in this Quarterly Report on Form 10-Q.

As a result of the material weakness described above, our management has concluded that, as of March 31, 2010, our internal control over financial reporting was not effective.

As of March 31, 2010, we have begun, but have not completely remediated the material weakness in our internal control over financial reporting with respect to our processes to accurately report our income tax provision as discussed above. Since the material weakness has been identified, we have undertaken an evaluation of our available resources and personnel deployed for accounting for income taxes, and are in the process of identifying necessary changes to our processes and addition of personnel as required. Other than as described in this Item 4, there have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Our dispute with Broadcast Music, Inc. (“BMI”) relating to royalties is ongoing. No material developments in these proceedings occurred during the three months ended March 31, 2010. For more information on these proceedings, see “Item 1. Legal Proceedings” in our Annual Report on Form 10-K for the twelve month period ended December 31, 2009.

We are subject to pending litigation arising in the normal course of our business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (1)

3.2	Certificate of Ownership of Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.), dated July 9, 2002 (2)

3.3	Amended and Restated Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture governing LBI Media Holdings, Inc.’s 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (3)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Indenture, dated as of July 23, 2007, by and among LBI Media, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (4)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007.
(2)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(3)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122), filed with the Securities and Exchange Commission on October 30, 2003, as amended.
(4)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-110122).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ Wisdom Lu
Wisdom Lu
Chief Financial Officer

Date: May 14, 2010