Form 10-Q
period 2010-06-30
LBI MEDIA HOLDINGS INC
filed 2010-08-16
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 13, 2010, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$491	$178
Accounts receivable (less allowances for doubtful accounts of $3,396 as of June 30, 2010 and $3,168 as of December 31, 2009)	22,161	18,745
Current portion of program rights, net	590	507
Amounts due from related parties	450	387
Current portion of employee advances	257	241
Prepaid expenses and other current assets	1,141	1,262
Assets held for sale	—	1,403

Total current assets	25,090	22,723
Property and equipment, net	90,894	91,989
Broadcast licenses, net	170,257	161,660
Deferred financing costs, net	5,701	6,413
Notes receivable from related parties	3,033	3,024
Employee advances, excluding current portion	1,524	1,529
Program rights, excluding current portion	9,069	6,734
Other assets	4,518	4,772

Total assets	$310,086	$298,844

Liabilities and stockholder’s deficiency
Current liabilities:
Cash overdraft	$687	$494
Accounts payable	2,455	2,874
Accrued liabilities	7,495	5,535
Accrued interest	9,660	9,664
Current portion of long-term debt	1,360	1,355

Total current liabilities	21,657	19,922
Long-term debt, excluding current portion	437,036	420,869
Fair value of interest rate swap	4,377	5,234
Deferred income taxes	19,345	18,482
Other liabilities	1,650	1,579

Total liabilities	484,065	466,086

Commitments and contingencies

Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares — 1,000	—	—
Issued and outstanding shares — 100
Additional paid-in capital	62,981	62,977
Accumulated deficit	(236,960)	(230,219)

Total stockholder’s deficiency	(173,979)	(167,242)

Total liabilities and stockholder’s deficiency	$310,086	$298,844

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(As Restated – see Note 1)		(As Restated – see Note 1)
Net revenues	$30,718	$28,085	$54,302	$49,542
Operating expenses:
Program and technical, exclusive of depreciation shown below	10,269	5,342	17,659	10,216
Promotional, exclusive of depreciation shown below	719	806	1,093	1,261
Selling, general and administrative, exclusive of depreciation shown below	9,974	9,725	20,351	20,438
Depreciation	2,508	2,362	4,958	4,818
(Gain) loss on sale and disposal of property and equipment	(28)	941	(25)	941
Impairment of broadcast licenses and long-lived assets	1,772	—	1,772	51,466
Gain on assignment of asset purchase agreement	—	—	(1,599)	—

Total operating expenses	25,214	19,176	44,209	89,140

Operating income (loss)	5,504	8,909	10,093	(39,598)
Interest expense, net of amounts capitalized	(8,314)	(8,424)	(16,561)	(16,702)
Interest rate swap income	612	1,021	857	1,357
Gain on note purchase	—	520	—	520
Equity in losses of equity method investment	—	(25)	—	(63)
Interest and other income	6	18	20	45

(Loss) income before (provision for) benefit from income taxes and discontinued operations	(2,192)	2,019	(5,591)	(54,441)
(Provision for) benefit from income taxes	(536)	(2,700)	(1,150)	14,336

Loss from continuing operations	(2,728)	(681)	(6,741)	(40,105)
Income from discontinued operations, net of income tax (provision) benefit of $0, ($29), $0 and ($58)	—	278	—	575

Net loss	$(2,728)	$(403)	$(6,741)	$(39,530)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2010	2009
		(As Restated –see Note 1)
Operating activities
Net loss	$(6,741)	$(39,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,958	4,853
Impairment of broadcast licenses and long-lived assets	1,772	51,466
(Gain) loss on sale and disposal of property and equipment	(25)	941
Equity in losses of equity method investment	—	63
Stock-based compensation	13	15
Gain on note purchase	—	(520)
Gain on assignment of asset purchase agreement	(1,599)	—
Amortization of deferred financing costs	712	730
Amortization of discount on subordinated notes	147	135
Amortization of program rights	5,498	1,014
Interest rate swap income	(857)	(1,357)
Provision for doubtful accounts	909	691
Changes in operating assets and liabilities:
Cash overdraft	193	(395)
Accounts receivable	(4,243)	(2,444)
Program rights	(7,916)	(3,954)
Amounts due from related parties	(3)	(20)
Prepaid expenses and other current assets	121	217
Employee advances	(11)	(7)
Accounts payable	(400)	(1,034)
Accrued liabilities	1,964	2,015
Accrued interest	(4)	147
Deferred income taxes	863	(13,978)
Other assets and liabilities	373	(45)

Net cash used in operating activities	(4,276)	(997)

Investing activities
Purchases of property and equipment	(2,437)	(5,978)
Deposits on purchases of property and equipment	(207)	(236)
Insurance proceeds related to previously disposed property and equipment	215	—
Net proceeds from the sale of property and equipment	860	—
Acquisition of broadcast licenses	(9,770)	(3)
Acquisition of other television station assets	(2,130)	—
Deposits on acquisition of television station assets	(62)	—
Return of previously deposited escrow funds	375	—
Gross proceeds from the assignment of asset purchase agreement (see Note 9)	5,900	—
Payment pursuant to relocation and purchase agreement relating to assignment of asset purchase agreement (see Note 9)	(4,150)	—
Notes receivable issued to related parties	(60)	(125)
Repayments on notes receivable	39	1

Net cash used in investing activities	(11,427)	(6,341)

Financing activities
Proceeds from bank borrowings	34,301	27,200
Payments on bank borrowings	(18,276)	(18,772)
Purchase of senior discount notes	—	(480)
Distributions to parent	(9)	(68)

Net cash provided by financing activities	16,016	7,880

Net increase in cash and cash equivalents	313	542
Cash and cash equivalents at beginning of period	178	450

Cash and cash equivalents at end of period	$491	$992

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable and accrued liabilities:
Purchases of property and equipment	$23	$1,766
Issuance of seller-financed note receivable	$(1,212)	$—
Cash paid during the period for:
Interest (net of amounts capitalized of $0 and $60, respectively)	$15,665	$15,648
Income taxes	$225	$240

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

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance and purchase of a portion of its senior discount notes (see Note 8) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends, distributions and loans from its subsidiaries, which are subject to restrictions by LBI Media’s senior credit facilities and the indenture governing the senior subordinated notes issued by LBI Media (see Note 8). Parent-only condensed financial information of LBI Media Holdings on a stand-alone basis has been presented in Note 15.

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California, Texas, Arizona, Utah, Colorado and New York. In addition, the Company owns television production facilities that are used to produce programming for the Company’s owned and affiliated television stations. The Company sells commercial airtime on its radio and television stations to local, regional and national advertisers. In addition, the Company has entered into time brokerage agreements with third parties for four of its radio stations.

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM, KEBN-FM and KRQB-FM radio stations serve the greater Los Angeles, California market (including Riverside/San Bernardino), its KQUE-AM, KJOJ-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM, KNTE-FM and KXGJ-FM radio stations serve the Houston, Texas market and its KNOR-FM, KZMP-AM, KTCY-FM, KZZA-FM, KZMP-FM and KBOC-FM radio stations serve the Dallas-Fort Worth, Texas market.

The Company’s television stations, KRCA, KSDX, KVPA, KETD, KZJL, KMPX, KPNZ and WASA, serve the Los Angeles, California, San Diego, California, Phoenix, Arizona, Denver, Colorado, Houston, Texas, Dallas-Fort Worth, Texas, Salt Lake City, Utah and New York, New York markets, respectively.

The Company’s television studio facilities in Burbank, California, Houston, Texas, and Dallas, Texas, are owned and operated by its wholly owned subsidiaries, Empire Burbank Studios LLC (“Empire”), Liberman Television of Houston LLC and Liberman Television of Dallas LLC, respectively.

In 2009, the Company began entering into affiliation agreements with certain television stations to broadcast its EstrellaTV network programming on their primary or digital multicast channels. Currently, this affiliate network consists of twenty-six television stations in various states serving specific market areas, including seven in Texas, four in Florida, five in California, two in Nevada, and one each in Arizona, Kansas, Nebraska, New Mexico, New York, North Carolina, Oklahoma and Oregon.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement

Subsequent to the issuance of its condensed consolidated financial statements as of September 30, 2009, and for the three and nine month periods then ended, the Company identified accounting errors relating to the classification and valuation of certain deferred tax accounts relating to the Company’s indefinite-lived intangible assets. The impact of these errors on the Company’s condensed consolidated financial statements, including its condensed consolidated statements of cash flows, was an increase in income tax expense (reduction in income tax benefit) of $0.7 million and $1.1 million for the three and six months ended June 30, 2009, respectively, as the Company recorded an offsetting increase in its valuation allowance against the deferred tax assets relating to these broadcast licenses.

The following tables set forth the financial impacts of the restatement on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2009 and on its condensed consolidated statement of cash flows for the six months ended June 30, 2009. The discontinued operations reclassification relates to radio station KSEV-AM, which was sold in December 2009. The operating results of this station have been reclassified and are included in discontinued operations in the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2009.

Condensed Consolidated Statement of Operations for the three months ended June 30, 2009

	As Previously Reported	Discontinued Operations Reclassification	Adjustment	As Restated
Provision for income taxes	$(2,005)	$29	$(724)	$(2,700)
Income (loss) from continuing operations	321	(278)	(724)	(681)
Net income (loss)	321	—	(724)	(403)

Condensed Consolidated Statement of Operations for the six months ended June 30, 2009

	As Previously Reported	Discontinued Operations Reclassification	Adjustment	As Restated
Benefit from income taxes	$15,344	$58	$(1,066)	$14,336
Loss from continuing operations	(38,464)	(575)	(1,066)	(40,105)
Net loss	(38,464)	—	(1,066)	(39,530)

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009

	As Previously Reported	Discontinued Operations Reclassification	Adjustment	As Restated
Operating activities:
Net loss	$(38,464)	$—	$(1,066)	$(39,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(15,044)	—	1,066	(13,978)

Subsequent Events

In accordance with Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, the Company considered subsequent events for disclosure in this Quarterly Report on Form 10-Q.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures relating to transfers in and out of Level 1 and Level 2 fair value measurements, levels of disaggregation, and valuation techniques. These disclosures are effective for reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. The Company has adopted ASU 2010-06 related to the disclosures required for reporting periods beginning after December 15, 2009, which have had no material impact on the disclosures required in its consolidated financial statements. The Company will adopt the remaining disclosure provisions on January 1, 2011. However, such provisions are currently not expected to have a material impact on the disclosures required in the Company’s consolidated financial statements.

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

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets and liabilities that can be assessed at a measurement date.
Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2010 and December 31, 2009, respectively, the fair values of the Company’s financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of June 30, 2010
Liabilities subject to fair value measurement:
Interest rate swap (a)	$4,377	$—	$4,377	$—

Total	$4,377	$—	$4,377	$—

As of December 31, 2009
Liabilities subject to fair value measurement:
Interest rate swap (a)	$5,234	$—	$5,234	$—

Total	$5,234	$—	$5,234	$—

(a)	Based on London Interbank Offered Rate (“LIBOR”). See “Long-Term Debt” in Note 8.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2010, pursuant to ASC 350-30 “General Intangibles Other Than Goodwill” (“ASC 350-30”) and ASC 360 “Property, Plant and Equipment,” and in connection with an interim impairment test performed for certain asset values as of June 30, 2010, the Company recorded a $1.8 million impairment charge to write down the carrying value of one of its television broadcast licenses and certain other related long-lived assets. During the six months ended June 30, 2009, and in connection with an interim impairment test performed for certain asset values as of March 31, 2009, the carrying values for several of the Company’s radio and television broadcasting licenses were written down to their estimated fair values, resulting in a total impairment charge of approximately $51.5 million for the six months ended June 30, 2009. The fair values were estimated utilizing Level 3 inputs. A description of the Level 3 inputs and the information used to develop the inputs is discussed below in Note 4.

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

	June 30, 2010		December 31, 2009
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
8.5% Senior Subordinated Notes, due 2017	$195.6	$225.8	$189.9	$225.6
11% Senior Discount Notes, due 2013	40.2	45.4	33.6	45.4
Senior credit facility and mortgage notes payable	167.2	167.2	151.2	151.2

4. Broadcast Licenses and Long-Lived Assets

The Company’s indefinite-lived assets consist of its FCC broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.5 million at June 30, 2010 and December 31, 2009.

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

The Company performed an interim review of the fair market value of one of its television broadcast licenses as of June 30, 2010, as a result of impairment indicators the Company noted related to one of its recently acquired stations. As a result, the Company recorded a $1.0 million impairment charge to write down the carrying value of this broadcast license to its estimated fair value. Below are key assumptions used in the income approach model for estimated fair values for the impairment testing performed as of June 30, 2010.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Television Broadcast License	June 30, 2010
Discount Rate	12.3%
2010 Market Growth Rate	8.5%
Out-year Market Growth Rate	2.5%
Market Share Range (1)	0.7% - 1.3%
Operating Profit Margin Range (1)	(0.8)% - 30.4%

(1)	Excludes first year of operations.

As a result of the continued slowdown in the U.S. advertising market, that resulted in further revenue declines beyond levels assumed in the Company’s 2008 annual and year end impairment testing, the Company conducted an additional review of the fair value for some of its broadcast licenses as of March 31, 2009. Based on this evaluation, the Company determined that several of its radio and television broadcast licenses were impaired and recorded an impairment charge of approximately $51.5 million during the six months ended June 30, 2009 to reduce the net book value of these broadcast licenses to their estimated fair market values. The impairment charge resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales. Below are key assumptions used in the income approach model for estimating asset fair values for the impairment testing performed as of March 31, 2009.

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

In addition, the Company performed a review of the fair market value of certain long-lived assets in connection with one of its television broadcast stations as of June 30, 2010, as a result of impairment indicators noted. As a result, the Company recorded a $0.8 million impairment charge to write down the carrying value of these long-lived assets to estimated fair value.

The Company used both the cost and market approaches as most appropriate in determining the fair value of long-lived assets. The value of the station’s tangible assets was based on each asset’s replacement cost, with a provision for depreciation, where appropriate, the cost of comparable used assets of like age and condition. The Company used current communications industry equipment prices appearing in appropriate manufacturers’ price lists and catalogs, solicited current market data from dealers of used broadcast equipment, and relied upon published used equipment price lists, catalogs, and listings in trade magazines and publications. The fair value of the station’s land was determined based on comparable land sales data. The fair value estimates utilized Level 3 inputs.

5. Program Rights

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. GAAP sets forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. The Company has determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, capitalizes television production costs for certain of its programs, and amortizes those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe there is a useful life beyond the initial airing or does not have revenue directly attributed to production are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. Approximately $8.1 million and $5.5 million of program and technical expenses were capitalized as of June 30, 2010 and December 31, 2009, respectively.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the components of the Company’s unamortized programming costs as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(In thousands)
Original program costs – released	$8,053	$5,077
Original program costs – in production	—	424
Acquired programming rights	1,606	1,740

	$9,659	$7,241

Based on current estimates, the Company expects for its net original programming costs to amortize as follows (expressed as a percentage of unamortized net original programming costs as of June 30, 2010):

Remainder of 2010	40%
2011	39%
2012	15%
2013	6%

$100%

Television program rights acquired by the Company from third-party vendors are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the succeeding year and program rights payable due within one year are classified as current assets and current liabilities, respectively. The acquired programming rights will be amortized through 2014.

6. Discontinued Operations

In December 2009, two of LBI Media Holdings’ indirect, wholly owned subsidiaries consummated the sale of radio station KSEV-AM, in the Houston, Texas market, to Patrick Broadcasting, LP, for a total aggregate cash purchase price of $6.5 million (excluding adjustments). Accordingly, the accompanying condensed consolidated financial statements reflect the operating results of radio station KSEV-AM as discontinued operations for the three and six months ended June 30, 2009.

Summarized financial information in the accompanying condensed consolidated statements of operations for the discontinued KSEV-AM radio operations is as follows (in thousands):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net revenue	$334	$686
Expenses	(27)	(53)

Income before income taxes	307	633
Income tax expense	(29)	(58)

Income from discontinued operations, net of income taxes	$278	$575

7. Assets Held for Sale

In November 2009, the Company completed construction of its new corporate office building and studio facility in Dallas, Texas. At the same time, the Company moved its entire Dallas operations from its former location to the new building. As of December 31, 2009, the Company had engaged a real estate agent to sell the former operating facility and during the six months ended June 30, 2010, the Company consummated the sale. This facility was classified as assets held for sale as of December 31, 2009, in the accompanying condensed consolidated balance sheets.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The former operating facility was sold for approximately $2.4 million, consisting of $1.0 million in gross cash proceeds ($0.8 million in net proceeds) and a $1.4 million note receivable. Such note bears interest at 6.0% per annum and is due in monthly payments of approximately $10,000 through its maturity in July 2018. As the note will not have fully amortized on the maturity date, the buyer will be required to make an additional balloon payment of approximately $1.0 million on July 1, 2018. The note is secured by a deed of trust on the property. Based on its evaluation of market credit conditions, the Company determined that the stated interest rate in the note receivable was less than the corresponding market rate. As such, the Company recorded the note receivable at its estimated fair value, which was approximately $1.2 million as of the date of the sale. Such note receivable is included in other assets in the accompanying condensed consolidated balance sheet as of June 30, 2010.

8. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2010	December 31, 2009
	(In thousands)
2006 Revolver due 2012	$50,300	$33,600
2006 Term Loan due 2012	115,100	115,700
2007 Senior Subordinated Notes due 2017	225,780	225,633
Senior Discount Notes due 2013	45,383	45,383
2004 Empire Note due 2019	1,833	1,908

	438,396	422,224
Less current portion	(1,360)	(1,355)

	$437,036	$420,869

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

LBI Media must pay 0.25% of the original principal amount of the 2006 Term Loan each quarter (or $275,000 per quarter) plus 0.25% of amounts borrowed in connection with the term loan increase (or $25,000 per quarter), and 0.25% of any additional principal amount incurred in the future under the 2006 Term Loan. There are no scheduled reductions of commitments under the 2006 Revolver. The 2006 Senior Credit Facilities mature on March 31, 2012.

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the original principal amount of the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for the $10.0 million increase in the principal amount of the 2006 Term Loan ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Revolver and 2006 Term Loan bore interest at rates between 1.85% and 4.25%, including the applicable margin, as of June 30, 2010.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. Under the 2006 Revolver, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement). As of June 30, 2010, LBI Media was in compliance with all such covenants.

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

The indenture governing the 2007 Senior Subordinated Notes limits, among other things, LBI Media’s ability to borrow under the 2006 Senior Credit Facilities and pay dividends. LBI Media could borrow up to an aggregate of $260.0 million under the 2006 Senior Credit Facilities (subject to certain reductions under certain circumstances) without having to comply with specified leverage ratios contained in the indenture, but any amount over $260.0 million (subject to certain reductions under certain circumstances) would be subject to LBI Media’s compliance with a specified leverage ratio (as defined in the indenture governing the 2007 Senior Subordinated Notes). As of June 30, 2010, LBI Media was in compliance with all such covenants.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior Discount Notes due 2013

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the notes, cash interest did not accrue and was not payable on the notes prior to October 15, 2008 and instead the value of the notes had been increased each period until it equaled $68.4 million on October 15, 2008; such accretion was recorded as additional interest expense by LBI Media Holdings. After October 15, 2008, cash interest began to accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15. The Senior Discount Notes mature on October 15, 2013.

In 2008, LBI Media Holdings purchased approximately $22.0 million aggregate principal amount of its Senior Discount Notes in various open market transactions at a weighted average purchase price of 43.321% of the principal amount. The total consideration paid (including accrued interest) was approximately $9.9 million. During the three months ended June 30, 2009, LBI Media Holdings purchased an additional $1.0 million aggregate principal of its Senior Discount Notes on the open market at a purchase price of 48.0% of the principal amount. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of June 30, 2010, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the 2007 Senior Subordinated Notes.

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

Scheduled Debt Repayments

As of June 30, 2010, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

(in thousands)
Remainder of 2010	$679
2011	1,364
2012	163,774
2013	45,566
2014	194
Thereafter	226,819

$438,396

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the interest rate swap agreement at each balance sheet date was as follows (in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	June 30, 2010	December 31, 2009
Interest rate swap agreement	Other long-term liabilities	$4.4	$5.2

The following table presents the effect of the interest rate swap agreement on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, respectively (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain (Loss)	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Interest rate swap agreement	Interest rate swap income	$0.6	$1.0	$0.9	$1.4

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

9. Acquisitions

In June 2010, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC (“KRCA TV”) and KRCA License LLC (“KRCA License”), consummated the acquisition of selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from LeSEA Broadcasting Corporation, pursuant to an asset purchase agreement entered into by the parties in January 2010. Subsequent to the purchase, the Company changed the call letters of the acquired station to KETD-TV. The total purchase price of approximately $6.5 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities and (iii) broadcast and other studio equipment used to operate the station. The Company allocated the purchase price as follows:

(in thousands)
Broadcast licenses	$3,572
Property and equipment	2,910
Other assets	18

$6,500

In February 2010, KRCA TV and KRCA License, as buyers, consummated the acquisition of selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from Venture Technologies, Group, LLC, pursuant to an asset purchase agreement entered into by the parties in November 2008. The total purchase price of approximately $6.0 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. The selected assets primarily included licenses and permits authorized by the FCC for or in connection with the operation of the station. The Company allocated the entire purchase price to broadcast licenses.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, KRCA TV and KRCA License, as buyers, entered into an asset purchase agreement with Trinity Broadcasting Network, as seller, pursuant to which the buyers have agreed to acquire selected assets of low-power television station W40BY, licensed to Palatine, Illinois, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be approximately $1.3 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Such amount is included in other assets in the accompanying condensed consolidated balance sheet as of June 30, 2010. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. The Company expects to close this acquisition in the third quarter of 2010.

In September 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC (“LBI California”) and LBI Radio License LLC (“LBI Radio”), as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers (collectively, “Sun City”), pursuant to which the buyers had agreed to acquire certain assets of radio station KVIB-FM, licensed to Phoenix, Arizona, from the sellers. Those assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was to be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million had been deposited into escrow as of December 31, 2009. In December 2008, the Company submitted a formal notice to Sun City to terminate the asset purchase agreement as a result of a material adverse event that the Company believes had occurred since entering into the asset purchase agreement. In January 2010, the Company entered into a settlement agreement and release with Sun City, whereby the Company agreed to allow Sun City to retain 50% of the escrow funds, and therefore received $0.4 million of the $0.8 million of the escrow amount initially deposited.

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

The aggregate purchase price was to be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million had been deposited in escrow. The Company would have paid approximately $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC (“Spectrum Scan”). As a condition to the Company’s then pending purchase of the assets from the seller, LBI California had entered into an agreement relating to the relocation and purchase of KDES-FM with Spectrum Scan whereby it would have paid $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan was conditioned on the completion of the purchase of the assets from the seller.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, the purchase of KDES-FM was consummated and the Company received $5.9 million from LC Media, in accordance with the assignment and assumption agreement. The Company, in turn, paid $4.2 million to Spectrum Scan pursuant to the amendment to the amendment to the agreement relating to the relocation and purchase of KDES-FM. As such, during the three months ended March 31, 2010, the Company realized a pre-tax gain on this transaction of approximately $1.6 million, which represents the net effect of the cash payments described above, reduced by the book value of certain transmission equipment that was sold to LC Media in connection with the assumption and assignment agreement. Such gain is included in gain on assignment of asset purchase agreement in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2010.

10. Commitments and Contingencies

Ratings Services

In September 2009, the Company entered into a four-year contract with Nielsen Media Research (“Nielsen”), to provide local market television programming ratings services for the Company’s EstrellaTV network. The aggregate payments remaining under the agreement, at June 30, 2010, was approximately $15.2 million and will be paid through August 2013. However, the Company may terminate the agreement at the end of any calendar month on or prior to August 31, 2011, provided that such notice is submitted 90 days in advance and is accompanied by an early termination fee of $1.0 million.

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

Based on the affiliate station’s current sales trends and projections (in addition to the Company’s assertion that the station will not obtain certain cable carriage in 2010), as of June 30, 2010, the Company had reserved approximately $128,000 with respect to the guarantee outlined in (1) above. However, no reserve has been recorded related to the potential cash obligation specified in (2) above, based on the affiliate station’s current ratings position and the Company’s ratings estimates for the duration of the year.

Litigation

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) related to disputes over royalties owed to BMI. In October 2009, the Company settled all royalty disputes relating to its television stations as well as royalties owed for the period ended December 31, 2006 for the Company’s radio stations. The remaining outstanding dispute relates to the Company’s radio stations for the period commencing January 1, 2007, for which the Company has filed an application for a reasonable license under BMI’s antitrust consent decree (the “post-court period”). As of June 30, 2010, the Company had reserved approximately $1.0 million relating to the BMI dispute, of which $0.5 million represents check disbursements it has made to BMI, but remain outstanding as of June 30, 2010. Such reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company believes this reserve, all of which relates to the post-court period, is adequate as of June 30, 2010.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Related Party Transactions

The Company had approximately $3.5 million and $3.4 million due from stockholders of the Parent and from affiliated companies at June 30, 2010 and December 31, 2009, respectively. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and currently mature in December 2010. Although no specific determination has been made, the Company plans to extend these loans to such stockholders beyond their current December 2010 maturity date; therefore, such loans have been classified as long-term assets and are included in notes receivable from related parties in the accompanying condensed consolidated balance sheets.

The Company also had approximately $0.7 million due from one if its executive officers and directors at June 30, 2010 and December 31, 2009, which is included in employee advances, excluding current portion, in the accompanying condensed consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for an advance of $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and currently mature in January 2011.

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

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations. The Company had approximately $0.1 million due from LDL as of June 30, 2010 and December 31, 2009, which is included in amounts due from related parties in the accompanying condensed consolidated balance sheets. Such amounts are payable upon demand.

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

As of June 30, 2010, the only option grant under the Plan has been to one of the Company’s executive officers, which was made in December 2008, pursuant to such employee’s employment agreement. The options have a contractual term of ten years from the date of the grant and vest over five years. No new options were granted during the three or six months ended June 30, 2010 or 2009.

In December 2009 and January 2010, the Parent entered into certain employment agreements whereby it had agreed to grant an aggregate of 10.19792 shares of the Parent’s Class A common stock to certain employees and an executive officer. The options, when granted by the Board of Directors, will have contractual term of ten years from the date of the grant and vest in equal installments over five years.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company calculated the fair value of its December 2008 option award on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value using the Black-Scholes option pricing model was approximately $90,000 per share. Unamortized compensation as of June 30, 2010 was approximately $155,000 and is being amortized over the expected term of 7.5 years.

Stock-based compensation expense was approximately $7,000 for the three months ended June 30, 2010 and 2009, and approximately $13,000 and $15,000 for the six months ended June 30, 2010 and 2009, respectively.

The following is a summary of the Company’s stock options as of June 30, 2010:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at June 30, 2010	2.19	$1,368,083	$—	8.5
Vested and exercisable at June 30, 2010	0.87	$1,368,083	$—	8.5
Vested and expected to vest at June 30, 2010	2.19	$1,368,083	$—	8.5

During the six months ended June 30, 2010, options to purchase an additional 0.437054 shares of the Parent’s Class A common stock had vested. However, none of these stock options had been exercised and no stock options expired during the six months ended June 30, 2010. Additionally, there was no intrinsic value for the stock options exercisable at June 30, 2010.

13. Segment Data

ASC 280 “Segment Reporting” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations. Management uses operating income or loss before stock-based compensation expense, depreciation, (gain) loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net revenues:
Radio operations	$16,449	$16,735	$28,275	$28,517
Television operations	14,269	11,350	26,027	21,025

Consolidated net revenues	30,718	28,085	54,302	49,542

Operating expenses, excluding stock-based compensation expense, depreciation, (gain) loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:
Radio operations	8,283	8,241	14,850	16,660
Television operations	12,672	7,625	22,641	15,240

Consolidated operating expenses, excluding stock-based compensation expense, depreciation, (gain) loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:	20,955	15,866	37,491	31,900

Operating income before stock-based compensation expense, depreciation, (gain) loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:
Radio operations	8,166	8,494	13,425	11,857
Television operations	1,597	3,725	3,386	5,785

Consolidated operating income before stock-based compensation expense, depreciation, (gain) loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets	9,763	12,219	16,811	17,642

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Stock-based compensation expense:
Corporate	7	7	13	15

Consolidated stock-based compensation expense	7	7	13	15

Depreciation expense:
Radio operations	1,347	1,156	2,679	2,397
Television operations	1,161	1,206	2,279	2,421

Consolidated depreciation expense	2,508	2,362	4,958	4,818

(Gain) loss on sale and disposal of property and equipment:
Radio operations	—	32	—	32
Television operations	(28)	909	(25)	909

Consolidated (gain) loss on sale and disposal of property and equipment	(28)	941	(25)	941

Impairment of broadcast licenses and long-lived assets:
Radio operations	—	—	—	31,886
Television operations	1,772	—	1,772	19,580

Consolidated impairment of broadcast licenses and long-lived assets	1,772	—	1,772	51,466

Operating income (loss):
Radio operations	6,819	7,306	10,746	(22,458)
Television operations	(1,308)	1,610	(640)	(17,125)
Corporate	(7)	(7)	(13)	(15)

Consolidated operating income (loss)	$5,504	$8,909	$10,093	$(39,598)

Reconciliation of operating income before stock-based compensation expense, depreciation, (gain) loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets to (loss) income before (provision for) benefit from income taxes and discontinued operations:

Operating income before stock-based compensation expense, depreciation, (gain) loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets	$9,763	$12,219	$16,811	$17,642
Stock-based compensation expense	(7)	(7)	(13)	(15)
Depreciation	(2,508)	(2,362)	(4,958)	(4,818)
Gain (loss) on sale and disposal of property and equipment	28	(941)	25	(941)
Impairment of broadcast licenses and long-lived assets	(1,772)	—	(1,772)	(51,466)
Gain on note purchase	—	520	—	520
Equity in losses of equity method investment	—	(25)	—	(63)
Interest expense, net of amounts capitalized	(8,314)	(8,424)	(16,561)	(16,702)
Interest rate swap income	612	1,021	857	1,357
Interest and other income	6	18	20	45

(Loss) income before (provision for) benefit from income taxes and discontinued operations	$(2,192)	$2,019	$(5,591)	$(54,441)

14. Income Taxes

In assessing the realizability of deferred tax assets, the Company considers whether it is not more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination is made.

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, at this time, the Company believes it is not more likely than not that it will realize the benefits of the majority of these deductible differences. As a result, the Company has established and maintained a valuation allowance for that portion of the deferred tax assets it believes will not be realized.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

There was no activity in the Company’s unrecognized tax benefits (“UTB”) during the three or six months ended June 30, 2010. During the six months ended June 30, 2009, the Company recognized approximately $342,000 of UTB due to the expiration of the statute of limitations and, accordingly, the effective tax rate was reduced. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years prior to 2005 and 2004, respectively. Notwithstanding the adjustments discussed above, the Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns. Additionally, the Company believes that its accruals for tax liabilities are adequate for all years open to income tax examinations based on an assessment of many factors including past experience, past examinations by taxing authorities and interpretations of tax law applied to the facts of each matter.

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

Condensed Balance Sheet Information:

(in thousands)

	As of
	June 30, 2010	December 31, 2009
Assets
Deferred financing costs, net	$433	$500
Amounts due from subsidiary	3,225	1,956
Other assets	28	25

Total assets	$3,686	$2,481

Liabilities and stockholder’s deficiency
Accrued interest	$1,054	$1,054
Interest due to subsidiary	768	412
Long term debt	45,383	45,383
Notes payable to subsidiary	21,190	17,427
Losses in excess of investment in subsidiary	109,270	105,447
Total liabilities	177,665	169,723

Stockholder’s deficiency:
Common stock	—	—
Additional paid-in capital	62,981	62,977
Accumulated deficit	(236,960)	(230,219)
Total stockholder’s deficiency	(173,979)	(167,242)

Total liabilities and stockholder’s deficiency	$3,686	$2,481

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Operations Information:

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(As Restated)		(As Restated)
Income:
Equity in (losses) earnings of subsidiary	$(1,292)	$481	$(3,823)	$(37,228)
Gain on note purchase	—	520	—	520
Expenses:
Interest expense	(1,436)	(1,404)	(2,918)	(2,822)

Net loss	$(2,728)	$(403)	$(6,741)	$(39,530)

Condensed Statement of Flows Information:

(Unaudited, in thousands)

	Six Months Ended June 30,
	2010	2009
		(As Restated)
Cash flows used in operating activities:
Net loss	$(6,741)	$(39,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of subsidiary	3,823	37,228
Gain on note purchase	—	(520)
Amortization of deferred financing costs	67	100
Other assets and liabilities, net	357	152
Distributions from subsidiary	9	68

Net cash used in operating activities	(2,485)	(2,502)
Cash flows provided by financing activities:
Amounts due from subsidiary	(1,269)	—
Loans from subsidiary	3,763	4,262
Repayment of notes payable to subsidiary	—	(1,212)
Purchase of senior discount notes	—	(480)
Distributions to parent	(9)	(68)

Net cash provided by financing activities	2,485	2,502
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

As more fully described in Note 1, the Company has restated its condensed consolidated statements of operations for the three and six months ended June 30, 2009 and its condensed consolidated statement of cash flows for the six months ended June 30, 2009, to correct accounting errors relating to the classification and valuation of certain deferred tax accounts relating to the Company’s indefinite-lived intangible assets.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the financial impacts of the restatement on the parent-only statements of operations for the three and six months ended June 30, 2009 and the parent-only statement of cash flows for the six months ended June 30, 2009 (in thousands):

Condensed Consolidated Statement of Operations for the three months ended June 30, 2009

	As Previously Reported	Adjustment	As Restated
Equity in earnings (losses) of subsidiary	$1,205	$(724)	$481
Net income (loss)	321	(724)	(403)

Condensed Consolidated Statement of Operations for the six months ended June 30, 2009

	As Previously Reported	Adjustment	As Restated
Equity in earnings (losses) of subsidiary	$(36,162)	$(1,066)	$(37,228)
Net loss	(38,464)	(1,066)	(39,530)

Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009

	As Previously Reported	Adjustment	As Restated
Net loss	$(38,464)	$(1,066)	$(39,530)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of subsidiary	36,162	1,066	37,228

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As discussed in Note 1 to the accompanying condensed consolidated financial statements, we are restating our condensed consolidated statements of operations for the three and six months ended June 30, 2009 and our condensed consolidated statement of cash flows for the six months ended June 30, 2009. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports on Form 10-Q.

Overview

We own and operate radio and television stations in Los Angeles (including Riverside and San Bernardino counties), California, Houston, Texas and Dallas, Texas and television stations in San Diego, California, Salt Lake City, Utah, Phoenix, Arizona, Denver, Colorado and New York, New York. Our radio stations consist of five FM and two AM stations serving Los Angeles, California and its surrounding areas, five FM and three AM stations serving Houston, Texas and its surrounding areas, and five FM stations and one AM station serving Dallas-Fort Worth, Texas and its surrounding areas. Our eight television stations consist of five full-power stations serving Los Angeles, California, Denver, Colorado, Houston, Texas, Dallas-Fort Worth, Texas and Salt Lake City, Utah. We also own three low-power television stations serving the San Diego, California, Phoenix, Arizona and New York, New York markets.

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

We are also affiliated with twenty-six television stations in various states serving specific market areas, including seven in Texas, four in Florida, five in California, two in Nevada and one each in Arizona, Kansas, Nebraska, New Mexico, New York, North Carolina, Oklahoma and Oregon.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national advertising time on our radio and television stations and the sale of time to brokered or infomercial customers on our radio and television stations. Beginning in the third quarter of 2009, we also began generating advertising sales on our affiliated stations that broadcast our “EstrellaTV” network programming. Upon consummation of our pending television asset acquisition (as described below under “—Acquisitions”), our EstrellaTV network will broadcast in markets covering approximately 76% of U.S. Hispanic television households.

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

Our primary expenses are programming and engineering expenses, interest expense, employee compensation, including commissions paid to our local and national sales staffs, general and administration expenses, promotion and selling expenses. Our programming expenses for television consist of amortization of capitalized costs related to the production of original programming content, production of local newscasts and, to a lesser extent, the amortization of programming content acquired from other sources. Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. We may need to pursue one or more alternative strategies in the future to meet our debt obligations, such as refinancing or restructuring our indebtedness, selling equity securities or selling assets.

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

Dispositions

In December 2009, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of Houston LLC and Liberman Broadcasting of Houston License LLC, completed the sale of selected assets of radio station KSEV-AM, licensed to Tomball, Texas, to Patrick Broadcasting, LP, pursuant to an asset purchase agreement entered into by the parties in October 2009. Those assets included, among other things, (i) licenses and permits authorized by the Federal Communications Commission, or FCC, for or in connection with the operation of the station, (ii) the antenna and transmission facility, and (iii) broadcast and other studio equipment used to operate the station. The total aggregate sale price of approximately $6.5 million (excluding adjustments) was paid in cash. We used the net proceeds from the sale to repay outstanding borrowings under LBI Media’s senior revolving credit facility. The accompanying condensed consolidated financial statements reflect the operating results of radio station KSEV-AM as discontinued operations for the three and six months ended June 30, 2009.

Acquisitions

In June 2010, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, consummated the acquisition of selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from LaSEA Broadcasting Corporation, the seller, pursuant to an asset purchase agreement entered into by the parties in January 2010. The total purchase price of approximately $6.5 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. Subsequent to the purchase, we changed the call letters of the acquired station to KETD-TV. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities and (iii) broadcast and other studio equipment used to operate the station. The purchase of these assets represents the first television station we have owned in the Denver market.

In February 2010, KRCA Television LLC and KRCA License LLC, consummated the acquisition of selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from Venture Technologies, Group, LLC, the seller, pursuant to an asset purchase agreement entered into by the parties in November 2008. The total purchase price of approximately $6.0 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. The selected assets primarily include licenses and permits authorized by the FCC for or in connection with the operation of the station. The purchase of these assets represents the first television station we have owned in the New York market.

In February 2010, KRCA Television LLC and KRCA License LLC entered into an asset purchase agreement with Trinity Broadcasting Network, as seller, pursuant to which we have agreed to acquire selected assets of low-power television station W40BY, licensed to Palatine, Illiniois, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be approximately $1.3 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Such amount is included in other assets in the accompanying condensed consolidated balance sheet as of June 30, 2010. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. We expect to close this acquisition in the third quarter of 2010.

In September 2008, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers, or together, Sun City, pursuant to which we agreed to acquire certain assets of radio station KVIB-FM, licensed to Phoenix, Arizona, from Sun City. Those assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was to be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million had been deposited into escrow as of December 31, 2009. In December 2008, we submitted a formal notice to Sun City to terminate the asset purchase agreement as a result of a material adverse event that we believe occurred since entering into the agreement. However, in order to avoid significant legal fees, other expenses and management time that would have been devoted to the litigation matter, in January 2010, we entered into a settlement agreement and release with Sun City, whereby we agreed to allow Sun City to retain 50% of the escrow funds. As such, in January 2010, we received approximately $0.4 million of the $0.8 million escrow amount initially deposited. The charge related to the write-off of the remaining $0.4 million that we did not recoup is included in selling, general and administrative expenses in the consolidated financial statements for the year ended December 31, 2009.

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

As consideration for the assignment and assumption agreement and the amendment to the agreement with Spectrum Scan, LC Media agreed to pay, subject to and upon consummation of the purchase of KDES-FM from R&R Radio by LC Media, $5.9 million to us. We, in turn, agreed to pay $4.2 million to Spectrum Scan as described above. In February 2010, the purchase of KDES-FM was consummated by LC Media, and we received $5.9 million from LC Media, and we, in turn, paid $4.2 million to Spectrum Scan in accordance with the amendment described above. As such, in the first quarter of 2010, we realized a pre-tax gain on this transaction of approximately $1.6 million, which represents the net effect of the cash payments described above, reduced by the book value of certain transmission equipment that we sold to LC Media in connection with the assumption and assignment agreement. Such gain is included in gain on assignment of asset purchase agreement in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2010.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net revenues:
Radio	$16,449	$16,735	$28,275	$28,517
Television	14,269	11,350	26,027	21,025

Total	$30,718	$28,085	$54,302	$49,542

Total operating expenses before stock-based compensation expense, impairment of broadcast licenses and long-lived assets, (gain) loss on sale and disposal of property and equipment and depreciation:
Radio	$8,283	$8,241	$14,850	$16,660
Television	12,672	7,625	22,641	15,240

Total	$20,955	$15,866	$37,491	$31,900

Stock-based compensation expense:
Corporate	$7	$7	$13	$15

Total	$7	$7	$13	$15

Impairment of broadcast licenses and long-lived assets:
Radio	$—	$—	$—	$31,886
Television	1,772	—	1,772	19,580

Total	$1,772	$—	$1,772	$51,466

(Gain) loss on sale and disposal of property and equipment:
Radio	$—	$32	$—	$32
Television	(28)	909	(25)	909

Total	$(28)	$941	$(25)	$941

Depreciation:
Radio	$1,347	$1,156	$2,679	$2,397
Television	1,161	1,206	2,279	2,421

Total	$2,508	$2,362	$4,958	$4,818

Total operating expenses:
Radio	$9,630	$9,429	$17,529	$50,975
Television	15,577	9,740	26,667	38,150
Corporate	7	7	13	15

Total	$25,214	$19,176	$44,209	$89,140

Operating income (loss):
Radio	$6,819	$7,306	$10,746	$(22,458)
Television	(1,308)	1,610	(640)	(17,125)
Corporate	(7)	(7)	(13)	(15)

Total	$5,504	$8,909	$10,093	$(39,598)

Adjusted EBITDA (1):
Radio	$8,166	$8,494	$13,425	$11,857
Television	1,597	3,725	3,386	5,785

Total	$9,763	$12,219	$16,811	$17,642

(1)	We define Adjusted EBITDA as net income or loss less discontinued operations, net of income taxes, plus income tax expense or benefit, gain or loss on sale and/or disposal of property and equipment, net interest expense, interest rate swap expense or income, impairment of broadcast licenses and long-lived assets, depreciation, stock-based compensation expense and other non-cash gains and losses. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of discontinued operations, certain non-cash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income or loss and net income or loss. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net cash provided by (used in) operating activities	$216	$3,139	$(4,276)	$(997)
Add:
Income tax expense (benefit)	536	2,700	1,150	(14,336)
Interest expense and other income, net	8,308	8,406	16,541	16,657
Less:
Effect of discontinued operations	—	(296)	—	(610)
Amortization of deferred financing costs	(356)	(366)	(712)	(730)
Gain on assignment of asset purchase agreement	—	—	1,599	—
Amortization of discount on subordinated notes	(73)	(68)	(147)	(135)
Amortization of program rights	(3,540)	(871)	(5,498)	(1,014)
Provision for doubtful accounts	(376)	(394)	(909)	(691)
Changes in operating assets and liabilities:
Accounts receivable	5,836	4,468	4,243	2,444
Cash overdraft	(453)	1,596	(193)	395
Program rights	4,343	1,633	7,916	3,954
Amounts due from related parties	1	15	3	20
Prepaid expenses and other current assets	(193)	5	(121)	(217)
Employee advances	(1)	(30)	11	7
Accounts payable	267	166	400	1,034
Accrued liabilities	138	(1,600)	(1,964)	(2,015)
Accrued interest	(3,614)	(3,609)	4	(147)
Deferred income taxes	(470)	(3,120)	(863)	13,978
Other assets and liabilities	(806)	445	(373)	45

Adjusted EBITDA	$9,763	$12,219	$16,811	$17,642

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Net Revenues. Net revenues increased by $2.6 million, or 9.4%, to $30.7 million for the three months ended June 30, 2010, from $28.1 million for the same period in 2009. The change was primarily attributable to increased advertising revenue in our television segment, partially offset by a modest decline in our radio segment.

Net revenues for our radio segment decreased by $0.3 million, or 1.7%, to $16.4 million for the three months ended June 30, 2010, from $16.7 million for the same period in 2009. The decrease was primarily a result of lower advertising revenue in our Los Angeles market, partially offset by an increase in our Houston and Dallas markets.

Net revenues for our television segment increased by $2.9 million, or 25.7%, to $14.3 million for the three months ended June 30, 2010, from $11.4 million for the same period in 2009. This increase was primarily attributable to increased advertising revenue in our television segment, reflecting incremental revenue from our EstrellaTV television network, as well as growth in our California and Texas markets.

We currently anticipate full year net revenue to increase in 2010 as compared to 2009 in both our radio and television segments, primarily due to projected improvements in the U.S. national and local economies, which we expect will result in increased advertising time sold and higher advertising rates. We also expect our net revenues to benefit incrementally from the first full year of operations of our EstrellaTV national television network and to a lesser extent, the expansion of our Don Cheto radio network.

Total operating expenses. Total operating expenses increased by $6.0 million, or 31.5%, to $25.2 million for the three months ended June 30, 2010, as compared to $19.2 million for the same period in 2009. This increase was primarily attributable to:

(1)	a $4.9 million increase in program and technical expenses primarily due to (a) an increase in amortization of capitalized costs related to the production of original programming content and (b) incremental ratings service fees and satellite costs related to our EstrellaTV network;

(2)	a $1.8 million increase in broadcast license and long-lived asset impairment charges, resulting from impairment indicators we noted related to one of our recently acquired television stations;

(3)	a $0.2 million increase in selling, general and administrative expenses; and

(4)	a $0.1 million increase in depreciation expense.

These increases were partially offset by a $1.0 million change in (gain) loss on sale and disposal of property and equipment.

We expect that our total operating expenses, before consideration of any impairment charges, will increase in 2010 as compared to 2009. We anticipate higher programming costs for our television segment and increased satellite, ratings service, personnel and promotional expenses relating to the expansion of our EstrellaTV network. This expectation could be impacted by the number and size of additional radio and television assets that we acquire, if any, during the remainder of 2010.

Total operating expenses for our radio segment increased by $0.2 million, or 2.1%, to $9.6 million for the three months ended June 30, 2010, from $9.4 million in the three months ended June 30, 2009. This increase was primarily attributable to a $0.2 million increase in depreciation expense and a $0.1 million increase in program and technical expenses, partially offset by a $0.1 million decrease in promotional expenses.

Total operating expenses for our television segment increased by $5.8 million, or 59.9%, to $15.6 million for the three months ended June 30, 2010, from $9.8 million for the same period in 2009. This increase was primarily the result of:

(1)	a $4.8 million increase in program and technical expenses, as previously discussed, and incremental ratings service and satellite costs related to our EstrellaTV network;

(2)	a $1.8 million increase in broadcast license and long-lived asset impairment charges; and

(3)	a $0.2 million increase in selling, general and administrative expenses.

These increases were partially offset by a $0.9 million change in (gain) loss on sale and disposal of property and equipment and a $0.1 million decrease in depreciation expense.

Interest expense and interest and other income. Interest expense and interest and other income decreased slightly to $8.3 million for the three months ended June 30, 2010, as compared to $8.4 million for the same period of 2009.

Our interest expense may increase in 2010 if we borrow additional amounts under LBI Media’s senior revolving credit facility to fund operations or acquire additional radio or television station assets, including the pending acquisition of television station W40BY from Trinity Broadcasting Network. See “—Acquisitions.”

Interest rate swap income. Interest rate swap income decreased to $0.6 million for the three months ended June 30, 2010 as compared to $1.0 million for the same period of 2009, a change of $0.4 million. Interest rate swap income (or expense) reflects changes in the fair market value of our interest rate swap during the respective period.

Gain on note purchase. During the three months ended June 30, 2009, we purchased $1.0 million aggregate principal amount of our outstanding 11% senior discount notes at a purchase price of 48.0% of face value in an open market transaction. The purchase resulted in a pre-tax gain of approximately $0.5 million (see “Liquidity and Capital Resources—Senior Discount Notes”). No such purchase occurred during the three months ended June 30, 2010.

Equity in losses of equity method investment. In April 2008, one of our direct, wholly owned subsidiaries purchased a 30% interest in PortalUno, Inc., or PortalUno, a development stage, online search engine for the Hispanic community. Equity in losses of equity method investment of $25,000 for the three months ended June 30, 2009 represents our share of PortalUno’s loss during the period. As of January 2010, our share of PortalUno’s cumulative losses had exceeded the cost basis of our investment in PortalUno, and accordingly, no losses related to this equity method investment were recorded during the three months ended June 30, 2010.

(Provision for) benefit from income taxes. During the three months ended June 30, 2010, we recognized an income tax provision of $0.5 million, as compared to an income tax provision of $2.7 million for the same period in 2009. The change in our income tax benefit (provision) primarily resulted from (a) a decrease in taxable income, resulting from the factors outlined above, and (b) changes in deferred tax accounts relating to our broadcast licenses, including the impact of the $1.0 million impairment charge we recorded during the three months ended June 30, 2010.

Discontinued operations, net of income taxes. In December 2009, we completed the sale of radio station KSEV-AM in our Texas market for approximately $6.5 million in cash. In accordance with Accounting Standards Codification 360-10 “Discontinued Operations”, or ASC 360-10, we have reported the operating results KSEV-AM in discontinued operations within the accompanying condensed consolidated statements of operations for the three months ended June 30, 2009.

Net loss. We recognized a net loss of $2.7 million for the three months ended June 30, 2010, as compared to a loss of $0.4 million for the same period of 2009, an increase of $2.3 million. This change was primarily attributable to the increases in program and technical expenses and broadcast license and long-lived asset impairment charges, partially offset by higher net revenues, and lower income tax expense, as noted above.

Adjusted EBITDA. Adjusted EBITDA decreased by $2.4 million, or 20.1%, to $9.8 million for the three months ended June 30, 2010, as compared to $12.2 million for the same period in 2009. The decrease was primarily the result of the increase in program and technical expenses, partially offset by increased advertising revenues in our television segment, as discussed above.

Adjusted EBITDA for our radio segment decreased by $0.3 million, or 3.9%, to $8.2 million for the three months ended June 30, 2010, as compared to $8.5 million for the same period in 2009. The decrease was primarily the result of the decline in advertising revenues, as discussed above.

Adjusted EBITDA for our television segment decreased by $2.1 million, or 57.1%, to $1.6 million for the three months ended June 30, 2010, from $3.7 million for the same period in 2009. This decrease was primarily the result of the increase in program and technical expenses, partially offset by higher advertising revenues.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Net Revenues. Net revenues increased by $4.8 million, or 9.6%, to $54.3 million for the six months ended June 30, 2010, from $49.5 million for the same period in 2009. The change was primarily attributable to increased advertising revenue in our television segment, partially offset by a modest decline in our radio segment.

Net revenues for our radio segment decreased by $0.2 million, or 0.8%, to $28.3 million for the six months ended June 30, 2010, from $28.5 million for the same period in 2009. The decrease was primarily the result of lower advertising revenue in our Los Angeles and Houston markets, partially offset by an increase in our Dallas market.

Net revenues for our television segment increased by $5.0 million, or 23.8%, to $26.0 million for the six months ended June 30, 2010, from $21.0 million for the same period in 2009. This increase was primarily attributable to increased advertising revenue in our television segment, reflecting incremental revenue from our EstrellaTV television network, as well as growth in our California and Texas markets.

Total operating expenses. Total operating expenses decreased by $44.9 million, or 50.4%, to $44.2 million for the six months ended June 30, 2010, as compared to $89.1 million for the same period in 2009. This decrease was primarily the result of a $49.7 million reduction in broadcast license and long-lived asset impairment charges. Excluding the impact of the impairment charges, total operating expenses increased by $4.8 million, or 12.6%, to $42.4 million for the six months ended June 30, 2010. This increase was primarily attributable to a $7.4 million increase in program and technical expenses, and resulted from (1) an increase in amortization of capitalized costs related to the production of original programming content and (2) incremental ratings service fees and satellite costs related to our EstrellaTV network.

The increase in program and technical expenses was partially offset by a $1.6 million gain on our assignment of the asset purchase agreement to acquire radio station KDES-FM as discussed above (see “—Acquisitions”) and a $1.0 million change in (gain) loss on sale and disposal of property and equipment.

Total operating expenses for our radio segment decreased by $33.5 million, or 65.6%, to $17.5 million for the six months ended June 30, 2010, from $51.0 million in the six months ended June 30, 2009. This decrease was primarily attributable to:

(1)	a $31.9 million decrease in broadcast license and long-lived asset impairment charges;

(2)	a $1.6 million gain on assignment of the asset purchase agreement to purchase radio station KDES-FM;

(3)	a $0.2 million decrease in promotional expenses; and

(4)	a $0.1 million decrease in selling, general and administrative expenses.

These decreases were partially offset by a $0.3 million increase in depreciation expense.

Total operating expenses for our television segment decreased by $11.4 million, or 30.1%, to $26.7 million for the six months ended June 30, 2010, from $38.1 million for the same period in 2009. This decrease was primarily the result of a $17.8 million decrease in broadcast license and long-lived asset impairment charges. However, excluding the impairment charges, total operating expenses increased by $6.4 million, or 34.0%, to $24.9 million for the six months ended June 30, 2010. This increase was primarily due to a $7.4 million increase in programming and technical expenses, and incremental ratings service and satellite costs related to our EstrellaTV network. These increases were partially offset by a $0.9 million change in (gain) loss on sale and disposal of property and equipment and a $0.1 decline in depreciation expense.

Interest expense and interest and other income. Interest expense and interest and other income decreased slightly to $16.5 million for the six months ended June 30, 2010, as compared to $16.7 million for the same period of 2009.

Interest rate swap income. Interest rate swap income decreased slightly to $0.9 million for the six months ended June 30, 2010 as compared to $1.4 million for the same period of 2009, a change of $0.5 million. Interest rate swap income (or expense) reflects changes in the fair market value of our interest rate swap during the respective period.

Gain on note purchase. During the six months ended June 30, 2009, we purchased $1.0 million aggregate principal amount of our outstanding 11% senior discount notes at a purchase price of 48.0% of face value in an open market transaction. The purchase resulted in a pre-tax gain of approximately $0.5 million (see “Liquidity and Capital Resources—Senior Discount Notes”). No such purchase occurred during the six months ended June 30, 2010.

Equity in losses of equity method investment. As of January 2010, our share of PortalUno’s cumulative losses had exceeded the cost basis of our investment in PortalUno, and accordingly, no losses related to this equity method investment were recorded during the six months ended June 30, 2010.

(Provision for) benefit from income taxes. During the six months ended June 30, 2010, we recognized an income tax provision of $1.2 million, as compared to an income tax benefit of $14.3 million for the same period in 2009. The $15.5 million change in our income tax benefit (provision) primarily resulted from the impact of the $49.7 million decrease in broadcast license and long-lived asset impairment charges, as described above.

Discontinued operations, net of income taxes. In December 2009, we completed the sale of radio station KSEV-AM in our Texas market for approximately $6.5 million in cash. In accordance with ASC 360-10, we have reported the operating results KSEV-AM in discontinued operations within the accompanying condensed consolidated statements of operations for the six months ended June 30, 2009.

Net loss. We recognized a net loss of $6.7 million for the six months ended June 30, 2010, as compared to a net loss of $39.5 million for the same period of 2009, a decrease in net loss of $32.8 million. This change was primarily attributable to the $49.7 million decrease in broadcast license and long-lived asset impairment charges, partially offset by the $15.5 million change in income tax (provision) benefit and the other changes noted above.

Adjusted EBITDA. Adjusted EBITDA decreased by $0.8 million, or 4.7%, to $16.8 million for the six months ended June 30, 2010, as compared to $17.6 million for the same period in 2009. The decrease was primarily the result of the increase in program and technical expenses, as described above, partially offset by the $1.6 million cash gain realized on the assignment of the asset purchase agreement related to radio station KDES-FM, and increased advertising revenues in our television segment.

Adjusted EBITDA for our radio segment increased by $1.6 million, or 13.2%, to $13.4 million for the six months ended June 30, 2010, as compared to $11.8 million for the same period in 2009. The increase was attributable to the $1.6 million cash gain realized on the assignment of the asset purchase agreement relating to KDES-FM.

Adjusted EBITDA for our television segment decreased by $2.4 million, or 41.5%, to $3.4 million for the six months ended June 30, 2010, from $5.8 million for the same period in 2009. This decrease was primarily the result of the increase in program and technical expenses, partially offset by higher advertising revenues.

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

Under the senior revolving credit facility, LBI Media has a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to LBI Media under the senior revolving credit facility and may not exceed the lesser of $5.0 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the senior revolving credit facility. Under the senior term loan facility, each quarter, LBI Media must pay 0.25% of the original principal amount of the term loans (repayment of $275,000 per quarter as of June 30, 2010), plus 0.25% of the additional amount borrowed in January 2008 (repayment of $25,000 per quarter as of June 30, 2010) and 0.25% of any additional principal amount incurred in the future under the senior term loan facility. The senior credit facilities mature on March 31, 2012.

As of June 30, 2010, LBI Media had approximately $50.3 million aggregate principal amount outstanding under the senior revolving credit facility and $115.1 million aggregate principal amount of outstanding senior term loans. Since June 30, 2010, LBI Media has borrowed, net of repayments, approximately $5.9 million under its senior secured revolving credit facility.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. Including the $10.0 million increase to LBI Media’s senior secured term loan facility in January 2008, the applicable margin for term loans ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those loans are incurred. Interest on base rate loans is payable quarterly in arrears, and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At June 30, 2010, borrowings under LBI Media’s senior credit facilities bore interest at rates between 1.85% and 4.25%, including the applicable margin.

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

LBI Media’s senior credit facilities contain customary restrictive covenants that, among other things, limit its ability to incur additional indebtedness and liens in connection therewith and pay dividends. Under the senior revolving credit facility, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement). As of June 30, 2010, LBI Media was in compliance with all such covenants.

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

The indenture governing these notes contains restrictive covenants that limit, among other things, LBI Media’s and its subsidiaries’ ability to incur additional indebtedness, issue certain kinds of equity, and make particular kinds of investments. The indenture governing LBI Media’s 8 1 /2% senior subordinated notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 8 1 /2% senior subordinated notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 8 1 /2% senior subordinated notes. As of June 30, 2010, LBI Media was in compliance with all such covenants.

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

The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. As of June 30, 2010, we were in compliance with all such covenants. Our senior discount notes are structurally subordinated to LBI Media’s senior credit facilities and LBI Media’s 8 1 /2% senior subordinated notes.

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

The following table summarizes our various levels of indebtedness at June 30, 2010.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate (per annum)
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$50.3 million (1)	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (2.4% weighted average rate at June 30, 2010)

LBI Media, Inc.	Senior secured term loan credit facility	$115.1 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (1.9% weighted average rate at June 30, 2010)

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate (per annum)
LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million (2)	October 15, 2013	11%

Empire Burbank Studios LLC	Mortgage note	$1.8 million	July 1, 2019	5.52%

(1)	Since June 30, 2010, LBI Media has borrowed, net of repayments, approximately $5.9 million under its senior secured revolving credit facility.
(2)	In 2008 and 2009, we purchased approximately $22.0 million and $1.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount outstanding and due to third party noteholders was $45.4 million as of June 30, 2010.

Cash Flows. Cash and cash equivalents were $0.5 million and $0.2 million at June 30, 2010 and December 31, 2009, respectively.

Net cash used in operating activities was $4.3 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively. The increase in our net cash used in operating activities primarily reflects lower operating income, as well as higher program rights payments and increases in accounts receivable.

Net cash used in investing activities was $11.4 million and $6.3 million for the six months ended June 30, 2010 and 2009, respectively. The increase was primarily attributable to the consummation of the asset acquisitions of television stations WASA-LP in New York and KETD-TV (formerly KWHD-TV) in Denver, Colorado. These increases were partially offset by (1) a $3.5 million reduction in capital expenditures, primarily reflecting completion on construction of our new corporate office and broadcast facility in Dallas, Texas in November 2009 and (2) $1.7 million in net cash proceeds relating to the assignment of a certain radio station asset purchase agreement. (See “—Acquisitions”)

Net cash provided by financing activities was $16.0 million and $7.9 million for the six months ended June 30, 2010 and 2009, respectively. The change reflects a $7.6 million increase in net borrowings under LBI Media’s senior revolving credit facility, primarily reflecting additional borrowings to fund the asset acquisitions of WASA-LP and KETD-TV, as discussed above.

Contractual Obligations. We had no material changes in commitments for long-term debt obligations or operating lease obligations as of June 30, 2010, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2009. We anticipate that funds generated from operations and funds available under LBI Media’s senior revolving credit facility will be sufficient to meet our working capital and capital expenditure needs in the foreseeable future.

Expected Use of Cash Flows. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. We also expect to use cash to fund the purchase prices of the selected assets of television station W40BY serving the Chicago, Illinois market within the next twelve months, primarily through borrowings under LBI Media’s senior revolving credit facility.

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

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income or loss less discontinued operations, net of income taxes, plus income tax expense or benefit, gain or loss on sale and/or disposal of property and equipment, net interest expense, interest rate swap expense or income, impairment of broadcast licenses and long-lived assets, depreciation, stock-based compensation expense and other non-cash gains and losses.

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

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•

it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as discontinued operations, depreciation, loss on disposal of property and equipment, and impairment of broadcast licenses and long-lived assets. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that by eliminating the effect of discontinued operations and certain non-cash items, Adjusted EBITDA provides a meaningful measure of liquidity;

•

it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of non-cash expense items, such as impairment of broadcast licenses and long-lived assets. By removing discontinued operations and the non-cash items, it allows our investors to better determine whether we will be able to meet our debt obligations as they become due; and

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

There were no significant changes to our critical accounting policies during the three months ended June 30, 2010. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion on our critical accounting policies.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions. There were no significant changes to our quantitative and qualitative disclosures about market risk during the three months ended June 30, 2010. Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Secretary and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on the foregoing, our Chief Executive Officer, President and Secretary and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

The material weakness resulted in accounting errors in the treatment of certain temporary state tax credits and the classification of certain deferred tax accounts relating to the Company’s indefinite-lived intangible assets that were not prevented or detected on a timely basis. As a result, (a) our board of director’s concluded that our previously issued consolidated financial statements for (i) the fiscal years ended December 31, 2008, 2007 and 2006 included in our annual reports on Form 10-K that include those fiscal years, and (ii) the interim periods within the fiscal years ended December 31, 2009, 2008, 2007 and 2006 included in our quarterly reports on Form 10-Q that include those fiscal periods, should not be relied upon and (b) we restated our previously issued consolidated financial statements for the fiscal year ended December 31, 2008 and the previously issued consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholder’s equity for the fiscal year ended December 31, 2007 in our 2009 Annual Report on Form 10-K and the previously issued condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months ended June 30, 2009 in this Quarterly Report on Form 10-Q.

As a result of the material weakness described above, our management has concluded that, as of June 30, 2010, our internal control over financial reporting was not effective.

As of June 30, 2010, we have begun, but have not completely remediated, the material weakness in our internal control over financial reporting with respect to our processes to accurately report our income tax provision as discussed above. Since the material weakness has been identified, we have undertaken an evaluation of our available resources and personnel deployed for accounting for income taxes, and are in the process of identifying necessary changes to our processes and addition of personnel as required. Other than as described in this Item 4, there have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Our dispute with Broadcast Music, Inc. (“BMI”) relating to royalties is ongoing. No material developments in these proceedings occurred during the three months ended June 30, 2010. For more information on these proceedings, see “Item 1. Legal Proceedings” in our Annual Report on Form 10-K for the twelve month period ended December 31, 2009.

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

Date: August 13, 2010