Form 10-Q
period 2010-09-30
LBI MEDIA HOLDINGS INC
filed 2010-11-15
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$194	$178
Accounts receivable (less allowances for doubtful accounts of $3,442 as of September 30, 2010 and $3,168 as of December 31, 2009)	22,709	18,745
Current portion of program rights, net	595	507
Amounts due from related parties	551	387
Current portion of employee advances	252	241
Prepaid expenses and other current assets	1,301	1,262
Assets held for sale	—	1,403

Total current assets	25,602	22,723
Property and equipment, net	89,134	91,989
Broadcast licenses, net	165,404	161,660
Deferred financing costs, net	5,342	6,413
Notes receivable from related parties	3,033	3,024
Employee advances, excluding current portion	1,643	1,529
Program rights, excluding current portion	9,605	6,734
Other assets	4,657	4,772

Total assets	$304,420	$298,844

Liabilities and stockholder’s deficiency
Current liabilities:
Cash overdraft	$855	$494
Accounts payable	3,219	2,874
Accrued liabilities	8,031	5,535
Accrued interest	5,864	9,664
Current portion of long-term debt	1,362	1,355

Total current liabilities	19,331	19,922
Long-term debt, excluding current portion	439,271	420,869
Fair value of interest rate swap	3,896	5,234
Deferred income taxes	19,727	18,482
Other liabilities	2,494	1,579

Total liabilities	484,719	466,086

Commitments and contingencies

Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares — 1,000	—	—
Issued and outstanding shares — 100
Additional paid-in capital	62,987	62,977
Accumulated deficit	(243,286)	(230,219)

Total stockholder’s deficiency	(180,299)	(167,242)

Total liabilities and stockholder’s deficiency	$304,420	$298,844

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(As Restated – see Note 1)		(As Restated – see Note 1)
Net revenues	$30,720	$27,520	$85,022	$77,062
Operating expenses:
Program and technical, exclusive of depreciation shown below	9,663	5,914	27,322	16,130
Promotional, exclusive of depreciation shown below	945	878	2,038	2,139
Selling, general and administrative, exclusive of depreciation shown below	10,406	10,084	30,757	30,522
Depreciation	2,548	2,441	7,506	7,259
Loss on sale and disposal of property and equipment	88	—	63	941
Impairment of broadcast licenses and long-lived assets	5,450	75,077	7,222	126,543
Gain on assignment of asset purchase agreement	—	—	(1,599)	—

Total operating expenses	29,100	94,394	73,309	183,534

Operating income (loss)	1,620	(66,874)	11,713	(106,472)
Interest expense, net of amounts capitalized	(8,335)	(8,457)	(24,896)	(25,159)
Interest rate swap income	481	234	1,338	1,591
Gain on note purchases	302	—	302	520
Equity in losses of equity method investment	—	(40)	—	(103)
Interest and other income	32	44	52	89

Loss before (provision for) benefit from income taxes and discontinued operations	(5,900)	(75,093)	(11,491)	(129,534)
(Provision for) benefit from income taxes	(426)	3,272	(1,576)	17,607

Loss from continuing operations	(6,326)	(71,821)	(13,067)	(111,927)
Income from discontinued operations, net of income tax benefit of $0, $77, $0 and $20	—	132	—	708

Net loss	$(6,326)	$(71,689)	$(13,067)	$(111,219)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2010	2009
		(As Restated – see Note 1)
Operating activities
Net loss	$(13,067)	$(111,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,506	7,312
Impairment of broadcast licenses and long-lived assets	7,222	126,817
Loss on sale and disposal of property and equipment	63	941
Equity in losses of equity method investment	—	103
Stock-based compensation	19	21
Gain on note purchases	(302)	(520)
Gain on assignment of asset purchase agreement	(1,599)	—
Amortization of deferred financing costs	1,071	1,098
Amortization of discount on subordinated notes	223	204
Amortization of program rights	8,605	2,107
Interest rate swap income	(1,338)	(1,591)
Provision for doubtful accounts	1,556	1,660
Changes in operating assets and liabilities:
Cash overdraft	361	(395)
Accounts receivable	(5,084)	(3,904)
Program rights	(11,564)	(6,238)
Amounts due from related parties	(4)	(20)
Prepaid expenses and other current assets	(39)	235
Employee advances	(125)	(14)
Accounts payable	(89)	(1,271)
Accrued liabilities	2,500	2,676
Accrued interest	(3,800)	(3,437)
Deferred income taxes	1,245	(17,328)
Other assets and liabilities	697	(159)

Net cash used in operating activities	(5,943)	(2,922)

Investing activities
Purchases of property and equipment	(2,861)	(8,322)
Deposits on purchases of property and equipment	(207)	(229)
Insurance proceeds related to previously disposed property and equipment	215	—
Net proceeds from the sale of property and equipment	860	—
Acquisition of (and upgrades to) broadcast licenses	(10,343)	(3)
Acquisition of other television station assets	(2,130)	—
Deposits on acquisition of television station assets	(62)	—
Return of previously deposited escrow funds	375	—
Gross proceeds from the assignment of asset purchase agreement (see Note 9)	5,900	—
Payment pursuant to relocation and purchase agreement relating to assignment of asset purchase agreement (see Note 9)	(4,150)	—
Notes receivable issued to related parties	(160)	(125)
Repayments on notes receivable	43	6

Net cash used in investing activities	(12,520)	(8,673)

Financing activities
Proceeds from bank borrowings	55,401	43,700
Payments on bank borrowings	(33,665)	(30,859)
Purchase of senior discount notes	(3,248)	(480)
Distributions to parent	(9)	(107)

Net cash provided by financing activities	18,479	12,254

Net increase in cash and cash equivalents	16	659
Cash and cash equivalents at beginning of period	178	450

Cash and cash equivalents at end of period	$194	$1,109

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable and accrued liabilities:
Purchases of property and equipment	$(430)	$458
Issuance of seller-financed note receivable	$(1,212)	$—
Cash paid during the period for:
Interest (net of amounts capitalized of $0 and $103, respectively)	$27,341	$27,231
Income taxes	$225	$266

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

In 2009, the Company began entering into affiliation agreements with certain television stations to broadcast its EstrellaTV network programming on their primary or digital multicast channels. Currently, this affiliate network consists of twenty-eight television stations in various states serving specific market areas, including seven in Texas, seven in California, four in Florida, two each in Nevada and Arizona, and one each in Kansas, Nebraska, New Mexico, New York, North Carolina, Oklahoma and Oregon.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restatement

Subsequent to the issuance of its condensed consolidated financial statements as of September 30, 2009, and for the three and nine month periods then ended, the Company identified accounting errors relating to the classification and valuation of certain deferred tax accounts relating to the Company’s indefinite-lived intangible assets. The impact of these errors on the Company’s condensed consolidated financial statements, including its condensed consolidated statements of cash flows, was a reduction in income tax expense (increase in income tax benefit) of $6.7 million and $5.6 million for the three and nine months ended September 30, 2009, respectively.

The following tables set forth the financial impacts of the restatement on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and on its condensed consolidated statement of cash flows for the nine months ended September 30, 2009. The discontinued operations reclassification relates to an adjustment to the portion of the income tax provision related to the discontinued operations of radio station KSEV-AM, which was sold in December 2009. The operating results of this station have been reclassified and are included in discontinued operations in the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2009.

Condensed Consolidated Statement of Operations for the three months ended September 30, 2009

	As Previously Reported	Discontinued Operations Reclassification	Adjustment	As Restated
(Provision for) benefit from income taxes	$(3,310)	$(77)	$6,659	$3,272
Loss from continuing operations*	(78,403)	(77)	6,659	(71,821)
Net loss	(78,348)	—	6,659	(71,689)

*	The as previously reported loss from continuing operations balance for the three months ended September 30, 2009 was previously reported in the amount of $75,403 due to a typographical error. The amount included in the table above of $78,403 reflects the correction of this typographical error.

Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009

	As Previously Reported	Discontinued Operations Reclassification	Adjustment	As Restated
Benefit from income taxes	$12,034	$(20)	$5,593	$17,607
Loss from continuing operations	(117,500)	(20)	5,593	(111,927)
Net loss	(116,812)	—	5,593	(111,219)

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009

	As Previously Reported	Discontinued Operations Reclassification	Adjustment	As Restated
Operating activities:
Net loss	$(116,812)	$—	$5,593	$(111,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(11,735)	—	(5,593)	(17,328)

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

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets and liabilities that can be assessed at a measurement date.
Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2010 and December 31, 2009, respectively, the fair values of the Company’s financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of September 30, 2010
Liabilities subject to fair value measurement:
Interest rate swap (a)	$3,896	$—	$3,896	$—

Total	$3,896	$—	$3,896	$—

As of December 31, 2009
Liabilities subject to fair value measurement:
Interest rate swap (a)	$5,234	$—	$5,234	$—

Total	$5,234	$—	$5,234	$—

(a)	Based on London Interbank Offered Rate (“LIBOR”). See “Long-Term Debt” in Note 8.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2010 and 2009, each major category of assets measured at fair value on a non-recurring basis during the period is categorized as follows:

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
		(In thousands)
For the nine months ended September 30, 2010
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$23,309	$—	$—	$23,309	$(6,429)
Long-lived assets	2,910	—	—	2,910	(793)

Total	$26,219	$—	$—	$26,219	$(7,222)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
		(In thousands)
For the nine months ended September 30, 2009
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$161,659	$—	$—	$161,659	$(126,543)
Broadcast licenses held for sale	3,870	—	—	3,870	(274)

Total	$165,529	$—	$—	$165,529	$(126,817)

Pursuant to ASC 350-30 “General Intangibles Other Than Goodwill” (“ASC 350-30”) and ASC 360 “Property, Plant and Equipment”, and in connection with an interim impairment test performed for certain asset values as of June 30, 2010, and its annual impairment test performed as of September 30, 2010, the Company recorded impairment charges of $5.5 million and $7.2 million in impairment charges for the three and nine months ended September 30, 2010, respectively, to write down the carrying value of several of its radio and television broadcast licenses and certain other related long-lived assets to their estimated fair values. During the nine months ended September 30, 2009, and in connection with an interim impairment test performed for certain asset values as of March 31, 2009, and its annual impairment test performed as of September 30, 2009, the carrying values for several of the Company’s radio and television broadcasting licenses were written down to their estimated fair values, resulting in a total impairment charges of approximately $75.1 million and $126.5 million for the three and nine months ended September 30, 2009, respectively (excluding $0.3 million in impairment charges relating to radio station KSEV-AM for the three and nine months ended September 30, 2009, which is included in discontinued operations in the accompanying condensed consolidated statements of operations). The fair values were estimated utilizing Level 3 inputs. A description of the Level 3 inputs and the information used to develop the inputs is discussed below in Note 4.

The fair value of the Company’s financial instruments included in current assets and current liabilities (such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and other similar items) approximate fair value due to the short-term nature of such instruments.

•	The fair values of LBI Media’s 2007 Senior Subordinated Notes and LBI Media Holdings’ Senior Discount Notes (see Note 8) were determined using quoted market prices.

•

The Company’s other long-term debt has variable interest rates, or rates that the Company believes approximate current market rates, and accordingly, the fair value of those instruments approximates the carrying amounts.

	September 30, 2010		December 31, 2009
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
8.5% Senior Subordinated Notes due 2017	$193.1	$225.9	$189.9	$225.6
11% Senior Discount Notes due 2013	38.1	41.8	33.6	45.4
Senior credit facility and mortgage notes payable	172.9	172.9	151.2	151.2

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Broadcast Licenses and Long-Lived Assets

Broadcast Licenses

The Company’s indefinite-lived assets consist of its FCC broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.5 million at September 30, 2010 and December 31, 2009.

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

During the three months ended September 30, 2010, the Company completed its annual impairment review and concluded that certain of its broadcast licenses were impaired. As such, the Company recorded a non-cash impairment loss of approximately $5.5 million to reduce the net book value of these broadcast licenses to their estimated fair market values. During the three months ended September 30, 2009, the Company recorded a non-cash impairment loss of $75.1 million resulting from its 2009 annual impairment review. The impairment charges resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the general broadcasting industry, higher discount rates and a decline in cash flow multiples for recent station sales.

Below are key assumptions used in the income approach model for estimating asset fair values for the impairment testing performed as of September 30, 2010 and 2009. Ranges are included because the Company evaluates each station on an individual basis (or cluster basis for simulcast stations) for impairment and the ranges reflect the range of assumptions for the stations included in the categories below.

Radio Broadcasting Licenses	September 30, 2010	September 30, 2009
Discount Rate	12.5%	12.7%
First-year Market Growth Rate Range	1.0% - 3.0%	(17.6)% - (24.0)%
Out-year Market Growth Rate Range	3.0% - 3.7%	0.8% - 2.0%
Market Share Range (1)	0.2% - 11.3%	0.2% - 11.8%
Operating Profit Margin Range (1)	(2.6)% - 32.0%	(4.3)% - 32.9%

Television Broadcasting Licenses	September 30, 2010	September 30, 2009
Discount Rate	12.5%	12.6%
First-year Market Growth Rate Range	(8.7)% - (3.0)%	(17.0)% - (22.0)%
Out-year Market Growth Rate Range	1.8% - 2.3%	1.4% - 2.4%
Market Share Range (1)	0.9% - 2.3%	0.2% - 2.5%
Operating Profit Margin Range (1)	12.4% - 30.1%	9.8% - 31.3%

(1)	Excludes first full year of operations.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company performed an interim review of the fair market value of one of its television broadcast licenses as of June 30, 2010 as a result of impairment indicators the Company noted for one of its recently acquired stations. As a result, the Company recorded a $1.0 million impairment charge to write down the carrying value of this broadcast license to its estimated fair value. Below are key assumptions used in the income approach model for estimated fair values for the impairment testing performed as of June 30, 2010.

Television Broadcast License	June 30, 2010
Discount Rate	12.3%
2010 Market Growth Rate	8.5%
Out-year Market Growth Rate	2.5%
Market Share Range (1)	0.7% - 1.3%
Operating Profit Margin Range (1)	(0.8)% - 30.4%

(1)	Excludes first full year of operations.

As a result of the continued slowdown in the U.S. advertising market, that resulted in further revenue declines beyond levels assumed in the Company’s 2008 annual and year end impairment testing, the Company conducted an additional review of the fair value for some of its broadcast licenses as of March 31, 2009. Based on this evaluation, the Company determined that several of its radio and television broadcast licenses were impaired and recorded an impairment charge of approximately $51.5 million during the three months ended March 31, 2009 to reduce the net book value of these broadcast licenses to their estimated fair market values. The impairment charge resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the broadcasting industry, increased discount rates and a decline in cash flow multiples for recent station sales. Below are key assumptions used in the income approach model for estimating asset fair values for the impairment testing performed as of March 31, 2009.

Radio Broadcasting Licenses	March 31, 2009
Discount Rate	12.1%
2009 Market Growth Rate Range	(10.0)% - (15.0)%
Out-year Market Growth Rate Range	0.4% - 2.2%
Market Share Range (1)	0.1% - 11.8%
Operating Profit Margin Range (1)	(8.2)% - 36.5%

Television Broadcasting Licenses	March 31, 2009
Discount Rate	11.9%
2009 Market Growth Rate Range	(8.5)% - (15.0)%
Out-year Market Growth Rate Range	0.6% - 1.8%
Market Share Range (1)	0.2% - 2.6%
Operating Profit Margin Range (1)	8.5% - 32.2%

(1)	Excludes first full year of operations.

Long-Lived Assets

The Company performed a review of the fair market value of certain long-lived assets in connection with one of its television broadcast stations as of June 30, 2010 as a result of impairment indicators noted by the Company. As a result, the Company recorded a $0.8 million impairment charge to write down the carrying value of these long-lived assets to estimated fair value.

The Company used both the cost and market approaches, as appropriate, in determining the fair value of long-lived assets. The value of the station’s tangible assets was based on each asset’s replacement cost, with a provision for depreciation, where appropriate, the cost of comparable used assets of like age and condition. The Company used current communications industry equipment prices appearing in appropriate manufacturers’ price lists and catalogs, solicited current market data from dealers of used broadcast equipment, and relied upon published used equipment price lists, catalogs, and listings in trade magazines and publications. The fair value of the station’s land was determined based on comparable land sales data. The fair value estimates utilized Level 3 inputs.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Program Rights

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. GAAP sets forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. The Company has determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, capitalizes television production costs for certain of its programs, and amortizes those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe have a useful life beyond the initial airing or does not have revenue directly attributed to production are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. Approximately $8.7 million and $5.5 million of program and technical expenses were capitalized as of September 30, 2010 and December 31, 2009, respectively.

The following table sets forth the components of the Company’s unamortized programming costs as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(In thousands)
Original program costs – released	$8,661	$5,077
Original program costs – in production	13	424
Acquired programming rights	1,526	1,740

	$10,200	$7,241

Based on current estimates, the Company expects that its net original programming costs incurred as of September 30, 2010 will amortize as follows (expressed as a percentage of unamortized net original programming costs as of September 30, 2010):

Remainder of 2010	23%
2011	51%
2012	18%
2013 and thereafter	8%

100%

Television program rights acquired by the Company from third-party vendors are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the next year and program rights payable due within one year are classified as current assets and current liabilities, respectively. The acquired programming rights will be amortized through 2014.

6. Discontinued Operations

In December 2009, two of LBI Media Holdings’ indirect, wholly owned subsidiaries consummated the sale of radio station KSEV-AM, in the Houston, Texas market, to Patrick Broadcasting, LP, for a total aggregate cash purchase price of $6.5 million (excluding adjustments). Accordingly, the accompanying condensed consolidated financial statements reflect the operating results of radio station KSEV-AM as discontinued operations for the three and nine months ended September 30, 2009.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information in the accompanying condensed consolidated statements of operations for the discontinued KSEV-AM radio operations is as follows (in thousands):

	Three Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2009
Net revenues	$359	$1,045
Expenses	(304)	(357)

Income before income taxes	55	688
Income tax benefit	77	20

Income from discontinued operations, net of income taxes	$132	$708

7. Assets Held for Sale

In November 2009, the Company completed construction of its new corporate office building and studio facility in Dallas, Texas. At the same time, the Company moved its entire Dallas operations from its former location to the new building. As of December 31, 2009, the Company had engaged a real estate agent to sell the former operating facility and during the nine months ended September 30, 2010, the Company consummated the sale. This facility was classified as assets held for sale as of December 31, 2009, in the accompanying condensed consolidated balance sheets.

The Company’s former operating facility was sold for approximately $2.4 million, consisting of $1.0 million in gross cash proceeds ($0.8 million in net proceeds) and a $1.4 million note receivable. Such note bears interest at 6.0% per annum and is due in monthly payments of approximately $10,000 through its maturity in July 2018. As the note will not have fully amortized as of the maturity date, the buyer will be required to make an additional balloon payment of approximately $1.0 million on July 1, 2018. The note is secured by a deed of trust on the property. Based on its evaluation of market credit conditions, the Company determined that the stated interest rate in the note receivable was less than the corresponding market rate. As such, the Company recorded the note receivable at its estimated fair value, which was approximately $1.2 million as of the date of the sale and September 30, 2010. Such note receivable is included in other assets in the accompanying condensed consolidated balance sheet as of September 30, 2010.

8. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2010	December 31, 2009
	(In thousands)
2006 Revolver due 2012	$56,350	$33,600
2006 Term Loan due 2012	114,800	115,700
2007 Senior Subordinated Notes due 2017	225,857	225,633
Senior Discount Notes due 2013	41,833	45,383
2004 Empire Note due 2019	1,793	1,908

	440,633	422,224
Less current portion	(1,362)	(1,355)

	$439,271	$420,869

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

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the original principal amount of the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for the $10.0 million increase in the principal amount of the 2006 Term Loan ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Revolver and 2006 Term Loan bore interest at rates between 1.76% and 4.25%, including the applicable margin, as of September 30, 2010.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on LBI Media’s ability to pay dividends. Under the 2006 Revolver, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement). As of September 30, 2010, LBI Media was in compliance with all such covenants.

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

The indenture governing the 2007 Senior Subordinated Notes limits, among other things, LBI Media’s ability to borrow under the 2006 Senior Credit Facilities and pay dividends. LBI Media could borrow up to an aggregate of $260.0 million under the 2006 Senior Credit Facilities (subject to certain reductions under certain circumstances) without having to comply with specified leverage ratios contained in the indenture, but any amount over $260.0 million (subject to certain reductions under certain circumstances) would be subject to LBI Media’s compliance with a specified leverage ratio (as defined in the indenture governing the 2007 Senior Subordinated Notes). As of September 30, 2010, LBI Media was in compliance with all such covenants.

The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below)

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Senior Discount Notes due 2013

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The Senior Discount Notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest did not accrue and was not payable on the notes prior to October 15, 2008 and instead the value of the Senior Discount Notes had been increased each period until it equaled $68.4 million on October 15, 2008; such accretion was recorded as additional interest expense by LBI Media Holdings. After October 15, 2008, cash interest began to accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15. The Senior Discount Notes mature on October 15, 2013.

In 2008, LBI Media Holdings purchased approximately $22.0 million aggregate principal amount of its Senior Discount Notes in various open market transactions at a weighted average purchase price of 43.321% of the principal amount. The total consideration paid (including accrued interest) was approximately $9.9 million. In 2009, LBI Media Holdings purchased an additional $1.0 million aggregate principal of its Senior Discount Notes on the open market at a purchase price of 48.0% of the principal amount. During the three months ended September 30, 2010, LBI Media Holdings purchased an additional $3.6 million aggregate principal of its Senior Discount Notes on the open market at a purchase price of 91.5% of the principal amount. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of September 30, 2010, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the 2007 Senior Subordinated Notes.

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

Scheduled Debt Repayments

As of September 30, 2010, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

(in thousands)
Remainder of 2010	$340
2011	1,364
2012	169,824
2013	42,016
2014	194
Thereafter	226,895

$440,633

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

The Company accounts for its interest rate swap in accordance with ASC 815, “Derivatives and Hedging”. As noted above, the effect of the interest rate swap is to fix the interest rate at 7.56% on the Company’s variable rate borrowings (including the applicable margin). However, changes in the fair value of the interest rate swap for each reporting period have been recorded in interest rate swap income in the accompanying condensed consolidated statements of operations because the interest rate swap does not qualify for hedge accounting.

The fair value of the interest rate swap agreement at each balance sheet date was as follows (in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	September 30, 2010	December 31, 2009
Interest rate swap agreement	Other long-term liabilities	$3.9	$5.2

The following table presents the effect of the interest rate swap agreement on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, respectively (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain	Three Months Ended Sept 30, 2010	Three Months Ended Sept 30, 2009	Nine Months Ended Sept 30, 2010	Nine Months Ended Sept 30, 2009
Interest rate swap agreement	Interest rate swap income	$0.5	$0.2	$1.3	$1.6

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

9. Acquisitions

KETD-TV. In June 2010, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC (“KRCA TV”) and KRCA License LLC (“KRCA License”), consummated the acquisition of selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from LeSEA Broadcasting Corporation, pursuant to an asset purchase agreement entered into by the parties in January 2010. Subsequent to the purchase, the Company changed the call letters of the acquired station to KETD-TV. The total purchase price of approximately $6.5 million was paid primarily through borrowings under LBI Media’s senior revolving

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities and (iii) broadcast and other studio equipment used to operate the station. The Company allocated the purchase price as follows:

(in thousands)
Broadcast licenses	$3,572
Property and equipment	2,910
Other assets	18

$6,500

WASA-LP. In February 2010, KRCA TV and KRCA License, as buyers, consummated the acquisition of selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from Venture Technologies, Group, LLC, pursuant to an asset purchase agreement entered into by the parties in November 2008. The total purchase price of approximately $6.0 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. The selected assets primarily included licenses and permits authorized by the FCC for or in connection with the operation of the station. The Company allocated the entire purchase price to broadcast licenses.

W40BY. In February 2010, KRCA TV and KRCA License, as buyers, entered into an asset purchase agreement with Trinity Broadcasting Network, as seller, pursuant to which the buyers have agreed to acquire selected assets of low-power television station W40BY, licensed to Palatine, Illinois, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be approximately $1.3 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Such escrow amount is included in other assets in the accompanying condensed consolidated balance sheet as of September 30, 2010. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. The Company expects to close this acquisition in the fourth quarter of 2010.

KVIB-FM. In September 2008, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC (“LBI California”) and LBI Radio License LLC (“LBI Radio”), as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers (collectively, “Sun City”), pursuant to which the buyers had agreed to acquire certain assets of radio station KVIB-FM, licensed to Phoenix, Arizona, from the sellers. Those assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was to be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million had been deposited into escrow as of December 31, 2009. In December 2008, the Company submitted a formal notice to Sun City to terminate the asset purchase agreement as a result of a material adverse event that the Company believes had occurred since entering into the asset purchase agreement. In January 2010, the Company entered into a settlement agreement and release with Sun City, whereby the Company agreed to allow Sun City to retain 50% of the escrow funds, and therefore Sun City received $0.4 million of the $0.8 million of the escrow amount initially deposited and the remainder was returned to the Company.

KDES-FM. In November 2007, LBI California and LBI Radio, as buyers, entered into an asset purchase agreement with R&R Radio Corporation (“R&R Radio”), as seller, pursuant to which the buyers had agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. As discussed below, the Company did not complete the purchase of selected assets of KDES-FM and instead assigned the rights to the agreement to a third party who subsequently purchased the selected assets of such radio station in February 2010. In accordance with certain provisions of ASC 805 “Business Combinations”, which became effective on January 1, 2009, the Company wrote-off approximately $0.2 million in pre-acquisition costs related to this proposed acquisition. Such amount is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009.

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

In February 2010, the purchase of KDES-FM was consummated and the Company received $5.9 million from LC Media, in accordance with the assignment and assumption agreement. The Company, in turn, paid $4.2 million to Spectrum Scan pursuant to the amendment to the amendment to the agreement relating to the relocation and purchase of KDES-FM. As such, during the three months ended March 31, 2010, the Company realized a pre-tax gain on this transaction of approximately $1.6 million, which represents the net effect of the cash payments described above, reduced by the book value of certain transmission equipment that was sold to LC Media in connection with the assumption and assignment agreement. Such gain is included in gain on assignment of asset purchase agreement in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2010.

10. Commitments and Contingencies

Ratings Services

In September 2009, the Company entered into a four-year contract with Nielsen Media Research (“Nielsen”), to provide local market television programming ratings services for the Company’s EstrellaTV network. The aggregate payments remaining under the agreement, at September 30, 2010, was approximately $14.8 million and will be paid through August 2013. However, the Company may terminate the agreement at the end of any calendar month on or prior to August 31, 2011, provided that such notice is submitted 90 days in advance and is accompanied by an early termination fee of $1.0 million.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Based on the affiliate station’s current sales trends and projections (in addition to the Company’s assertion that the station will not obtain certain cable carriage in 2010), as of September 30, 2010, the Company had reserved approximately $0.2 million with respect to the guarantee outlined in (1) above. However, no reserve has been recorded related to the potential cash obligation specified in (2) above, based on the affiliate station’s current ratings position and the Company’s ratings estimates for the duration of the year.

Litigation

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) related to disputes over royalties owed to BMI. In October 2009, the Company settled all royalty disputes relating to its television stations as well as royalties owed for periods prior to December 31, 2006 for the Company’s radio stations. The remaining outstanding dispute relates to the Company’s radio stations for the period commencing January 1, 2007, for which the Company has filed an application for a reasonable license under BMI’s antitrust consent decree (the “post-court period”). As of September 30, 2010, the Company had reserved approximately $1.1 million relating to the BMI dispute, of which $0.4 million represents check disbursements it has made to BMI, but remain outstanding as of September 30, 2010. Such reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company believes this reserve, all of which relates to the post-court period, is adequate as of September 30, 2010.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

11. Related Party Transactions

The Company had approximately $3.6 million and $3.4 million due from stockholders of the Parent and from affiliated companies at September 30, 2010 and December 31, 2009, respectively. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and currently mature in December 2010. Although no specific determination has been made, the Company plans to extend these loans to such stockholders beyond their current December 2010 maturity date; therefore, such loans have been classified as long-term assets and are included in notes receivable from related parties in the accompanying condensed consolidated balance sheets.

The Company also had approximately $0.7 million due from one if its executive officers and directors at September 30, 2010 and December 31, 2009, which is included in employee advances, excluding current portion, in the accompanying condensed consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for an advance of $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and currently mature in January 2011.

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

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations. The Company had approximately $0.1 million due from LDL as of September 30, 2010 and December 31, 2009, which is included in amounts due from related parties in the accompanying condensed consolidated balance sheets. Such amounts are payable upon demand.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010, the only option grant under the Plan has been to one of the Company’s executive officers, which was made in December 2008, pursuant to such employee’s employment agreement. The options have a contractual term of ten years from the date of the grant and vest over five years. No new options were granted during the three or nine months ended September 30, 2010 or 2009.

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

The Company accounts for stock-based compensation according to the provisions of ASC 718 “Compensation – Stock Compensation” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options under the Plan based on estimated fair values. Services required under a certain employment agreement pursuant to which the options were granted are rendered to the Company. Accordingly, the Company reflects compensation expense related to the options in its financial statements.

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

The Company calculated the fair value of its December 2008 option award on the date of grant using the Black-Scholes option pricing model. The weighted average grant date fair value using the Black-Scholes option pricing model was approximately $90,000 per share. Unamortized compensation as of September 30, 2010 was approximately $149,000 and will be amortized over the remaining expected term of 5.8 years.

Stock-based compensation expense was approximately $6,000 for the three months ended September 30, 2010 and 2009, and approximately $19,000 and $21,000 for the nine months ended September 30, 2010 and 2009, respectively.

The following is a summary of the Company’s stock options as of September 30, 2010:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at September 30, 2010	2.19	$1,368,083	$—	8.3
Vested and exercisable at September 30, 2010	0.87	$1,368,083	$—	8.3
Vested and expected to vest at September 30, 2010	2.19	$1,368,083	$—	8.3

During the nine months ended September 30, 2010, options to purchase an additional 0.437054 shares of the Parent’s Class A common stock had vested. However, none of these stock options had been exercised and no stock options expired during the nine months ended September 30, 2010. Additionally, there was no intrinsic value for the stock options exercisable at September 30, 2010.

13. Segment Data

ASC 280 “Segment Reporting” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations. Management uses operating income or loss before stock-based compensation expense, depreciation, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets as its measure of profitability for purposes of assessing performance and allocating resources.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net revenues:
Radio operations	$16,392	$16,465	$44,667	$44,982
Television operations	14,328	11,055	40,355	32,080

Consolidated net revenues	30,720	27,520	85,022	77,062

Operating expenses, excluding stock-based compensation expense, depreciation, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:
Radio operations	8,829	8,758	23,679	25,411
Television operations	12,179	8,112	34,820	23,359

Consolidated operating expenses, excluding stock-based compensation expense, depreciation, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:	21,008	16,870	58,499	48,770

Operating income before stock-based compensation expense, depreciation, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:
Radio operations	7,563	7,704	20,988	19,561
Television operations	2,149	2,946	5,535	8,731

Consolidated operating income before stock-based compensation expense, depreciation, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets	9,712	10,650	26,523	28,292

Stock-based compensation expense:
Corporate	6	6	19	21

Consolidated stock-based compensation expense	6	6	19	21

Depreciation expense:
Radio operations	1,343	1,203	4,022	3,600
Television operations	1,205	1,238	3,484	3,659

Consolidated depreciation expense	2,548	2,441	7,506	7,259

Loss on sale and disposal of property and equipment:
Radio operations	70	—	70	32
Television operations	18	—	(7)	909

Consolidated loss on sale and disposal of property and equipment	88	—	63	941

Impairment of broadcast licenses and long-lived assets:
Radio operations	39	47,154	39	79,040
Television operations	5,411	27,923	7,183	47,503

Consolidated impairment of broadcast licenses and long-lived assets	5,450	75,077	7,222	126,543

Operating income (loss):
Radio operations	6,111	(40,653)	16,857	(63,111)
Television operations	(4,485)	(26,215)	(5,125)	(43,340)
Corporate	(6)	(6)	(19)	(21)

Consolidated operating income (loss)	$1,620	$(66,874)	$11,713	$(106,472)

Reconciliation of operating income before stock-based compensation expense, depreciation, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets to loss before (provision for) benefit from income taxes and discontinued operations:

Operating income before stock-based compensation expense, depreciation, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets	$9,712	$10,650	$26,523	$28,292
Stock-based compensation expense	(6)	(6)	(19)	(21)
Depreciation	(2,548)	(2,441)	(7,506)	(7,259)
Loss on sale and disposal of property and equipment	(88)	—	(63)	(941)
Impairment of broadcast licenses and long-lived assets	(5,450)	(75,077)	(7,222)	(126,543)
Gain on note purchase	302	—	302	520
Equity in losses of equity method investment	—	(40)	—	(103)
Interest expense, net of amounts capitalized	(8,335)	(8,457)	(24,896)	(25,159)
Interest rate swap income	481	234	1,338	1,591
Interest and other income	32	44	52	89

Loss before (provision for) benefit from income taxes and discontinued operations	$(5,900)	$(75,093)	$(11,491)	$(129,534)

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

There was no activity in the Company’s unrecognized tax benefits (“UTB”) during the three or nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company recognized approximately $342,000 of UTB due to the expiration of the statute of limitations and, accordingly, the effective tax rate was reduced. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years prior to 2005 and 2004, respectively. Notwithstanding the adjustments discussed above, the Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns. Additionally, the Company believes that its accruals for tax liabilities are adequate for all years open to income tax examinations based on an assessment of many factors including past experience, past examinations by taxing authorities and interpretations of tax law applied to the facts of each matter.

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

Condensed Balance Sheet Information:

(In thousands)

	As of
	September 30, 2010	December 31, 2009
Assets
Deferred financing costs, net	$400	$500
Amounts due from subsidiary	—	1,956
Other assets	28	25
Total assets	$428	$2,481

Liabilities and stockholder’s deficiency
Accrued interest	$2,122	$1,054
Interest due to subsidiary	924	412
Long term debt	41,833	45,383
Notes payable to subsidiary	21,190	17,427
Amounts due to subsidiary	177	—
Losses in excess of investment in subsidiary	114,481	105,447
Total liabilities	180,727	169,723

Stockholder’s deficiency:
Common stock	—	—
Additional paid-in capital	62,987	62,977
Accumulated deficit	(243,286)	(230,219)
Total stockholder’s deficiency	(180,299)	(167,242)
Total liabilities and stockholder’s deficiency	$428	$2,481

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Operations Information:

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(As Restated)		(As Restated)
Income:
Equity in losses of subsidiary	$(5,211)	$(70,289)	$(9,034)	$(107,517)
Gain on note purchases	302	—	302	520
Expenses:
Interest expense	(1,417)	(1,400)	(4,335)	(4,222)

Net loss	$(6,326)	$(71,689)	$(13,067)	$(111,219)

Condensed Statement of Cash Flows Information:

(In thousands)

	Nine Months Ended September 30,
	2010	2009
		(As Restated)
Cash flows used in operating activities:
Net loss	$(13,067)	$(111,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of subsidiary	9,034	107,517
Gain on note purchases	(302)	(520)
Amortization of deferred financing costs	100	148
Other assets and liabilities, net	1,586	101
Distributions from subsidiary	9	107

Net cash used in operating activities	(2,640)	(3,866)
Cash flows provided by financing activities:
Amounts due from subsidiary	2,134	689
Loans from subsidiary	3,763	3,764
Purchase of senior discount notes	(3,248)	(480)
Distributions to parent	(9)	(107)

Net cash provided by financing activities	2,640	3,866
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As more fully described in Note 1, the Company has restated its condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and its condensed consolidated statement of cash flows for the nine months ended September 30, 2009, to correct accounting errors relating to the classification and valuation of certain deferred tax accounts relating to the Company’s indefinite-lived intangible assets.

The Company also restated the parent only statement of cash flows for the nine months ended September 30, 2009 to reflect amounts due from subsidiary as a cash flow from financing activities instead of a cash flow from operating activities. The Company originally included $689,000 in other assets and liabilities, net, which is now reflected in amounts due from subsidiary for the nine months ended September 30, 2009.

The following tables set forth the financial impacts of the restatement on the parent-only statements of operations for the three and nine months ended September 30, 2009 and the parent-only statement of cash flows for the nine months ended September 30, 2009 (in thousands):

Condensed Consolidated Statement of Operations for the three months ended September 30, 2009

	As Previously Reported	Adjustment	As Restated
Equity in losses of subsidiary	$(76,948)	$6,659	$(70,289)
Net loss	(78,348)	6,659	(71,689)

Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009

	As Previously Reported	Adjustment	As Restated
Equity in losses of subsidiary	$(113,110)	$5,593	$(107,517)
Net loss	(116,812)	5,593	(111,219)

Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009

	As Previously Reported	Adjustment	As Restated
Net loss	$(116,812)	$5,593	$(111,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of subsidiary	113,110	(5,593)	107,517

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As discussed in Note 1 to the accompanying condensed consolidated financial statements, we are restating our condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and our condensed consolidated statement of cash flows for the nine months ended September 30, 2009. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports on Form 10-Q.

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

We are also affiliated with twenty-eight television stations in various states serving specific market areas, including seven in Texas, four in Florida, seven in California, two each in Nevada and Arizona and one each in Kansas, Nebraska, New Mexico, New York, North Carolina, Oklahoma and Oregon.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national advertising time on our radio and television stations and the sale of time to brokered or infomercial customers on our radio and television stations. Beginning in the third quarter of 2009, we also began generating advertising sales on our affiliated stations that broadcast our “EstrellaTV” network programming. Upon consummation of our pending television asset acquisition (as described below under “—Acquisitions”), our EstrellaTV network will broadcast in markets covering approximately 77% of U.S. Hispanic television households.

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

Dispositions

In December 2009, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of Houston LLC and Liberman Broadcasting of Houston License LLC, completed the sale of selected assets of radio station KSEV-AM, licensed to Tomball, Texas, to Patrick Broadcasting, LP, pursuant to an asset purchase agreement entered into by the parties in October 2009. Those assets included, among other things, (i) licenses and permits authorized by the Federal Communications Commission, or FCC, for or in connection with the operation of the station, (ii) the antenna and transmission facility, and (iii) broadcast and other studio equipment used to operate the station. The total aggregate sale price of approximately $6.5 million (excluding adjustments) was paid in cash. We used the net proceeds from the sale to repay outstanding borrowings under LBI Media’s senior revolving credit facility. The accompanying condensed consolidated financial statements reflect the operating results of radio station KSEV-AM as discontinued operations for the three and nine months ended September 30, 2009.

Acquisitions

KETD-TV. In June 2010, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, consummated the acquisition of selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from LeSEA Broadcasting Corporation, the seller, pursuant to an asset purchase agreement entered into by the parties in January 2010. The total purchase price of approximately $6.5 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. Subsequent to the purchase, we changed the call letters of the acquired station to KETD-TV. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities and (iii) broadcast and other studio equipment used to operate the station. The purchase of these assets represents the first television station we have owned in the Denver market.

WASA-LP. In February 2010, KRCA Television LLC and KRCA License LLC, consummated the acquisition of selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from Venture Technologies, Group, LLC, the seller, pursuant to an asset purchase agreement entered into by the parties in November 2008. The total purchase price of approximately $6.0 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. The selected assets primarily include licenses and permits authorized by the FCC for or in connection with the operation of the station. The purchase of these assets represents the first television station we have owned in the New York market.

W40BY. In February 2010, KRCA Television LLC and KRCA License LLC entered into an asset purchase agreement with Trinity Broadcasting Network, as seller, pursuant to which we have agreed to acquire selected assets of low-power television station W40BY, licensed to Palatine, Illinois, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be approximately $1.3 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Such escrow amount is included in other assets in the accompanying condensed consolidated balance sheet as of September 30, 2010. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. We expect to close this acquisition in the fourth quarter of 2010.

KVIB-FM. In September 2008, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of California LLC and LBI Radio License LLC, as buyers, entered into an asset purchase agreement with Sun City Communications, LLC and Sun City Licenses, LLC, as sellers, or together, Sun City, pursuant to which we agreed to acquire certain assets of radio station KVIB-FM, licensed to Phoenix, Arizona, from Sun City. Those assets were to include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities, (iii) broadcast and other studio equipment used to operate the station, and (iv) contract rights and other intangible assets. The total purchase price was to be approximately $15.0 million in cash, subject to certain adjustments, of which $0.8 million had been deposited into escrow as of December 31, 2009. In December 2008, we submitted a formal notice to Sun City to terminate the asset purchase agreement as a result of a material adverse event that we believe occurred since entering into the agreement. However, in order to avoid significant legal fees, other expenses and management time that would have been devoted to the litigation matter, in January 2010, we entered into a settlement agreement and release with Sun City, whereby we agreed to allow Sun City to retain 50% of the escrow funds. As such, in January 2010, we received approximately $0.4 million of the $0.8 million escrow amount initially deposited. The charge related to the write-off of the remaining $0.4 million that we did not recoup is included in selling, general and administrative expenses in the consolidated financial statements for the year ended December 31, 2009.

KDES-FM. In November 2007, Liberman Broadcasting of California LLC and LBI Radio License LLC, entered into an asset purchase agreement with R&R Radio Corporation, as the seller, pursuant to which we had agreed to acquire selected assets of radio station KDES-FM, located in Palm Springs, California, from the seller. As discussed below, we did not complete the purchase of selected assets of KDES-FM and instead assigned the rights to the agreement to a third party who subsequently purchased the selected assets of such radio station in February 2010. The aggregate purchase price was to be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million had been deposited in escrow. We would have paid $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC, or Spectrum Scan. As a condition to our then pending purchase of the assets from the seller, Liberman Broadcasting of California had entered into an agreement relating to the relocation and purchase of KDES-FM with Spectrum Scan whereby it would have paid $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan was conditioned on the completion of the purchase of the assets from the seller.

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

As consideration for the assignment and assumption agreement and the amendment to the agreement with Spectrum Scan, LC Media agreed to pay, subject to and upon consummation of the purchase of KDES-FM from R&R Radio by LC Media, $5.9 million to us. We, in turn, agreed to pay $4.2 million to Spectrum Scan as described above. In February 2010, the purchase of KDES-FM was consummated by LC Media, and we received $5.9 million from LC Media, and we, in turn, paid $4.2 million to Spectrum Scan in accordance with the amendment described above. As such, in the first quarter of 2010, we realized a pre-tax gain on this transaction of approximately $1.6 million, which represents the net effect of the cash payments described above, reduced by the book value of certain transmission equipment that we sold to LC Media in connection with the assumption and assignment agreement. Such gain is included in gain on assignment of asset purchase agreement in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2010.

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

Under the investor rights agreement, our parent has granted the investors and other holders of Liberman Broadcasting’s common stock the right to require Liberman Broadcasting in certain circumstances to use its best efforts to register the resale of their shares of Liberman Broadcasting’s common stock under the Securities Act of 1933, as amended, or Securities Act. Among other registration rights, Liberman Broadcasting has granted the investors the right to require the registration of the resale of their shares and the listing of our parent’s common stock on an exchange, so long as the holders of a majority of Liberman Broadcasting’s common stock that are held by either Oaktree or Tinicum, or their permitted transferees, request such registration and listing.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net revenues:
Radio	$16,392	$16,465	$44,667	$44,982
Television	14,328	11,055	40,355	32,080

Total	$30,720	$27,520	$85,022	$77,062

Total operating expenses before stock-based compensation expense, impairment of broadcast licenses and long-lived assets, loss on sale and disposal of property and equipment and depreciation:
Radio	$8,829	$8,761	$23,679	$25,421
Television	12,179	8,109	34,820	23,349

Total	$21,008	$16,870	$58,499	$48,770

Stock-based compensation expense:
Corporate	$6	$6	$19	$21

Total	$6	$6	$19	$21

Impairment of broadcast licenses and long-lived assets:
Radio	$39	$47,154	$39	$79,040
Television	5,411	27,923	7,183	47,503

Total	$5,450	$75,077	$7,222	$126,543

Loss on sale and disposal of property and equipment:
Radio	$70	$—	$70	$32
Television	18	—	(7)	909

Total	$88	$—	$63	$941

Depreciation:
Radio	$1,343	$1,203	$4,022	$3,600
Television	1,205	1,238	3,484	3,659

Total	$2,548	$2,441	$7,506	$7,259

Total operating expenses:
Radio	$10,281	$57,118	$27,810	$108,093
Television	18,813	37,270	45,480	75,420
Corporate	6	6	19	21

Total	$29,100	$94,394	$73,309	$183,534

Operating income (loss):
Radio	$6,111	$(40,653)	$16,857	$(63,111)
Television	(4,485)	(26,215)	(5,125)	(43,340)
Corporate	(6)	(6)	(19)	(21)

Total	$1,620	$(66,874)	$11,713	$(106,472)

Adjusted EBITDA (1):
Radio	$7,563	$7,704	$20,988	$19,561
Television	2,149	2,946	5,535	8,731

Total	$9,712	$10,650	$26,523	$28,292

(1)	We define Adjusted EBITDA as net income or loss less discontinued operations, net of income taxes, plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, net interest expense, interest rate swap expense or income, impairment of broadcast licenses and long-lived assets, depreciation, stock-based compensation expense and other non-cash gains and losses. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of discontinued operations, certain non-cash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income or loss and net income or loss. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net cash used in operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net cash used in operating activities	$(1,667)	$(1,925)	$(5,943)	$(2,922)
Add:
Income tax expense (benefit)	426	(3,272)	1,576	(17,607)
Interest expense and other income, net	8,303	8,413	24,844	25,070
Less:
Effect of discontinued operations	—	(424)	—	(1,035)
Amortization of deferred financing costs	(359)	(368)	(1,071)	(1,098)
Gain on assignment of asset purchase agreement	—	—	1,599	—
Amortization of discount on subordinated notes	(76)	(69)	(223)	(204)
Amortization of program rights	(3,107)	(1,093)	(8,605)	(2,107)
Provision for doubtful accounts	(647)	(969)	(1,556)	(1,660)
Changes in operating assets and liabilities:
Accounts receivable	841	1,460	5,084	3,904
Cash overdraft	(168)	—	(361)	395
Program rights	3,648	2,284	11,564	6,238
Amounts due from related parties	1	—	4	20
Prepaid expenses and other current assets	160	(18)	39	(235)
Employee advances	114	7	125	14
Accounts payable	(311)	237	89	1,271
Accrued liabilities	(536)	(661)	(2,500)	(2,676)
Accrued interest	3,796	3,584	3,800	3,437
Deferred income taxes	(382)	3,350	(1,245)	17,328
Other assets and liabilities	(324)	114	(697)	159

Adjusted EBITDA	$9,712	$10,650	$26,523	$28,292

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Net Revenues. Net revenues increased by $3.2 million, or 11.6%, to $30.7 million for the three months ended September 30, 2010, from $27.5 million for the same period in 2009. The change was primarily attributable to increased advertising revenue in our television segment, partially offset by a slight decline in our radio segment.

Net revenues for our radio segment decreased by $0.1 million, or 0.4%, to $16.4 million for the three months ended September 30, 2010, from $16.5 million for the same period in 2009. The decrease was primarily a result of lower advertising revenue in our Southern California market, partially offset by an increase in our Texas market.

Net revenues for our television segment increased by $3.3 million, or 29.6%, to $14.3 million for the three months ended September 30, 2010, from $11.0 million for the same period in 2009. This increase was primarily attributable to increased advertising revenue in our television segment, reflecting incremental revenue from our EstrellaTV television network, as well as growth in our California market.

We currently anticipate full year net revenue to increase in 2010 as compared to 2009 in both our radio and television segments, primarily due to projected improvements in the U.S. national and local economies, which we expect will result in increased advertising time sold and higher advertising rates. We also expect our net revenues to benefit incrementally from the first full year of operations of our EstrellaTV national television network, which we launched in September 2009.

Total operating expenses. Total operating expenses decreased by $65.3 million, or 69.2%, to $29.1 million for the three months ended September 30, 2010, as compared to $94.4 million for the same period in 2009. This decrease was primarily attributable to a $69.6 million decrease in broadcast license and long-lived asset impairment charges. Excluding the impact of the impairment charges, total operating expenses increased by $4.3 million, or 22.4%, to $23.6 million for the three months ended September 30, 2010. This increase was primarily attributable to:

(1)	a $3.7 million increase in program and technical expenses primarily due to (a) an increase in amortization of capitalized costs related to the production of original programming content and (b) incremental costs related to our EstrellaTV network;

(2)	a $0.4 million increase in promotional and selling, general and administrative expenses, primarily due to additional sales personnel and increased commissions associated with the expansion of our EstrellaTV network; and

(3)	a $0.2 million increase in depreciation expense and loss on sale and disposal of property and equipment.

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

Total operating expenses for our radio segment decreased by $46.8 million, or 82.0%, to $10.3 million for the three months ended September 30, 2010, from $57.1 million in the three months ended September 30, 2009. This decrease was primarily attributable to a $47.1 million decrease in broadcast license and long-lived asset impairment charges. Excluding the impact of the impairment charges, total operating expenses increased by $0.3 million, or 2.7%, to $10.2 million for the three months ended September 30, 2010. This increase was primarily attributable to a $0.4 million increase in selling, general and administrative expenses, and a $0.2 million increase in depreciation expense and loss on sale and disposal of property and equipment, partially offset by a $0.3 million decline in program and technical expenses.

Total operating expenses for our television segment decreased by $18.5 million, or 49.5%, to $18.8 million for the three months ended September 30, 2010, from $37.3 million for the same period in 2009. This decrease was primarily attributable to a $22.5 million decrease in broadcast license and long-lived asset impairment charges. Excluding the impact of the impairment charges, total operating expenses increased by $4.0 million, or 43.4%, to $13.4 million for the three months ended September 30, 2010. This increase was primarily the result of a $4.0 million increase in program and technical expenses, primarily due to (a) an increase in amortization of capitalized costs related to the production of original programming content and (b) incremental costs related to our EstrellaTV network.

Interest expense and interest and other income. Interest expense and interest and other income decreased by $0.1 million to $8.3 million for the three months ended September 30, 2010, as compared to $8.4 million for the same period of 2009.

Our interest expense may increase in 2010 if we borrow additional amounts under LBI Media’s senior revolving credit facility to fund operations or acquire additional radio or television station assets, including the pending acquisition of television station W40BY from Trinity Broadcasting Network. See “—Acquisitions.”

Interest rate swap income. Interest rate swap income increased to $0.5 million for the three months ended September 30, 2010 as compared to $0.2 million for the same period of 2009, a change of $0.3 million. Interest rate swap income reflects changes in the fair market value of our interest rate swap during the respective period.

Gain on note purchase. During the three months ended September 30, 2010, we purchased approximately $3.6 million aggregate principal amount of our outstanding 11% senior discount notes at a purchase price of 91.50% of face value in an open market transaction. The purchase resulted in a pre-tax gain of approximately $0.3 million (see “Liquidity and Capital Resources—Senior Discount Notes”). No such purchase occurred during the three months ended September 30, 2009.

Equity in losses of equity method investment. In April 2008, one of our direct, wholly owned subsidiaries purchased a 30% interest in PortalUno, Inc., or PortalUno, a development stage, online search engine for the Hispanic community. Equity in losses of equity method investment of $40,000 for the three months ended September 30, 2009 represents our share of PortalUno’s loss during the period. As of January 2010, our share of PortalUno’s cumulative losses had exceeded the cost basis of our investment in PortalUno, and accordingly, no losses related to this equity method investment were recorded during the three months ended September 30, 2010.

(Provision for) benefit from income taxes. During the three months ended September 30, 2010, we recognized an income tax provision of $0.4 million, as compared to an income tax benefit of $3.3 million for the same period in 2009. The $3.7 million change in our income tax (provision) benefit primarily resulted from changes in deferred tax accounts relating to our broadcast licenses, including the impact of the $69.6 million decrease in impairment charges recorded during the three months ended September 30, 2010, as compared to the same period in 2009.

Discontinued operations, net of income taxes. In December 2009, we completed the sale of radio station KSEV-AM in our Texas market for approximately $6.5 million in cash (excluding adjustments). In accordance with Accounting Standards Codification 360-10 “Discontinued Operations”, or ASC 360-10, we have reported the operating results KSEV-AM in discontinued operations within the accompanying condensed consolidated statements of operations for the three months ended September 30, 2009.

Net loss. We recognized a net loss of $6.3 million for the three months ended September 30, 2010, as compared to a loss of $71.7 million for the same period of 2009, a decrease in net loss of $65.4 million. This change was primarily attributable to the decrease in broadcast license impairment charges and higher net revenues, partially offset by increases in program and technical and selling, general and administrative expenses and higher income tax expense, as noted above.

Adjusted EBITDA. Adjusted EBITDA decreased by $0.9 million, or 8.8%, to $9.7 million for the three months ended September 30, 2010, as compared to $10.6 million for the same period in 2009. The decrease was primarily the result of the increase in program and technical expenses, partially offset by increased advertising revenues in our television segment, as discussed above.

Adjusted EBITDA for our radio segment decreased by $0.1 million, or 1.8%, to $7.6 million for the three months ended September 30, 2010, as compared to $7.7 million for the same period in 2009. The decrease was primarily the result of the decline in advertising revenues, as discussed above.

Adjusted EBITDA for our television segment decreased by $0.8 million, or 27.1%, to $2.1 million for the three months ended September 30, 2010, from $2.9 million for the same period in 2009. This decrease was primarily the result of the increase in program and technical expenses, partially offset by higher advertising revenues.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Net Revenues. Net revenues increased by $7.9 million, or 10.3%, to $85.0 million for the nine months ended September 30, 2010, from $77.1 million for the same period in 2009. The change was primarily attributable to increased advertising revenue in our television segment, partially offset by a modest decline in our radio segment.

Net revenues for our radio segment decreased by $0.3 million, or 0.7%, to $44.7 million for the nine months ended September 30, 2010, from $45.0 million for the same period in 2009. The decrease was primarily the result of lower advertising revenue in our Southern California market, partially offset by an increase in our Texas market.

Net revenues for our television segment increased by $8.2 million, or 25.8%, to $40.3 million for the nine months ended September 30, 2010, from $32.1 million for the same period in 2009. This increase was primarily attributable to increased advertising revenue in our television segment, reflecting incremental revenue from our EstrellaTV television network, as well as growth in our California and Texas markets.

Total operating expenses. Total operating expenses decreased by $110.2 million, or 60.1%, to $73.3 million for the nine months ended September 30, 2010, as compared to $183.5 million for the same period in 2009. This decrease was primarily the result of a $119.3 million reduction in broadcast license and long-lived asset impairment charges. Excluding the impact of the impairment charges, total operating expenses increased by $9.1 million, or 16.0%, to $66.1 million for the nine months ended September 30, 2010. This increase was primarily attributable to (1) an $11.1 million increase in program and technical expenses, resulting from (a) an increase in amortization of capitalized costs related to the production of original programming content and (b) incremental costs related to our EstrellaTV network, and (2) a $0.5 million increase in selling, general and administrative and depreciation expenses.

These increases were partially offset by a $1.6 million gain on our assignment of the asset purchase agreement to acquire radio station KDES-FM as discussed above (see “—Acquisitions”), a $0.8 million reduction in loss on sale and disposal of property and equipment, resulting from the absence in 2010 of the disposal of certain analog transmission equipment and a $0.1 million decline in promotional expenses.

Total operating expenses for our radio segment decreased by $80.3 million, or 74.3%, to $27.8 million for the nine months ended September 30, 2010, from $108.1 million in the nine months ended September 30, 2009. This decrease was primarily attributable to:

(1)	a $79.0 million decrease in broadcast license and long-lived asset impairment charges;

(2)	a $1.6 million gain on assignment of the asset purchase agreement to purchase radio station KDES-FM; and

(3)	a $0.4 million decrease in program and technical and selling, general and administrative expenses.

These decreases were partially offset by a $0.4 million increase in depreciation expense and a $0.3 million increase in selling, general and administrative expenses.

Total operating expenses for our television segment decreased by $29.9 million, or 39.7%, to $45.5 million for the nine months ended September 30, 2010, from $75.4 million for the same period in 2009. This decrease was primarily the result of a $40.3 million decrease in broadcast license and long-lived asset impairment charges. However, excluding the impairment charges, total operating expenses increased by $10.4 million, or 37.2%, to $38.3 million for the nine months ended September 30, 2010. This increase was primarily due to an $11.4 million increase in programming and technical expenses, resulting from the factors noted above and incremental costs related to our EstrellaTV network, partially offset by a $0.9 million reduction in loss on sale and disposal of property and equipment, resulting from the absence in 2010 of the disposal of certain analog transmission equipment and a $0.1 decline in depreciation expense.

Interest expense and interest and other income. Interest expense and interest and other income decreased by $0.3 million to $24.8 million for the nine months ended September 30, 2010, as compared to $25.1 million for the same period of 2009. Although the average debt balance increased, our weighted average interest rate was lower during the nine months ended September 30, 2010, as compared to the same period in 2009.

Interest rate swap income. Interest rate swap income decreased slightly to $1.3 million for the nine months ended September 30, 2010 as compared to $1.6 million for the same period of 2009, a change of $0.3 million. Interest rate swap income (or expense) reflects changes in the fair market value of our interest rate swap during the respective period.

Gain on note purchase. During the nine months ended September 30, 2010 and 2009, we purchased approximately $3.6 million and $1.0 million, respectively, aggregate principal amount of our outstanding 11% senior discount notes in open market transactions. We purchased these notes at discounts to face value, and accordingly recorded a pre-tax gain of approximately $0.3 million and $0.5 million during the nine months ended September 30, 2010 and 2009, respectively.

Equity in losses of equity method investment. As of January 2010, our share of PortalUno’s cumulative losses had exceeded the cost basis of our investment in PortalUno, and accordingly, no losses related to this equity method investment were recorded during the nine months ended September 30, 2010.

(Provision for) benefit from income taxes. During the nine months ended September 30, 2010, we recognized an income tax provision of $1.6 million, as compared to an income tax benefit of $17.6 million for the same period in 2009. The $19.2 million change in our income tax (provision) benefit primarily resulted from the impact of the $119.3 million decrease in broadcast license and long-lived asset impairment charges, as described above.

Discontinued operations, net of income taxes. In December 2009, we completed the sale of radio station KSEV-AM in our Texas market for approximately $6.5 million in cash (excluding adjustments). In accordance with ASC 360-10, we have reported the operating results KSEV-AM in discontinued operations within the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2009.

Net loss. We recognized a net loss of $13.1 million for the nine months ended September 30, 2010, as compared to a net loss of $111.2 million for the same period of 2009, a decrease in net loss of $98.1 million. This change was primarily attributable to the $119.3 million decrease in broadcast license and long-lived asset impairment charges, partially offset by the $19.2 million change in income tax (provision) benefit and the other changes noted above.

Adjusted EBITDA. Adjusted EBITDA decreased by $1.8 million, or 6.3%, to $26.5 million for the nine months ended September 30, 2010, as compared to $28.3 million for the same period in 2009. The decrease was primarily the result of the increase in program and technical expenses, as described above, partially offset by the $1.6 million cash gain realized on the assignment of the asset purchase agreement related to radio station KDES-FM, and increased advertising revenues in our television segment.

Adjusted EBITDA for our radio segment increased by $1.4 million, or 7.3%, to $21.0 million for the nine months ended September 30, 2010, as compared to $19.6 million for the same period in 2009. The increase was attributable to the $1.6 million cash gain realized on the assignment of the asset purchase agreement relating to KDES-FM, partially offset by a decrease in net revenues.

Adjusted EBITDA for our television segment decreased by $3.2 million, or 36.6%, to $5.5 million for the nine months ended September 30, 2010, from $8.7 million for the same period in 2009. This decrease was primarily the result of the increase in program and technical expenses, partially offset by higher advertising revenues.

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

Under the senior revolving credit facility, LBI Media has a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to LBI Media under the senior revolving credit facility and may not exceed the lesser of $5.0 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the senior revolving credit facility. Under the senior term loan facility, each quarter, LBI Media must pay 0.25% of the original principal amount of the term loans (repayment of $275,000 per quarter as of September 30, 2010), plus 0.25% of the additional amount borrowed in January 2008 (repayment of $25,000 per quarter as of September 30, 2010) and 0.25% of any additional principal amount incurred in the future under the senior term loan facility. The senior credit facilities mature on March 31, 2012.

As of September 30, 2010, LBI Media had approximately $56.4 million aggregate principal amount outstanding under the senior revolving credit facility and $114.8 million aggregate principal amount of outstanding senior term loans. Since September 30, 2010, LBI Media has repaid, net of borrowings, approximately $0.3 million under its senior secured revolving credit facility.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. Including the $10.0 million increase to LBI Media’s senior secured term loan facility in January 2008, the applicable margin for term loans ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those loans are incurred. Interest on base rate loans is payable quarterly in arrears, and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At September 30, 2010, borrowings under LBI Media’s senior credit facilities bore interest at rates between 1.76% and 4.25%, including the applicable margin.

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

LBI Media’s senior credit facilities contain customary restrictive covenants that, among other things, limit its ability to incur additional indebtedness and liens in connection therewith and pay dividends. Under the senior revolving credit facility, LBI Media must also maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement). As of September 30, 2010, LBI Media was in compliance with all such covenants.

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

The indenture governing these notes contains restrictive covenants that limit, among other things, LBI Media’s and its subsidiaries’ ability to incur additional indebtedness, issue certain kinds of equity, and make particular kinds of investments. The indenture governing LBI Media’s 8 1/2% senior subordinated notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 8 1/2% senior subordinated notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 8 1/2% senior subordinated notes. As of September 30, 2010, LBI Media was in compliance with all such covenants.

The indenture governing these 8 1/2% senior subordinated notes also provides for customary events of default, which include (subject in certain instances to cure periods and dollar thresholds): nonpayment of principal, interest and premium, if any, on the notes, breach of covenants specified in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. The notes will become due and payable immediately without further action or notice upon an event of default arising from certain events of bankruptcy or insolvency with respect to us and certain of its subsidiaries. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding notes may declare all the notes to be due and payable immediately.

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

The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. As of September 30, 2010, we were in compliance with all such covenants. Our senior discount notes are structurally subordinated to LBI Media’s senior credit facilities and LBI Media’s 8 1/2% senior subordinated notes.

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

The following table summarizes our various levels of indebtedness at September 30, 2010.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate (per annum)
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$56.4 million (1)	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (2.6% weighted average rate at September 30, 2010)

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate (per annum)

LBI Media, Inc.	Senior secured term loan credit facility	$114.8 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (1.8% weighted average rate at September 30, 2010)

LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million (2)	October 15, 2013	11%

Empire Burbank Studios LLC	Mortgage note	$1.8 million	July 1, 2019	5.52%

(1)	Since September 30, 2010, LBI Media has repaid, net of borrowings, approximately $0.3 million under its senior secured revolving credit facility.
(2)	In 2008, 2009 and 2010, we purchased approximately $22.0 million, $1.0 million and $3.6 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount outstanding and due to third party noteholders was $41.8 million as of September 30, 2010.

Cash Flows. Cash and cash equivalents were $0.2 million at September 30, 2010 and December 31, 2009, respectively.

Net cash used in operating activities was $5.9 million and $2.9 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in our net cash used in operating activities primarily reflects lower operating income (exclusive of impairment charges), as well as higher program rights payments and increases in accounts receivable.

Net cash used in investing activities was $12.5 million and $8.7 million for the nine months ended September 30, 2010 and 2009, respectively. The increase was primarily attributable to the consummation of the asset acquisitions of television stations WASA-LP in New York and KETD-TV (formerly KWHD-TV) in Denver, Colorado. These increases were partially offset by (1) a $5.5 million reduction in capital expenditures, primarily reflecting completion on construction of our new corporate office and broadcast facility in Dallas, Texas in November 2009 and (2) $1.7 million in net cash proceeds relating to the assignment of a certain radio station asset purchase agreement. (See “—Acquisitions”)

Net cash provided by financing activities was $18.5 million and $12.3 million for the nine months ended September 30, 2010 and 2009, respectively. The change reflects a $8.9 million increase in net borrowings under LBI Media’s senior revolving credit facility, primarily reflecting additional borrowings to fund the asset acquisitions of WASA-LP and KETD-TV, as discussed above, and a $2.8 million increase in cash used to purchase our senior discount notes.

Contractual Obligations. We had no material changes in commitments for long-term debt obligations or operating lease obligations as of September 30, 2010, as compared to those disclosed in our table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2009. We anticipate that funds generated from operations and funds available under LBI Media’s senior revolving credit facility will be sufficient to meet our working capital and capital expenditure needs in the foreseeable future.

Expected Use of Cash Flows. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility. We also expect to use cash to fund the purchase price of the selected assets of television station W40BY serving the Chicago, Illinois market within the next twelve months, primarily through borrowings under LBI Media’s senior revolving credit facility.

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

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income or loss less discontinued operations, net of income taxes, plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, net interest expense, interest rate swap expense or income, impairment of broadcast licenses and long-lived assets, depreciation, stock-based compensation expense and other non-cash gains and losses.

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

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•

it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as discontinued operations, depreciation, loss on sale and disposal of property and equipment, and impairment of broadcast licenses and long-lived assets. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that by eliminating the effect of discontinued operations and certain non-cash items, Adjusted EBITDA provides a meaningful measure of liquidity;

•

it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of certain non-cash expense items, such as impairment of broadcast licenses and long-lived assets. By removing discontinued operations and non-cash items, it allows our investors to better determine whether we will be able to meet our debt obligations as they become due; and

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

There were no significant changes to our critical accounting policies during the three months ended September 30, 2010. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion on our critical accounting policies.

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

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions. There were no significant changes to our quantitative and qualitative disclosures about market risk during the three months ended September 30, 2010. Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Secretary and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on the foregoing, our Chief Executive Officer, President and Secretary and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

The material weakness resulted in accounting errors in the treatment of certain temporary state tax credits and the classification of certain deferred tax accounts relating to the Company’s indefinite-lived intangible assets that were not prevented or detected on a timely basis. As a result, (a) our board of director’s concluded that our previously issued consolidated financial statements for (i) the fiscal years ended December 31, 2008, 2007 and 2006 included in our annual reports on Form 10-K that include those fiscal years, and (ii) the interim periods within the fiscal years ended December 31, 2009, 2008, 2007 and 2006 included in our quarterly reports on Form 10-Q that include those fiscal periods, should not be relied upon and (b) we restated our previously issued consolidated financial statements for the fiscal year ended December 31, 2008 and the previously issued consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholder’s equity for the fiscal year ended December 31, 2007 in our 2009 Annual Report on Form 10-K and the previously issued condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2009 in this Quarterly Report on Form 10-Q.

As of September 30, 2010, we have begun, but have not completely remediated, the material weakness in our internal control over financial reporting with respect to our processes to accurately report our income tax provision as discussed above. Since the material weakness has been identified, we have undertaken an evaluation of our available resources and personnel deployed for accounting for income taxes, and are in the process of identifying necessary changes to our processes and addition of personnel as required. Other than as described in this Item 4, there have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Our dispute with Broadcast Music, Inc. (“BMI”) relating to royalties is ongoing. No material developments in these proceedings occurred during the three months ended September 30, 2010. For more information on these proceedings, see “Item 1. Legal Proceedings” in our Annual Report on Form 10-K for the twelve month period ended December 31, 2009.

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

Date: November 15, 2010