Form 10-K
period 2010-12-31
LBI MEDIA HOLDINGS INC
filed 2011-03-07
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Note: As a voluntary filer, the registrant has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, but the registrant is not subject to such filing requirements.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 4, 2011, no shares of LBI Media Holdings, Inc.’s voting stock were held by non-affiliates.

As of March 4, 2011, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

Documents Incorporated by Reference: None.

PART 1

ITEM 1.	BUSINESS

Market data and other statistical information included in this Business section are based on industry publications, government publications and reports by market research firms or other published independent sources, including the U.S. Census Bureau, Arbitron and Nielsen surveys, Television Bureau Advertising (TVB) and Geoscape American Marketspace DataStream.

Overview

We are a leading Spanish-language entertainment company and one of the largest Spanish-language radio and television broadcasters in the U.S. based on revenues and number of stations. We own 21 radio stations (fifteen FM and six AM), nine television stations and “EstrellaTV,” a leading Spanish-language television broadcast network in the U.S., with programming up to 24 hours a day, seven days a week. Through EstrellaTV, we are affiliated with television stations in 29 U.S. designated market areas, or DMAs. We operate in markets that comprise approximately 77% of U.S. Hispanic television households. In addition, we syndicate and air on our owned and operated radio stations our popular radio morning show, El Show de Don Cheto, in 15 DMAs.

Our Los Angeles, California cluster consists of five FM Spanish-language radio stations, one AM Spanish-language radio station, one AM radio station with time-brokered programming and one Spanish-language television station. Our Houston, Texas cluster consists of five Spanish-language FM radio stations, two Spanish-language AM radio stations, one AM radio station with time-brokered programming and one Spanish-language television station. Our Dallas-Fort Worth, Texas cluster consists of four Spanish-language radio stations, one FM radio station with time-brokered programming, one AM radio station with time-brokered programming and one Spanish-language television station. We also own additional television stations serving the following markets: New York, New York; Chicago, Illinois; Phoenix, Arizona; San Diego, California; Denver, Colorado; and Salt Lake City, Utah. Our television station affiliates service 29 DMAs, including seven each in California and Texas, four in Florida, two each in Arizona and Nevada and one each in Kansas, Nebraska, New Mexico, New York, North Carolina, Oklahoma, and Oregon.

We seek to own, operate, and/or affiliate with radio and television stations in the largest and most densely populated Hispanic markets in the U.S. Our strategy is to increase revenue and cash flow in our markets, primarily through affiliation agreements and secondarily by reformatting acquired stations with programming that is focused on the demographic composition of the market, providing creative advertising solutions for clients, executing targeted marketing campaigns to develop a local audience and implementing strict cost controls.

We were incorporated in Delaware on June 23, 2003. We are a wholly owned subsidiary of Liberman Broadcasting, Inc., a Delaware corporation (successor in interest to LBI Holdings I, Inc.).

We are highly leveraged. As of December 31, 2010, we had total indebtedness of $445.4 million.

EstrellaTV

We broadcast all of our television programming in the U.S. on both our owned and affiliated television stations through EstrellaTV, our highly rated Spanish-language television broadcast network. We began affiliating with television stations in 2009 to distribute our programming through EstrellaTV, which was launched in September 2009. In its first Nielsen ratings book, EstrellaTV became the number 4 Hispanic television network in the U.S. Currently, this network consists of television stations located in 37 DMAs that deliver our entertaining and informative programming up to 24 hours a day, seven days a week to Hispanic communities. We believe that the network serves as a valuable platform for advertisers that seek creative advertising solutions, talent endorsements, organic product integration, and cross promotional opportunities. Through our affiliation agreements, we share in the available advertising time that may be sold while the respective affiliate station is broadcasting our EstrellaTV programming. We expect that our percentage of gross advertising revenue from national advertising will increase as a result of EstrellaTV.

Our Business Strengths

Our competitive strengths include:

Highly rated, internally produced television programming based on proven formats. Our television programming strategy is to counter-program traditional Hispanic programming that is broadcast by our competitors. We focus on entertainment variety, music, reality and comedy shows that utilize proven formats and feature top Latin American talent. Through the ownership of radio stations, we seek to leverage relationships and knowledge of music industries to create new and innovative television programming.

National footprint in key Hispanic markets. Our television network, EstrellaTV, consisting of owned and operated stations and an affiliate network, covers DMAs comprising approximately 77% of the U.S. Hispanic market and our radio stations are located in highly concentrated Hispanic markets. We believe that the combination of our owned and operated stations and affiliate stations provides a structure allowing distribution of programming to our targeted audience. We also syndicate and air on our owned and operated radio stations our popular radio morning show, El Show de Don Cheto, in 15 markets.

Strategically located stations. We own and operate television and radio stations in DMAs that represent approximately 43% of U.S. Hispanic households. Our owned and operated television stations are in five of the top six Hispanic DMAs.

Growth of the EstrellaTV network. Our EstrellaTV network was launched in September 2009, at which time we began to distribute our programming to affiliated television stations. Through our affiliation agreements, we share in the available advertising time that may be sold while the affiliate station is broadcasting our programming. We believe that EstrellaTV will continue to attract existing and new advertisers as the network continues to grow. By utilizing our internally created programming, we believe we will be able to capture an increasing share of the estimated $3.0 billion Hispanic television network advertising market. In addition to the advertising time that we retain, through our wholly owned national sales organization, Spanish Media Rep Team, we also sell national air time for the affiliates and earn a commission based on those sales.

Competitive Adjusted EBITDA margins. We believe that our Adjusted EBITDA margins are competitive with our peers in the industry. Through our strict financial discipline throughout the entire organization, we have been able to achieve competitive margins without sacrificing the quality and innovation of our programming. We expect that our internally created and owned content and distribution channels allow for additional cost containment. If we continue to increase the number of affiliated stations, thereby expanding our audience base, we anticipate we will be able to increase our revenue and further improve our Adjusted EBITDA margins.

Capital efficient business model. We expect to be able to operate our current business with minimal capital expenditures allowing us to dedicate funds to service debt and to fund the expansion of EstrellaTV. We have not purchased a radio station asset since 2007 and have only made select, focused investments in the EstrellaTV network by investing in programming content and television station acquisitions. Our television facilities provide an opportunity to produce quality programming, while controlling costs, for our owned and operated stations and affiliate network.

Experienced and successful management team. Our senior management team has an average of over 20 years in the media industry. Our management team is led by Lenard Liberman, our Chief Executive Officer, President, and Secretary, who has overseen operations since our formation. Our management team has extensive experience in implementing operational changes that increase efficiency and profitability and in growing our business organically through the successful integration of acquired entities and affiliate agreements. Additionally, we have made select additions in key functions to further provide seasoned leadership in distribution, network affiliation, finance, and sales.

Strong, organic growth prospects. We believe that the combination of our EstrellaTV network, our television stations and our radio station assets represents a platform for strong, organic growth. As we expect to increase the number of Hispanic households that we cover with our television network and leverage our existing ratings success over the expanded viewing base, we believe that we will be able to capture a larger portion of the estimated $3.0 billion Hispanic television network advertising market. Given our relatively fixed cost structure and experience in producing popular programming, we believe that we can strongly benefit from operating leverage as our network grows. As we expect to continue to acquire additional affiliates for our Don Cheto syndicated network, we anticipate additional opportunities for organic revenue growth.

Our Business Strategy

The principal components of our operating strategy are set forth below:

Develop popular stations by creating compelling programming

In order to attract the largest audience, we seek to create radio and television programming that resonates with Hispanics of different cultural and ethnic backgrounds. We have generally been able to achieve and maintain strong station ratings in our markets. Our television programming is designed and created to compete with our primary competitors, Univision Communications, Inc. and Telemundo Communications Group, Inc. By offering an alternative that seeks to resonate with Hispanic viewers, we believe we have been able to generate competitive ratings and attract a large television audience.

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

Capitalize on our complementary radio and television stations to capture a greater share of advertising revenue

We create cross-selling opportunities by offering our advertisers customized marketing programs that allows them to cross-advertise on radio and television, as well as to cross-merchandise through product integration in our programming. We believe that this allows us to compete for a significant portion of an advertiser’s Hispanic budget since advertisers have historically spent approximately 80% of their Hispanic advertising budgets on radio and television. We believe that we are able to capture a larger share of advertising revenues in our markets through our ability to cross-sell and cross-promote our radio and television stations.

Offer cost-effective advertising and value-added services to our advertisers

We differentiate ourselves from other Spanish-language broadcasters by offering advertisers what we believe is substantial value for their advertising dollar. By supporting advertisers’ media campaigns with creative promotions and offering our studio facilities to provide value-added services, such as free production of television commercials, we are able to cross-sell our broadcasting properties and attract new customers currently not advertising on radio or television.

Provide product integration that allows us to differentiate ourselves from our competition

Because we broadcast over 70 hours of our internally produced programming each week on our television network, we are able to integrate the products of our advertisers into our television shows. We believe that the ability to provide product integration to our advertisers in our television programming is a competitive advantage given the growing popularity of imbedding advertisers’ products and services in television shows and the inability of many of our competitors, who do not internally produce their own programs, to provide such services.

Develop talent relationships

Many of the television shows that we produce at our studios feature musical talent that we develop. Many of our television shows also feature, on a regular basis, famous actors from Latin America. Both the musical talent we develop and the established Latin American actors that appear in our internally produced programming are generally available to endorse the products or services of our advertisers.

Develop a diverse advertising base

Our sales strategy focuses on establishing direct relationships with the local and national advertising community. Local advertising accounted for approximately 66% of our gross advertising revenue, while our regional and national advertising accounted for approximately 34% of our gross advertising revenue in 2010. An advantage of having a high proportion of local advertising is that our cash flows have been generally less vulnerable to ratings fluctuations as a result of our strong relationships with our advertisers. Further, our large and diverse client base has resulted in no single advertiser accounting for more than 4% of our gross advertising revenues in 2010.

Utilize cost-effective television programming to drive cash flow growth

We broadcast over 70 hours of our internally produced television programming each week. Our weekday programming generally consists primarily of internally produced shows, which we believe creates a compelling programming line-up for our television stations. Most of our programming has been produced at our production facilities located in Burbank, California. Our in-house television production facilities have provided us with an efficient cost structure to create programming.

We also realized programming synergies between our radio and television assets by leveraging our dominant market presence in Spanish radio through the creation of music-based variety programs such as Estudio 2. Estudio 2 was the number two Hispanic television program in its time slot in prime time in the Los Angeles market for adults in the aged 18 to 34, 18 to 49 and 25 to 54 demographics during the November 2010 sweeps. November, along with February, May and July, are the four main television ratings gathering periods (“sweeps”) in the broadcasting industry.

Furthermore, we supplement our internally produced programming with purchased programs, primarily Spanish-language movies, and scripted drama, which we obtain from producers in Latin America. If we acquire additional television stations or enter into additional affiliation agreements, we expect to further leverage our programming library across a broader base of stations, thereby potentially increasing our revenue base over fixed expenses.

Capitalize on our valuable programming library

Our internal production of television programming allows us to assemble a valuable programming library that can be exploited at limited additional cost through the EstrellaTV television network, syndication and by use on our other stations, DVDs, video on demand, the internet and other formats.

In September 2009, we began distributing our original programming through our EstrellaTV network to both our owned and operated and affiliated stations. Currently, this network consists of television stations in 37 DMAs in various states, including nine each in California and Texas, four in Florida, three in Arizona, two in Nevada, and one each in Colorado, Illinois, Kansas, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Oregon and Utah. Collectively, EstrellaTV operates in markets that comprise approximately 77% of the U.S. Hispanic television households. Through our affiliation agreements, we share in the available advertising time that may be sold while the affiliate station is broadcasting our programming. We expect that our percentage of gross advertising revenue from national advertising will increase as a result of our recent entry into different markets and as we continue to enter into new markets through additional affiliation agreements.

Capitalize on our talent relationships

We also broadcast the programming of our nationally recognized radio personality, Don Cheto, through a network of 15 syndicate and owned and operated stations, including six in California, four in Texas, two in Arkansas, and one each in Florida, Mexico, and Oregon. In Los Angeles, the largest Hispanic DMA in the U.S., our Don Cheto morning show is the number 1 ranked program from 6 A.M. to 10 A.M. among Hispanic adults 18 to 34 years old, and has held this position in every Arbitron ratings book since January, 2009. We expect to leverage this popular radio personality and the strong ratings our morning show has generated to further increase penetration into new markets through additional radio syndication agreements.

Growth Strategy

Our growth strategy primarily focuses on identifying strong affiliate relationships with television stations as well as acquiring selected assets of radio and television stations in the largest, most densely populated and fastest growing U.S. Hispanic markets to build market-leading Hispanic radio and television clusters.

Affiliations

Our affiliate network currently consists of television stations in 29 DMAs located in 12 states. We plan to add additional television affiliate stations throughout the U.S., focusing on markets with large Hispanic populations. By utilizing the current network infrastructure and our own programming content we have been able to add additional affiliate stations with minimal incremental costs. Increasing the number of Hispanic households that our television network covers is expected to provide a more attractive platform to existing and new national advertisers.

Acquisitions

We have acquired assets of radio and television stations in select locations throughout the U.S. We may also acquire assets of radio and television stations in other U.S. markets that we have yet to enter. Although the stations whose assets we acquire often do not target the local Hispanic market at the time of acquisition, we believe they can be successfully reformatted to capture this audience. We have built a long-term track record of acquiring and developing assets of underperforming radio and television stations that has enabled us to achieve significant increases in our net revenue over the past decade. Excluding stations that have been sold or that operate under time brokerage agreements, we have acquired and programmed 17 radio stations and 8 television stations since our inception through our indirect, wholly owned subsidiary in 1987. By reformatting these 25 stations with our own original Spanish language programming, implementing strict cost controls and providing creative marketing programs to our clients, we believe we have successfully developed and grown our stations in each of our markets. We believe that our record of successfully executing our acquisition strategy in new Hispanic markets will position us to continue creating top-ranked Hispanic station clusters in other Hispanic markets.

Hispanic Market Opportunity

We believe the Hispanic community represents an attractive market for future growth. In 2009, according to the U.S. Census Bureau, the U.S. Hispanic population was the largest and fastest-growing minority group in the U.S. According to the U.S. Census Bureau, the U.S. Hispanic population grew 36% from July 2000 through July 2009, accounting for about one-half of all U.S. population growth during that period. By 2020, the U.S. Hispanic population is expected to reach approximately 66.4 million people, or 20% of the total U.S. population. According to the U.S. Census Bureau, California had the largest Hispanic population of any state in 2009, followed by Texas, the two states in which we primarily operate.

In addition, advertisers have been directing more advertising dollars towards U.S. Hispanics. It is estimated that approximately $6.3 billion was spent on Hispanic media in 2009, and that media spending in the Hispanic market is expected to continue to outperform the general market.

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

We believe we are well positioned to capitalize on the growing Hispanic advertising market given the concentration of the Hispanic population in certain markets in the U.S. and our attractive position in six of the ten largest Hispanic DMAs in the U.S. based on Hispanic television households, Los Angeles, New York, Houston, Dallas-Fort Worth, Chicago and Phoenix, as well as our track record of successfully executing our affiliate and acquisition strategy in new Hispanic markets.

Our Markets

The following table sets forth certain demographic information about the markets in which our radio and television stations operate.

Market	Total Population	Hispanic Population	% Hispanic Population	Hispanic Population Growth (10)
Los Angeles(1)	17,820,893	7,992,406	45%	67%
New York(2)	22,232,494	4,575,672	21%	72%
Houston(3)	5,966,183	2,040,573	34%	164%
Chicago(4)	9,804,887	1,916,311	20%	161%
Dallas(5)	6,803,314	1,843,628	27%	251%
Phoenix(6)	4,364,094	1,382,427	32%	300%
San Diego(7)	3,053,793	957,246	31%	87%
Denver(8)	3,112,715	681,407	22%	201%
Salt Lake City(9)	1,672,935	242,450	14%	291%
Total U.S. (for comparison)	307,006,556	48,356,760	16%	116%

Source: American Community Survey Profile 2009 by the U.S. Census Bureau

(1)	Represents the Los Angeles-Long Beach-Riverside, CA combined statistical area.
(2)	Represents the New York-Newark-Bridgeport, NY-NJ-CT-PA combined statistical area.
(3)	Represents the Houston-Baytown-Huntsville, TX combined statistical area.
(4)	Represents the Chicago-Naperville-Michigan city, IL combined statistical area.
(5)	Represents the Dallas-Fort Worth, TX combined statistical area.
(6)	Represents the Phoenix-Mesa-Scottsdale, AZ combined statistical area.
(7)	Represents the San Diego-Carlsbad-San Marcos, CA metropolitan statistical area.
(8)	Represents the Denver-Aurora-Boulder, CO combined statistical areas
(9)	Represents the Salt Lake City-Ogden-Clearfield, Utah metropolitan statistical areas.
(10)	Represents growth from 1990 to 2009.

Our Television and Radio Stations

The following tables set forth certain information about our television and radio stations and their broadcast markets. For financial information on our television and radio segments, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations”.

Television Stations (1)

Station	Channel	Market	DMA Rank(2)	Hispanic DMA Rank (3)	Number of Hispanic TV Households
KRCA	62	Los Angeles	2	1	1,893,810
WASA(4)	25	New York	1	2	1,276,130
KZJL	61	Houston	10	4	586,120
KMPX	29	Dallas-Fort Worth	5	5	526,760
WESV	40	Chicago	3	6	501,090
KVPA	42	Phoenix	12	8	398,750
KSDX	29	San Diego	28	13	248,760
KETD	53	Denver	17	15	224,270
KPNZ	24	Salt Lake City	32	29	94,330

Source: Nielsen Media Research-NSI, January 2011

(1)	Represents our owned television stations.
(2)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(3)	Represents rank among U.S. Hispanic markets by number of persons in Hispanic TV households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the U.S.
(4)	We have entered into a time brokerage agreement whereby, upon commencement of the contract, WASA will be operated by a third party. Under the terms of the agreement, we will receive a monthly fee from the third party for the air time and the third party will receive revenues from their sale of advertising spots.

Radio Stations

Market/Station(1)	DMA Rank (2)	Hispanic DMA Rank (3)	Frequency	Format
Los Angeles	2	1
KBUE-FM/KBUA-FM/KEBN-FM(4)			105.5/94.3/94.3	Regional Mexican
KRQB-FM			96.1	Regional Mexican
KHJ-AM			930	Ranchera/Sports
KWIZ-FM			96.7	Regional Mexican
KVNR-AM(5)			1480	Time Brokered

Houston	10	4
KQQK-FM/KXGJ-FM(6)			107.9/101.7	Norteña
KTJM-FM/KJOJ-FM(7)			98.5/103.3	Regional Mexican
KNTE-FM/KJOJ-AM(8)			96.9/880	Spanish Light Hits
KEYH-AM			850	Ranchera/Sports
KQUE-AM(5)			1230	Time Brokered

Dallas-Fort Worth	5	5
KNOR-FM(9)			93.7	Regional Mexican
KBOC-FM			98.3	Norteña
KTCY-FM			101.7	Spanish Pop
KZZA-FM			106.7	Spanish Light Hits
KZMP-AM(5)			1540	Time Brokered
KZMP-FM(5)			104.9	Time Brokered

(1)	Our radio stations are in some instances licensed to communities other than the named principal community for the market.
(2)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(3)	Represents rank among U.S. Hispanic markets by Hispanic television households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the U.S.
(4)	KBUA-FM and KEBN-FM simulcast the signal of KBUE-FM in the San Fernando Valley and Orange County, respectively. We have upgraded the signals of KBUA-FM and KEBN-FM from 3kW to 6kW, thereby improving our coverage of the Los Angeles market and enabling us to use the stations for purposes other than to simulcast with KBUE-FM, if we so choose.

(5)	Four of our stations, KVNR-AM, KQUE-AM, KZMP-AM and KZMP-FM, are operated by third parties under time brokerage agreements. We receive a monthly fee from the third parties for the air time and the third parties receive revenues from their sale of advertising spots.
(6)	KXGJ-FM simulcasts the signal of KQQK-FM.
(7)	KJOJ-FM simulcasts the signal of KTJM-FM.
(8)	KJOJ-AM simulcasts the signal of KNTE-FM.
(9)	In August 2010, we upgraded the signal of KNOR-FM from 15kW to 43kW, thereby improving our coverage in the Dallas-Fort Worth market.

Programming

Television. Our programming content consists primarily of internally produced programs such as comedy programs, news, procedural dramas, musical variety shows, a talent show, a celebrity gossip show and a talk show, as well as purchased programs including Spanish-language movies. We own or have the rights to a library of more than 5,000 hours of Spanish language programming content, including musical variety shows, drama, talent shows, movies, children’s shows and other shows available for broadcast on our owned and operated and affiliate television stations. Currently, we broadcast over 70 hours of our internally produced television programming each week.

In September 2009, we began distributing our EstrellaTV programming through a network of affiliated and owned and operated stations. Currently, this network consists of television stations in 37 DMAs located in various states, including nine each in California and Texas, four in Florida, three in Arizona, two in Nevada, and one each in Colorado, Illinois, Kansas, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Oregon, and Utah.

We have entered into a time brokerage agreement for one of our television stations, WASA-LD, whereby the station will be operated by a third party. Currently, WASA-LD broadcasts a variety of infomercials. We seek to maximize our television group’s profitability by broadcasting internally produced Spanish-language programming to stations we own and to our affiliated stations, marketing commercial time to advertisers and selling infomercial advertising.

Radio. Our Spanish-language radio stations are targeted to the Spanish-speaking portion of the Hispanic population that is dominant in the local markets in which we operate. We seek to tailor the format of each of our radio stations to appeal to a specific target demographic in order to maximize our overall listener base without causing direct format competition among our stations. We determine the format for each of our stations based upon local market research. To create brand awareness and loyalty in the local community, we seek to enhance our market positions by sending on-air talent to participate in local promotional activities, such as concerts and live special events or promotions at client locations and other street level activities. These types of events may also provide attractive promotional and advertising opportunities for our clients. We also promote our radio stations on our television stations in these markets.

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

•

KTJM-FM/KJOJ-FM (La Raza) plays contemporary, up-tempo, regional Mexican music, which includes Norteña, Banda, Corrido and Ranchera music. The target audience for these stations is adult listeners aged 18 to 34 and the station adjusts its music to the preferences of Hispanics in the Houston market.

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

•	KNTE-FM/KJOJ-AM (Baila) plays tropical Spanish dance music. The target audience for these stations is adult listeners aged 18 to 34.

•

KNOR-FM (La Raza) plays contemporary, up-tempo, regional Mexican music, which includes Norteña, Banda, Corrido and Ranchera music. The station adjusts its music to the preferences of Hispanics in the Dallas market. The target audience for this station is adult listeners 18 to 34. The station features morning programming with our nationally recognized radio personality, Don Cheto.

•	KTCY-FM (XO) plays adult contemporary, Spanish pop music. The target audience for this station is adult listeners 18 to 49.

•	KZZA-FM (La Bonita) plays hit music of the 70’s, 80’s and 90’s. The target audience for this station is adult listeners 25 to 54.

•	KBOC-FM (La Zeta) plays top 40 regional Mexican music. The target audience for this station is adult listeners 18 to 49.

Four of our radio stations, KVNR-AM, KQUE-AM, KZMP-AM and KZMP-FM, are currently operated by third parties under time brokerage agreements. Currently, KVNR-AM, which operates in the greater Los Angeles market, broadcasts Vietnamese-language programming. KQUE-AM in Houston broadcasts a Hindi-language programming. KZMP-AM in Dallas broadcasts talk sports programming and KZMP-FM in Dallas-Fort Worth broadcasts South Asian and Hindi-language programming.

In April 2009, we began broadcasting the morning show of our nationally recognized radio personality, Don Cheto, which currently consists of a network of 15 syndicate and owned and operated stations, including six in California, four in Texas, two in Arkansas, and one each in Florida, Mexico, and Oregon. We expect to further increase penetration into new markets through additional radio syndication agreements.

Production Facilities

We own Empire Burbank Studios, a fully equipped television production complex next to our corporate offices in Burbank, California. We also own studios and production facilities in Houston and Dallas, enabling us to produce local programming in those markets. We produce our own Spanish-language television programming in these studio facilities. In 2009, we began renting facility space and equipment to produce one of our newer shows, Tengo Talento Mucho Talento. In December 2010, we acquired a 22,000 square foot television production facility within close proximity to our corporate offices and existing studio facility in Burbank, California. Upon completion of the build-out, we expect that this facility will allow us to produce Tengo Talento Mucho Talento (and other shows that we may begin production on) without having to incur this variable rental expense. Overall, we believe this strategy has enabled us to produce our programming at a low cost relative to our competitors. By owning our production facilities, we are able to control the content and expenses of these programs we produce and air. We currently produce the following Spanish-language programs at our Burbank facilities:

•	Noticias 62 En Vivo: two local newscasts airing on KRCA-TV, Channel 62, in Los Angeles;

•	En Vivo: a half-hour live mid-day show featuring two hosts and a team of reporters covering current topics and events, including on-air contests and live product integration from sponsors;

•	Alarma TV: a fast-paced news program featuring lifestyle stories taken from around the world;

•	El Show de Lagrimita y Costel: a musical variety and comedy show hosted by famous father and son comedy/clown team;

•	Jose Luis Sin Censura: a fast-paced talk show hosted by well-known Spanish television personality Jose Luis Gonzales;

•	Estudio 2: a musical variety show that features live performances by hit musical artists, a talent search and the performances of famous comedians;

•

Noticiero con Jesus Javier: a half-hour national newscast hosted by Emmy Award winning anchor, Jesus Javier, which includes daily stories from STN reporters stationed in various locations throughout Mexico and Central and South America;

•

Noticiero con Enrique Gratas: a half-hour national network newscast hosted by award winning Spanish-language journalist that presents a daily in-depth review and analysis of important events affecting the U.S. Hispanic community;

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

•	Estrellitas Sabados: a two hour family entertainment program that includes a talent contest, comedy, and visiting recording stars.

We also produce the following shows at locations other than at our Burbank facilities:

•	El Shaka: a fictional drama series that portrays the trials and tribulations of Mexico’s biggest and most notorious drug lord and shows how he balances family, friends, religion, and his job;

•	Historias Delirantes: a drama series based on psychological thrillers;

•

Quiero Triunfar: a reality series hosted by novela star Francisco Gattorno as a life coach who strives to help Hispanic immigrants get their lives back on track or give them the option of returning to their home country; and

•	El Humor de Hector Suarez: a one hour program that features the comedy of legendary Mexican actor and comedian, Hector Suarez.

Throughout the year, we program musical specials based on some of our bigger premier events from different markets. Premios de la Radio is a live, televised special of our musical awards show, which was held at the Gibson Amphitheatre in Los Angeles in November 2010. The awards show features some of the top artists in the Hispanic music industry performing and receiving awards. We also televise a number of concert specials featuring top artists in the Hispanic music industry throughout the year.

Sales and Advertising

The majority of our net revenues are generated from the sale of local, regional and national advertising for broadcast on our radio and television stations. For the year ended December 31, 2010, approximately 66% of our gross advertising revenues were generated from the sale of local advertising and approximately 34% of our gross advertising revenues were generated from the sale of regional and national advertising (including network sales). Local sales are made by our sales staffs located in Los Angeles, Riverside/San Bernardino and Santa Ana, California, Houston and Dallas, Texas, Salt Lake City, Utah and Denver, Colorado. Our national sales are made by our sales staffs in Los Angeles, California, Atlanta, Georgia, Chicago, Illinois, Miami, Florida, New York, New York and Dallas, Texas. Through December 31, 2010, we had entered into affiliation agreements with television stations in California, Texas, Florida, Arizona, Nevada, Kansas, Nebraska, New Mexico, New York, North Carolina, Oklahoma, and Oregon. We expect that the majority of advertising revenues we will generate from the affiliate stations will be from national advertisers. As such, we expect that our percentage of advertising revenue from national advertisers will continue to increase.

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

Our owned television stations, as well as our affiliated stations, primarily compete against Univision Communications, Inc. and Telemundo Communications Group, Inc. for audiences and advertising revenue.

Our Spanish-language radio stations compete against other Spanish-language radio stations in their markets for audiences and advertising revenue. In Los Angeles (including Riverside and San Bernardino Counties), our radio stations compete primarily against

Univision Radio, Spanish Broadcasting System, Inc. and Entravision Communications Corporation, three of the largest Hispanic group radio station operators in the U.S. In both our Houston and Dallas-Fort Worth markets, our radio stations compete primarily against Univision Radio.

Employees

As of December 31, 2010, we had 908 employees, of which 500 were full-time employees. Of the full-time employees, 292 were in television, 177 were in radio and 31 were corporate employees. None of our employees are represented by labor unions, and we have not entered into any collective bargaining agreements. We believe that we maintain good relations with our employees.

REGULATION OF TELEVISION AND RADIO BROADCASTING

General

Under the Communications Act of 1934, as amended (the “Communications Act”), television and radio broadcast operations such as ours are subject to the jurisdiction of the FCC. Among other things, the Communications Act empowers the FCC to: (i) issue, revoke and modify broadcasting licenses; (ii) regulate stations’ operations and equipment; and (iii) impose penalties for violations of the Communications Act or FCC regulations. The Communications Act prohibits the assignment of a license or the transfer of control of a licensee without prior FCC approval.

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

FCC Licenses

Television and radio stations operate pursuant to licenses that are granted by the FCC for a term of eight years, subject to renewal upon application to the FCC. Renewal of our television and radio broadcast licenses are of the utmost importance to our broadcast operations. The Communications Act requires the FCC to renew a licensee’s broadcast license if the FCC finds that (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations of either the Communications Act or the FCC’s rules and regulations; and (iii) there have been no other violations which, taken together, would constitute a pattern of abuse. During the periods when renewal applications are pending, petitions to deny license renewal applications may be filed by interested parties, including members of the public. In certain instances, the FCC may hold hearings on renewal applications, but historically the FCC has renewed broadcast licenses in substantially all cases. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our stations’ licenses could have a material adverse effect on our business.

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

The FCC’s ownership rules affect the number, type, and location of broadcast and newspaper properties that we might acquire in the future. In 2003, the FCC relaxed many of its ownership restrictions, but they were subsequently rejected by the U.S. Court of Appeals for the Third Circuit. The court remanded the rules to the Commission for further proceedings and stayed the implementation of the new rules. In 2007, the FCC adopted a Report and Order that left most of the Commission’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. That Order is now the subject of federal court appeals by parties urging more restrictive ownership rules, as well as by parties arguing that the FCC did not go far enough in deregulating. The Third Circuit has allowed the 2007 changes to the newspaper/broadcast cross-ownership ban to take effect, and is expected to issue a decision in the media ownership appeal in mid-2011. In May 2010, the FCC issued a Notice of Inquiry to launch the mandatory “quadrennial” review of its broadcast ownership rules to determine whether the rules remain necessary in the public interest. Comments and Reply Comments were filed by interested parties. The FCC is expected to issue a Notice of Proposed Rulemaking that could propose changes to its media ownership rules in late 2011.

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

Local Radio Ownership Rule

The Communications Act and the FCC’s rules impose specific limits on the number of commercial radio stations an entity can own in a single market. The maximum allowable number of radio stations that may be commonly owned in a market is based on the size of the market. In the largest radio markets, defined as those with 45 or more stations, one entity may have an attributable interest in up to 8 stations, not more than 5 of which are in the same service (AM or FM). At the other end of the scale, in radio markets with 14 or fewer stations, one entity may have an attributable interest in up to 5 stations, of which no more than 3 are in the same service, so long as the entity does not have an interest in more than 50% of all stations in the market.

In contrast to the other local media ownership rules, the FCC did not attempt to significantly relax its radio rules in 2003, but the agency did adjust certain aspects of the radio rules, however, by adopting a new definition of a “radio market,” deciding to take noncommercial radio stations into account in its determination of market size and limiting the transferability of existing radio clusters that would not comply with the new regulations. The rule that changes the way in which a radio “market” is defined is now in effect and defines local radio markets using a geographic market approach assigned by Arbitron rather than a signal contour method.

An FCC rulemaking is pending to determine how to define radio markets for stations located outside Arbitron Metro Survey Areas. We cannot predict what changes, if any, the FCC might adopt, nor can we predict what other matters might be considered in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposal or change might have on our business.

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

National TV Ownership Limit

The maximum percentage of U.S. households that a single owner can reach through commonly owned television stations is 39 percent. This limit was specified by Congress in 2004 and is not affected by the December 2007 FCC decision. The FCC applies a 50 percent “discount” for ultra-high frequency (“UHF”) stations, but the FCC indicated in the 2007 decision that it will conduct a separate proceeding to determine how or whether the UHF discount will operate in the future.

The FCC’s actions concerning media ownership have been challenged in court, and we cannot predict the outcome of this litigation or of threatened Congressional intervention that would void the FCC’s new ownership rules. Our ability to acquire additional television and radio stations, our acquisition strategy and our business may be significantly affected by changes to the multiple ownership and cross-ownership rules, ongoing FCC or Congressional review or amendment to the rules, as well as litigation challenging and possible court action upon the rules.

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

Programming and Operation

The Communications Act requires broadcasters to serve the “public interest.” Since 1981, the FCC has gradually relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a broadcast station’s community of license. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from the public about a broadcast station’s programming when it evaluates the licensee’s renewal application, but complaints also may be filed and considered at any time. Stations also must follow various FCC rules that regulate, among other things, political broadcasting, children’s programming, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, certain types of advertising such as for out-of-state lotteries and gambling casinos, and technical operation. FCC complaints and/or investigations are pending with respect to alleged violation of the laws concerning the broadcast of indecent programming by our television stations in the Los Angeles, San Diego, Houston, Dallas and Salt Lake City markets, and we cannot predict the outcome of these complaints and/or investigations. The FCC has indicated that there may be additional complaints pending against our radio and television stations for alleged violations of FCC rules, and we cannot predict the outcome of these complaints.

Federal law prohibits the payment of consideration to a broadcast station for the broadcast of material unless appropriate disclosure is made. FCC investigations are pending with respect to alleged violations of such law by certain of our radio stations in the Los Angeles and Houston markets, and we cannot predict the outcome of these investigations.

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

Cable and Satellite Transmission of Local Television Signals

Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Television stations may elect between “must-carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (retransmission consent). Stations must make this election once every three years, and did so most recently on October 1, 2008. All broadcast stations that made carriage decisions on October 1, 2008 will be bound by their decisions throughout the 2009-2011 cycle and will not be allowed to change their carriage decisions at the end of the digital television transition. The next election deadline will be October 1, 2011. The FCC has established a market-specific requirement for mandatory carriage of local television stations by direct broadcast satellite, or DBS, operators, similar to that applicable to cable systems, for those markets in which a DBS carrier provides any local signal. In addition, the FCC has adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are also specific statutory requirements relating to satellite distribution of distant network signals to “unserved households” (that is, households that do not receive a Grade B analog signal or do not fall within the predicted noise-limited contour of a local network affiliate).

We have elected “must carry” status for our Los Angeles, Houston, Dallas-Fort Worth, Denver and Salt Lake City stations on cable systems in those designated market areas. These elections will entitle our stations to carriage on those systems until December 31, 2011. Our low-power transmission stations in the Chicago, Phoenix and San Diego markets have entered into retransmission agreements with cable systems in those markets. We may also enter into retransmission consent agreements for carriage of our other stations on certain cable systems. The FCC has launched a proceeding through which it may revise the rules governing retransmission consent negotiations, and we cannot predict how these changes will impact our leverage in our negotiations with cable and satellite operators.

We have also secured DBS carriage for our full-service television stations in the Los Angeles, Houston, Dallas-Fort Worth, Denver and Salt Lake City markets through 2011.

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

The FCC licenses some television stations as low power television stations. Low power television stations generally operate at lower power and cover a smaller geographic area than full-service television stations, are not entitled to carriage by cable television and direct broadcast satellite operators and must accept interference from, and eliminate interference to, full-service television stations. Our stations in Phoenix (KVPA), San Diego (KSDX), Chicago (WESV) and New York (WASA) are low power television stations, and each has converted to digital operations.

Broadcast Spectrum

In December 2009, in conjunction with the development of a “National Broadband Plan,” the FCC released a Public Notice seeking comment on a broad range of information on television broadcasters’ current use of spectrum. As stated in the Public Notice, the Commission is reviewing spectrum bands, including the spectrum currently allocated to television broadcasting, “to understand if all or a portion of the spectrum within these bands could be repurposed for wireless broadband services.” On November 30, 2010, the Commission issued a Notice of Proposed Rulemaking that proposes preliminary rule changes to allow a portion of the spectrum currently allocated to broadcasters to be repurposed for broadband use. These proposals include, (i) making broadcast spectrum allocations available for flexible use, (ii) establishing a licensing framework to allow two or more broadcast stations to share a 6 MHz channel, and (iii) improving the reception of VHF signals. We cannot predict the outcome of any FCC regulatory action in this regard, nor can we predict the effect that such a spectrum reallocation might have on our DTV operations, including the ability of our stations and EstrellaTV affiliate stations to continue to multicast several DTV program streams, or whether the FCC will reclaim the spectrum allocated to low power television stations.

Indecency

Provisions of federal law regulate the broadcast of obscene, indecent or profane material. The FCC has increased its enforcement efforts regarding broadcast indecency and profanity over the past few years. In June 2006, the statutory maximum fine for broadcast indecency material increased from $32,500 to $325,000 per incident. Several judicial appeals of FCC indecency enforcement actions are currently pending, and their outcomes could affect future Commission policies in this area. FCC investigations are currently pending with respect to allegedly indecent programming broadcast on our Los Angeles, San Diego, Houston, Dallas and Salt Lake City television stations, and we cannot predict the outcome of those investigations.

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

Equal Employment Opportunity

The FCC’s Equal Employment Opportunity (“EEO”) rules impose job information dissemination, recruitment, documentation and reporting requirements on broadcast station licensees. Broadcasters are subject to random audits to ensure compliance with the EEO rules and could be sanctioned for noncompliance.

Digital Radio Services

The FCC has established rules for the provision of digital radio broadcasting, and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. Recently, the FCC approved an increase in the maximum allowable power for FM digital operations, which will improve the geographic coverage of digital FM signals. It is still considering whether to place limitations on subscription services offered by digital radio broadcasters or whether to apply new public interest requirements to this service.

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

Low-Power Radio Broadcast Service

The Commission has adopted rules implementing a new low power FM, or LPFM, service and approximately 800 such stations are in operation. In November 2007, the FCC adopted rules that, among other things, enhance LPFMs’ interference protection from subsequently authorized full-service stations. The FCC has also proposed to reduce interference protection to FM stations from LPFM stations operating on certain adjacent frequencies. We cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.

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

We currently have a substantial amount of debt. At December 31, 2010, we had total indebtedness of approximately $445.4 million, representing approximately 143% of our total assets.

Based on interest rates as of December 31, 2010 and assuming no additional borrowings or principal payments on LBI Media’s senior revolving credit facility until its maturity on March 31, 2012 or on our other indebtedness, as of December 31, 2010, we would need approximately $334.3 million over the next five years to meet our principal and interest payments under our debt agreements, of which approximately $28.9 million would be due in 2011 and $199.9 million would be due in 2012.

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

In addition, if we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as, refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. The current situation in the global credit markets and the disruption in the normal flow of credit among financial institutions may adversely impact the availability and cost of credit, which could adversely affect our ability to refinance or restructure our debt or obtain any additional financing. There can be no assurances that government responses to the disruptions in the financial and credit markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit. We have also pledged substantially all of our assets to our existing lenders. As a result, we may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate net revenues.

We may incur additional indebtedness that contains terms that are superior to the rights of our existing senior subordinated notes and other debt.

We or our subsidiaries may need to issue additional debt or refinance existing debt in the near future. Our senior credit facility matures in March 2012 and our senior discount notes mature in October 2013. The terms of our senior subordinated notes and our other debt agreements permit us to incur additional debt subject to certain restrictions and conditions. In addition, we may seek the consent of our existing lenders and/or bond holders in order to incur additional debt for refinancing or other transactions. If future financing is raised through the issuance of additional debt, the terms of the new debt could have rights, privileges and preferences senior to those of our senior subordinated debt and other existing debt. In addition, any new debt financing may contain more restrictive covenants limiting our ability to operate our business, which could further exacerbate the risks discussed below under “—The restrictive covenants in our debt instruments may affect our ability to operate our business successfully.”

We have recently experienced fluctuating net revenues, net losses and Adjusted EBITDA, primarily as a result of the current economic conditions. If these conditions were to continue for an extended period of time or worsen, our ability to comply with our debt agreements, including financial covenants and ratios, and continue to operate our business as it is presently conducted, could be jeopardized.

We reported net revenues of $115.7 million, $102.9 million and $116.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. We reported net losses of $14.9 million, $112.6 million and $82.0 million and Adjusted EBITDA of $35.7 million, $34.6 million and $43.2 million, each for the years ended December 31, 2010, 2009 and 2008, respectively. If we were to experience continuing net losses and our net revenues and Adjusted EBITDA continued to fluctuate, there could be an adverse effect on our liquidity and capital resources, including but not limited to our failure to comply with the financial covenants or ratios included in our debt agreements. For instance, our senior credit facility requires us to maintain a total debt to EBITDA ratio and a senior secured debt to EBITDA ratio. We have also had negative cash flow from operations of $1.0 million and $2.1 million for the years ended December 31, 2010 and 2009, respectively. If events or circumstances occur such that we are not able to begin generating positive cash flow and operate our business as it is presently conducted, we may be required to seek a waiver or amendment from our existing lenders, refinance our existing debt, divest assets and/or obtain additional equity or debt financing. We can provide no assurance that any such transactions could be consummated on terms satisfactory to us or at all. Any default under our debt agreements, inability to renegotiate our debt agreements if required, obtain additional financing if needed or obtain waivers for any failure to comply with financial covenants and ratios would have a material adverse effect on our overall business and financial condition.

Our television and radio stations have been impacted by the general downturn in the U.S. economy and the local economies of the regions in which we operate and our owned and affiliated stations could be adversely affected by other changes in the advertising market as well.

Revenue generated by our owned and affiliated stations depends primarily upon the sale of advertising and is, therefore, subject to various factors that influence the advertising market for the broadcasting industry as a whole. Because advertising is largely a discretionary business expense, advertising expenditures generally tend to decline during an economic recession or downturn, such as the one that we recently experienced in the U.S. The recession has had an adverse effect on the advertising market, the industry of the advertisers that advertise on our stations and the fundamentals of our business, results of operations and financial position. As a result of the general economic downturn and the expected lower net revenue growth projections for the broadcast industry, we incurred non-cash broadcast license and long-lived impairment charges of $7.2 million and $126.5 million for the years ended December 31, 2010 and 2009, respectively. We may experience a further material adverse effect on our business as a result of the current economic conditions or the actions of the U.S. Government, Federal Reserve or other governmental and regulatory bodies, for the reported purpose of stabilizing the economy or financial markets may not achieve their intended effect. Additionally, some of these actions, including changes in tax laws applicable to advertisers, may adversely affect financial institutions, capital providers, advertisers as well as other consumers or our financial condition, results of operations or the trading price of our securities. Potential consequences of a weak economy or a global financial crisis include:

•

the financial condition of companies that advertise on our owned and affiliated stations, which may file for bankruptcy protection or face severe cash flow issues, may deteriorate and may result in a significant decline in our advertising revenue;

•	our affiliate television stations may have lower revenues that result from their own sales efforts as well as lower revenues from the national sales that we sell to broadcast on these stations;

•	our ability to borrow capital on terms and conditions that we find acceptable, or at all, may be limited, which could limit our ability to refinance our existing debt;

•	our ability to pursue the acquisition or divestiture of television or radio assets may be limited, as a result of these factors;

•	the possibility that our business partners could be negatively impacted and our ability to maintain these business relationships;

•	the possible further impairment of some or all of the value of our broadcast licenses; and

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

In addition, shifts in populations and demographics could adversely affect advertising expenditures. Consequently, our television and radio station revenues are likely to be adversely affected by shifts in Hispanic populations and demographics, a recession or downturn in the economies of Southern California, New York, Phoenix, Houston, Dallas, Salt Lake City, Denver, Chicago or other events or circumstances that adversely affect advertising activity.

Difficulties in the global capital and credit markets have affected and may continue to adversely affect our business, as well as the industries of many of our customers, which are cyclical in nature.

Some of the markets in which our advertisers participate, such as the services, telecommunications, automotive, fast food and restaurant, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. Recent declines in consumer and business confidence and spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and the profitability of our business. Our business is exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners. These conditions have resulted in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of customer advertising orders, cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. The continuation of any of these conditions may adversely affect our cash flow, profitability and financial condition. During 2008 and 2009, as a result of the global financial crisis and recession, lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers, reducing the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Although the markets have stabilized since early 2009, future disruption of the credit markets and/or sluggish economic growth in future periods could adversely affect our customers’ access to credit which supports the continuation and expansion of their businesses and could result in advertising or broadcast cancellations or suspensions, payment delays or defaults by our customers.

Cancellations or reductions of advertising could adversely affect our results of operations.

Neither we nor our affiliate stations generally obtain long-term commitments from advertisers. As a result, advertisers may cancel, reduce or postpone orders without penalty, which is more likely in a recessionary period like the one we recently experienced. Cancellations, reductions or delays in purchases of advertising could adversely affect our results of operations, especially if we are unable to replace these purchases. While a portion of our expenses are variable, the majority of our operating expenses are relatively fixed. Therefore, unforeseen decreases in advertising sales could have a material adverse impact on our results of operations.

We may suffer a decrease in advertising revenues due to competitive forces.

The success of our radio and television stations is primarily dependent upon their share of overall advertising revenues within their markets. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations, and some of the owners of those competing stations have greater resources than we do. As the Hispanic population grows in the U.S., more stations may begin competing with us by converting to a format similar to that of our stations.

In addition, our owned and affiliated stations have experienced increased competition for audiences and advertising revenue with other media, including cable television and to a lesser extent, satellite television, newspapers, magazines, the Internet, portable digital music players and outdoor advertising. Our radio stations also compete with satellite-based radio services. Our failure to offer advertisers effective, high quality media outlets could cause them to allocate more of their advertising budgets to our competitors, which could cause a decrease in our net revenues.

The loss of key personnel could disrupt our business and result in a loss of advertising revenues.

Our success depends in large part on the continued efforts, abilities and expertise of our officers and key employees and our ability to hire and retain qualified personnel. The loss of any member of our management team, particularly either of our founders, Jose Liberman and Lenard Liberman, could disrupt our operations and hinder or prevent implementation of our business plan, which could have a material and adverse effect on our business, financial condition and results of operations.

Our growth depends on successfully executing our affiliation and acquisition strategy.

As we have done in the past, we intend to continue to supplement our internal growth primarily by affiliating with television stations and secondarily by acquiring media properties that complement or augment our existing markets. We may not be able to identify suitable television stations to affiliate with or complete acquisitions of media properties because of competition among potential affiliates or buyers within that particular market. In addition, we may not be able to complete acquisitions of radio and television assets for many reasons, including:

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

If we are unable to successfully execute our affiliation and acquisition strategy, our growth may be impaired.

Furthermore, future acquisitions by us could also result in the following consequences:

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

If our relationships with our affiliate stations change in an adverse manner, it could negatively affect our business, revenue and results of operations.

In September 2009, we launched EstrellaTV, our U.S. Spanish-language television broadcast network. At the same time, we began affiliating with certain television stations to carry programming for EstrellaTV. Our strategy and future success depends on our ability to leverage our internally produced television programming through strong affiliate relationships. Currently, we have affiliate stations serving 29 U.S. designated market areas in 12 states. If our affiliation agreements with one or more of our affiliate stations are terminated or our relationships become adverse, it could have a material adverse effect on our business, revenue and results of operations, including our ability to enter into affiliation agreements with new stations in additional markets.

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

We have identified material weaknesses in our internal control over financing reporting as of December 31, 2010, that if not corrected, could result in material misstatements in our financial statements.

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

As of December 31, 2010 and 2009, our management, through documentation, testing and assessment of our internal control over financial reporting, concluded that we had material weaknesses. Based on the evaluations conducted as of such dates, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2010 and 2009. In 2009, the material weakness related to our improper treatment of certain temporary state tax credits and the classification of certain deferred tax accounts relating to our indefinite-lived intangible assets. See “Item 9A. Controls and Procedures” for more information. In 2010, the material weakness related to the deficiencies identified in 2009 that were not remediated as of December 31, 2010. Although we are in the process of addressing and remediating the deficiencies that gave rise to this material weakness, the deficiencies have not been remediated as of the date of this filing. The material weaknesses will not be fully remediated until, in the opinion of our management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness.

In future periods, if additional material weaknesses or significant deficiencies are revealed, the correction of any such material weakness or significant deficiency could require additional remedial measures including additional personnel which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting. If we fail to remedy our material weaknesses or should we determine in future fiscal periods that we have additional material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed.

We have a significant amount of intangible assets and we may never realize the full value of our intangible assets. We have recently recorded impairments of our television and radio assets.

Broadcast licenses totaled approximately $166.7 million and $161.7 million at December 31, 2010 and 2009, respectively, which was primarily attributable to historical asset acquisitions, partially offset by substantial broadcast license impairment charges in recent years. At the date of these acquisitions, the fair value of the acquired broadcast licenses equaled its book value. At least annually, we test our broadcast licenses for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of or affect the products or services sold by our businesses and a variety of other factors.

We recorded total impairment charges of $6.4 million, $126.5 million and $91.7 million for our radio and television broadcast licenses for the years ended December 31, 2010, 2009 and 2008, respectively.

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

The transmission of programming is subject to risks of equipment failure, including those failures caused by radio or television tower defects and destruction, natural disasters, power losses, low-flying aircraft, software errors or telecommunications errors. Disruption of our programming transmissions may occur in the future and other comparable transmission equipment may not be available. Any natural disaster, such as an earthquake, or extreme climatic event, such as fire, could result in the loss of our ability to broadcast. In September 2008, for example, Hurricane Ike caused substantial damage to several of our broadcast facilities in Texas, and resulted in many advertising cancellations and lost revenue from our inability to broadcast during that period. Also in October 2007, wildfires burned down our San Diego television station’s broadcasting facility, causing a disruption to service in that market until we resumed broadcasting in January 2008. In addition, our insurance may be inadequate to cover any damage to our properties from a natural disaster or extreme climatic event.

Further, we affiliate with, or own or lease antenna and transmitter space for each of our radio and television stations. If we were to lose any of our antenna tower leases or if any of our or our affiliate’s towers or transmitters were damaged, we or our affiliates may not be able to secure replacement leases on commercially reasonable terms, or at all, which could also prevent us from transmitting our signals. Disruptions in our ability to receive or transmit our broadcast signals could have a material adverse effect on our audience levels, advertising revenues and future results of operations.

If any of our stations are found to have violated any of the laws concerning the broadcast of indecent programming or any other FCC rules and regulations, we could face substantial fines and penalties and potentially risk having our FCC licenses revoked.

FCC complaints and/or investigations are pending with respect to alleged violation of the laws concerning the broadcast of indecent programming by our television stations in the Los Angeles, San Diego, Houston, Dallas and Salt Lake City markets, and we cannot predict the outcome of these complaints or investigations. The FCC has also indicated that there may be additional complaints pending against our radio and television stations for alleged violations of FCC rules, for indecent programming or other reasons, and we cannot predict the outcome of these complaints.

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

If we are unable to maintain our FCC license for any station, we would have to cease operations at that station and it could result in an acceleration of our indebtedness.

The success of our television and radio operations depends on acquiring and maintaining broadcast licenses issued by the FCC, which are typically issued for a maximum term of eight years and are subject to renewal. The license renewal applications for our radio stations have been granted by the FCC, and the licenses have been extended through 2013. The license renewal applications for our television stations in Los Angeles, Houston and Dallas are pending before the FCC. Any renewal applications submitted by us may not be approved, and the FCC may impose conditions or qualifications that could restrict our television and radio operations. Third parties may also challenge our renewal applications. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio or television station covered by the license, which could have a material adverse effect on our financial condition and results of operations.

In addition, LBI Media’s senior credit facilities require us to maintain all of our material FCC licenses. If the FCC were to revoke any of our material licenses, our lenders could declare all amounts outstanding under the senior credit facilities to be immediately due and payable, which would cause a cross-default under the indentures governing LBI Media’s senior subordinated notes and our senior discount notes. If our indebtedness is accelerated, we may not have sufficient funds to pay the amounts owed.

Our broadcast licenses could be revoked if more than 25% of our outstanding capital stock is owned of record or voted by non-U.S. citizens, foreign governments or non-U.S. corporations.

Under the Communications Act of 1934, or the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. Because of these restrictions, the licenses for our television and radio stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens in excess of these limitations.

The FCC’s National Broadband Plan may reduce the digital broadcast spectrum currently allocated to television broadcasters.

In connection with the National Broadband Plan, the FCC has solicited comments on proposals to (i) make broadcast spectrum allocations available for flexible use, including by non-broadcast services, (ii) establish a licensing framework to allow two or more broadcast stations to share a 6 MHz channel, and (iii) improve the reception of VHF signals. Our EstrellaTV network operates primarily on the secondary digital spectrum on most of our affiliate stations. While we cannot predict how the National Broadband Plan will be implemented, a reduction in the spectrum currently allocated to television broadcasters could adversely impact our stations and our ability to capitalize on the network, as a reduction could cause our affiliates to reduce the spectrum available to EstrellaTV or to altogether terminate its affiliation with EstrellaTV. This could have an adverse impact on our ratings and our ability to attract Spanish network advertising budgets. Moreover, it cannot be certain how the FCC’s efforts to secure additional spectrum for mobile wireless communications will affect television broadcasting generally, and the continued operation of low power television stations in particular.

Any change in current laws or regulations that eliminate or limit our ability to require cable systems to carry our full power television stations could result in the loss of coverage in those markets, which could result in a decrease in our market ratings and a potential loss of advertising revenues.

Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, or the 1992 Cable Act, we currently may demand carriage of our full power television stations on a specific channel on cable systems within our local markets. Alternatively, television stations may be carried on cable systems pursuant to retransmission consent agreements negotiated between the television station and the cable operator. Our television stations in Los Angeles, Houston, Dallas-Fort Worth, Denver and Salt Lake City currently rely on “must carry” rights to gain access to the local cable. Our low power television stations in San Diego and Chicago are carried by certain cable systems pursuant to retransmission consent agreements. We may acquire other full or low power television stations that secure cable carriage through retransmission consent agreements. If the current laws or regulations were changed or new laws were adopted that eliminate or limit our ability to require cable systems to carry our full power television stations and/or if we are unable to successfully negotiate for carriage through retransmission consent agreements, this could result in the loss of market coverage of our television stations, which would decrease our market ratings in those cities and potentially result in a decrease in our net advertising revenues or an increase in our operating expenses to maintain the same coverage.

Direct broadcast satellite companies may not continue to carry our local television stations, which could result in a decrease in our market ratings and a potential loss of advertising revenues.

Similar to the 1992 Cable Act, the 2010 Satellite Television Extension and Localism Act requires direct broadcast satellite companies that elect to transmit local television stations to offer all other qualified local television stations in that market. This is known as the “carry one/carry all” rule. We have qualified our television stations in Los Angeles, Houston, Dallas-Fort Worth, Denver and Salt Lake City under this rule, and these stations are currently being broadcast on the satellite systems electing to carry local television stations in those markets. Because we rely on the carry one/carry all rule in these markets, if the satellite providers in Los Angeles, Houston, Dallas-Fort Worth, Denver or Salt Lake City elect to discontinue transmitting local television stations or if the current laws or regulations were changed or new laws were adopted, this could result in the loss of market coverage of our television stations, which would decrease our market ratings in those cities and potentially result in a decrease in our net advertising revenues or an increase in our operating expenses to maintain the same coverage.

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

The television and radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies, including the following:

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

In connection with the sale of Liberman Broadcasting’s Class A common stock, our parent, Liberman Broadcasting, and stockholders of Liberman Broadcasting entered into an investor rights agreement on March 30, 2007. Pursuant to this investor rights agreement, as amended, some of the minority stockholders of Liberman Broadcasting have the right to consent, in their sole discretion, to certain transactions involving us, Liberman Broadcasting, and our subsidiaries, including, among other things, certain acquisitions or dispositions of assets by us, our parent, or our subsidiaries. As a result, we may not be able to complete certain desired transactions if we are unable to obtain the consent of the required stockholders.

Certain of our parent’s minority stockholders have rights under the investor rights agreements that may require our parent to register the resale of common stock held by those investors and list our parent’s common stock on an exchange and the obligations associated with being a publicly traded company will require significant resources, which may divert from our business operations.

Certain of the minority stockholders of our parent, Liberman Broadcasting, have the right to demand the registration of the resale of their shares of common stock of Liberman Broadcasting and the listing of the common stock on an exchange. Because our parent is a holding company with substantially no assets, operations or cash flows other than its investment in its subsidiaries, we may be required to incur substantial costs and expend significant resources in connection with such registration and listing that do not currently apply to us as a voluntary filer. We cannot predict or estimate the amounts of additional costs that we may incur in order to comply with the requirements of our parent being a publicly traded company. We anticipate that these costs will significantly increase Liberman Broadcasting’s and our general and administrative expenses.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

•	sufficient cash to meet our debt service obligations;

•	general economic conditions in the U.S. and in the regions in which operate;

•	our dependence on advertising revenues;

•	changes in rules and regulations of the FCC;

•	our ability to attract, motivate and retain key personnel;

•	our ability to successfully affiliate with radio and television stations or convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	potential disruption from natural hazards, equipment failure, power loss and other events or occurrences;

•	strong competition in the radio and television broadcasting industries;

•	our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	compliance with our restrictive covenants on our debt instruments; and

•	our ability to obtain regulatory approval for future acquisitions.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. The forward-looking statements in this Annual Report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors noted elsewhere in this Annual Report, or other documents that we file from time to time with the Securities and Exchange Commission, particularly our Quarterly Reports on Form 10-Q and any Current Reports on

Form 8-K. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The types of properties required to support our radio and television stations include offices, studios and transmitter and antenna sites. Through our indirect, wholly owned subsidiary, we own studio and office space at 1845 West Empire Avenue, Burbank, California 91504. This property is subject to a mortgage in favor of Jefferson Pilot Financial, with whom one of our indirect subsidiaries has entered into a loan agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Empire Burbank Studios’ Mortgage Note.” We also own studio and office space at 1813 Victory Place, Burbank, California 91504 and at 2820 Hollywood Way, Burbank, California 91504. In addition, we own offices, studio and production facilities in Houston and Dallas, Texas for our operations there. We own a number of our transmitter and antenna sites and lease or license the remainder from third parties. We generally select our tower and antenna sites to provide maximum market coverage. In general, we do not anticipate difficulties in renewing these site leases. We believe our facilities are generally in good condition and suitable for our operations.

ITEM 3.	LEGAL PROCEEDINGS

In 2008, we began negotiations with Broadcast Music, Inc. (“BMI”) related to disputes over royalties owed to BMI. In October 2009, we settled all royalty disputes relating to our television stations as well as royalties owed for periods prior to December 31, 2006 for our radio stations. The remaining outstanding dispute relates to our radio stations for the period commencing January 1, 2007, for which we have filed an application for a reasonable license under BMI’s antitrust consent decree (the “post-court period”). As of December 31, 2010, we have reserved approximately $1.2 million relating to the post-court period dispute with BMI. Such reserve is included in accrued liabilities in the accompanying consolidated balance sheet. We believe this reserve, all of which relates to the post-court period, is adequate as of December 31, 2010.

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

Dividends

LBI Media Holdings paid distributions to its parent of approximately $10,000 and $107,000 for the years ended December 31, 2010 and 2009, respectively. LBI Media’s senior credit facilities, the indentures governing its senior subordinated notes and LBI Media Holdings’ senior discount notes impose restrictions on the payment of cash dividends or payments on account of or on redemption, retirement or purchase of its common stock or other distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

LBI Media Holdings did not sell any securities during the fourth quarter of the fiscal year ended December 31, 2010.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

LBI Media Holdings has not reacquired any of its equity securities during the fourth quarter of the fiscal year ended December 31, 2010.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Statement of Operations Data:
Net revenues:
Radio	$59,949	$59,120	$65,301	$59,846	$50,105
Television	55,787	43,801	51,011	54,428	56,572

Total net revenues	115,736	102,921	116,312	114,274	106,677
Operating expenses (exclusive of deferred (benefit) compensation, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets shown below)	81,630	68,303	73,092	66,788	58,799
Deferred (benefit) compensation	—	—	—	(3,952)	948
Depreciation and amortization	10,042	9,703	9,943	8,936	7,009
Loss on sale and disposal of property and equipment	611	1,807	3,506	—	—
Gain on assignment of asset purchase agreement	(1,599)	—	—	—	—
Impairment of broadcast licenses and long-lived assets	7,222	126,543	91,740	8,143	2,844

Total operating expenses	97,906	206,356	178,281	79,915	69,600

Operating income (loss)	17,830	(103,435)	(61,969)	34,359	37,077
Gain (loss) on note purchases and redemptions	302	520	12,495	(8,776)	—
Interest expense and other income, net	(33,106)	(33,669)	(36,993)	(36,286)	(31,297)
Interest rate swap income (expense)	2,088	2,393	(3,433)	(2,410)	(1,784)
Equity in losses of equity method investment	—	(112)	(280)	—	—
Impairment of equity method investment	—	—	(160)	—	—

(Loss) income from continuing operations before (provision for) benefit from income taxes	(12,886)	(134,303)	(90,340)	(13,113)	3,996
(Provision for) benefit from income taxes	(2,058)	20,261	7,191	(44,561)	1,263

(Loss) income from continuing operations	(14,944)	(114,042)	(83,149)	(57,674)	5,259
Discontinued operations, net of income taxes (including gain on sale of assets of $1,245 in 2009)	—	1,398	1,156	1,161	1,163

Net (loss) income	$(14,944)	$(112,644)	$(81,993)	$(56,513)	$6,422

Other Data:
Adjusted EBITDA (1)	$35,731	$34,646	$43,220	$43,844	$46,930
Cash interest expense (2)	$31,416	$31,672	$28,895	$29,653	$24,050
Cash flows (used in) provided by operating activities	$(993)	$(2,108)	$15,775	$7,099	$25,422
Cash flows used in investing activities	$(21,982)	$(3,181)	$(17,537)	$(50,288)	$(109,617)
Cash flows provided by financing activities	$23,091	$5,017	$515	$43,385	$83,899

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$294	$178	$450	$1,697	$1,501
Working capital (deficit)	$3,455	$2,801	$2,798	$4,456	$(7,206)
Broadcast licenses, net	$166,653	$161,660	$292,343	$382,574	$357,870
Total assets	$310,952	$298,844	$428,187	$516,691	$482,196
Total debt (3)	$445,371	$422,224	$417,345	$422,761	$413,827
Total stockholder’s (deficiency) equity	$(182,170)	$(167,242)	$(54,519)	$27,716	$38,583

(1)	We define Adjusted EBITDA as net income or loss less discontinued operations, net of income taxes, plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, gain or loss on note purchases and redemptions, net interest expense, interest rate swap expense or income, impairment of broadcast licenses and long-lived assets, depreciation and amortization, stock-based compensation expense, impairment of equity method investment and equity in gain or loss of equity method investment. Management considers this measure an important indicator of our financial performance relating to our operations because it eliminates the effects of our discontinued operations, certain non-cash items and our capital structure. In addition, it provides useful information to investors regarding our financial condition, results of operations and our historical ability to service debt. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), such as cash flows from operating activities, operating income or loss and net income or loss. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “Item 7. Management’s Discussion and Analysis of Finance Condition and Results of Operations—Non-GAAP Financial Measure.”

The table set forth below reconciles net (loss) income, calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Net (loss) income	$(14,944)	$(112,644)	$(81,993)	$(56,513)	$6,422
Add:
Provision for (benefit from) income taxes	2,058	(20,261)	(7,191)	44,561	(1,263)
Interest expense and other income, net	33,106	33,669	36,993	36,286	31,297
Impairment of equity method investment	—	—	160	—	—
Equity in losses of equity method investment	—	112	280	—	—
Interest rate swap (income) expense	(2,088)	(2,393)	3,433	2,410	1,784
Impairment of broadcast licenses and long-lived assets	7,222	126,543	91,740	8,143	2,844
Depreciation and amortization	10,042	9,703	9,943	8,936	7,009
Loss on sale and disposal of property and equipment	611	1,807	3,506	—	—
Stock-based compensation expense	26	28	—	—	—
Less:
Discontinued operations, net of income taxes	—	(1,398)	(1,156)	(1,161)	(1,163)
(Gain) loss on note purchases and redemptions	(302)	(520)	(12,495)	1,182	—

Adjusted EBITDA	$35,731	$34,646	$43,220	$43,844	$46,930

Excluding the one-time charge of $7.6 million related to the early redemption premium paid on LBI Media’s 10 1/8% senior subordinated notes in 2007, Adjusted EBITDA for the year ended December 31, 2007 was $51.4 million. The following is a reconciliation of our Adjusted EBITDA, as reported, to our Adjusted EBITDA excluding this one-time redemption charge for the year ended December 31, 2007:

2007
Adjusted EBITDA, as reported	$43,844
Early redemption premium on 10 1/8% senior subordinated notes	7,594

Adjusted EBITDA, excluding one-time redemption charge	$51,438

(2)	Represents cash paid for interest. Does not include accrued but unpaid interest expense.
(3)	Total debt does not include the 9% subordinated notes issued by Liberman Broadcasting, Inc., our parent, for the year ended December 31, 2006. These notes were repaid in March 2007 with a portion of the proceeds from the sale of Liberman Broadcasting, Inc.’s Class A common stock. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Sale and Issuance of Liberman Broadcasting’s Class A Common Stock.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own and operate radio and television stations in Los Angeles (including Riverside and San Bernardino counties), California, Houston, Texas and Dallas, Texas and television stations in San Diego, California, Salt Lake City, Utah, Phoenix, Arizona, New York, New York, Denver, Colorado and Chicago, Illinois. Our radio stations consist of five FM and two AM stations serving Los Angeles, California and its surrounding areas, five FM and three AM stations serving Houston, Texas and its surrounding areas, and five FM stations and one AM station serving Dallas-Fort Worth, Texas and its surrounding areas. Our nine television stations consist of five full-power stations serving Los Angeles, California, Houston, Texas, Dallas-Fort Worth, Texas, Salt Lake City, Utah and Denver, Colorado. We also own four low-power television stations serving the San Diego, California, Phoenix, Arizona, New York, New York and Chicago, Illinois markets.

In addition, we operate a television production facility in Burbank, California that we use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth, Texas, that allow us to produce programming in those markets as well. We have purchased another television production facility in Burbank and expect to be able to begin production at this facility during 2011. We have entered into time brokerage agreements with third parties for four of our radio stations and one of our low-power television stations.

We are also affiliated with television stations in various states serving 29 designated market areas, including seven each in California and Texas, four in Florida, two each in Arizona and Nevada, and one each in Kansas, Nebraska, New Mexico, New York, North Carolina, Oklahoma, and Oregon. We distribute our EstrellaTV programming to these stations and we share in the available advertising time to be sold on these affiliate stations while our EstrellaTV programming is broadcasting. Our EstrellaTV network broadcasts in 37 DMAs that comprise approximately 77% of U.S. Hispanic television households. In addition to the advertising time we retain, through our wholly owned national sales organization, Spanish Media Rep Team, we also sell national air time for the affiliates and earn a commission based on those sales. In addition, we syndicate and air on our owned and operated radio stations our popular radio morning show, El Show de Don Cheto, in 15 markets.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national (including network) advertising time on our owned and affiliated radio and television stations and the sale of time to brokered or infomercial customers on our radio and television stations. Beginning in September 2009, we also began generating advertising sales on our affiliated stations that broadcast our “EstrellaTV” network programming.

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

Our primary expenses are employee compensation, including commissions paid to our local and national sales staffs, promotion, selling, programming and engineering expenses, general and administrative expenses, and interest expense. Our programming expenses for television consist of amortization of capitalized costs related to the production of original programming content, production of local newscasts and, to a lesser extent, the amortization of television programming content acquired from other sources. Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. Our senior credit facilities mature in March 2012 and our senior discount notes mature in October 2013. We intend to pursue one or more alternative strategies in the future to meet our upcoming debt obligations, such as refinancing or restructuring our indebtedness, selling equity securities or selling assets.

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

Dispositions

In December 2009, two of our indirect, wholly owned subsidiaries, Liberman Broadcasting of Houston LLC and Liberman Broadcasting of Houston License LLC, completed the sale of selected assets of radio station KSEV-AM, 700AM, licensed to Tomball, Texas, to Patrick Broadcasting, LP, pursuant to an asset purchase agreement entered into by the parties in October 2009. Those assets included, among other things, (i) licenses and permits authorized by the Federal Communications Commission, or FCC, for or in connection with the operation of the station, (ii) the antenna and transmission facility, and (iii) broadcast and other studio equipment used to operate the station. The total aggregate sale price of approximately $6.5 million was paid in cash. We used the net proceeds from the sale to repay outstanding borrowings under LBI Media’s senior revolving credit facility. The accompanying consolidated financial statements reflect the operating results of radio station KSEV-AM as discontinued operations for all periods presented.

Acquisitions

WESV-LP. In December 2010, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, as buyers, consummated the acquisition of selected assets of low-power television station W40BY, licensed to Palatine, Illinois, from Trinity Broadcasting Network, pursuant to an asset purchase agreement entered into by the parties in February 2010. Subsequent to the purchase, we changed the call letters of the station to WESV. The total purchase price of approximately $1.3 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The purchase of these assets represents the first television station we have owned in the Chicago market.

KETD-TV. In June 2010, KRCA Television LLC and KRCA License LLC consummated the acquisition of selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from LeSEA Broadcasting Corporation, pursuant to an asset purchase agreement entered into by the parties in January 2010. Subsequent to the purchase, we changed the call letters of the station to KETD. The total aggregate purchase price of approximately $6.5 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities and (iii) broadcast and other studio equipment used to operate the station. The purchase of these assets represents the first television station we have owned in the Denver market.

WASA-LP. In February 2010, KRCA Television LLC and KRCA License LLC consummated the acquisition of selected assets of low-power television station WASA-LP, Channel 25, licensed to Port Jervis, New York, from Venture Technologies, Group, LLC, pursuant to an asset purchase agreement entered into by the parties in November 2008. The total purchase price of approximately $6.0 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. The selected assets primarily included licenses and permits authorized by the FCC for or in connection with the operation of the station. The purchase of these assets represents the first television station we have owned in the New York market.

KVPA-LP. In December 2008, KRCA Television LLC and KRCA License LLC consummated the acquisition of selected assets of low-power television station KVPA-LP, Channel 42, licensed to Phoenix, Arizona, from Latin America Broadcasting of Arizona, Inc., pursuant to an asset purchase agreement entered into by the parties in August 2008. The total purchase price of approximately $1.4 million was primarily paid for in cash. The assets acquired included, among other things, (i) licenses and permits authorized by the

FCC for or in connection with the operation of the station and (ii) transmission and other broadcast equipment used to operate the station. The purchase of these assets represents the first television station we have owned in the Phoenix market.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net revenues:
Radio	$59,949	$59,120	$65,301
Television	55,787	43,801	51,011

Total	$115,736	$102,921	$116,312

Total operating expenses before depreciation and amortization, loss on sale and disposal of property and equipment, impairment of broadcast licenses and long-lived assets, and stock-based compensation expense:

Radio	$33,288	$34,597	$34,570
Television	48,316	33,678	38,522

Total	$81,604	$68,275	$73,092

Gain on assignment of asset purchase agreement
Radio	$(1,599)	$—	$—
Television	—	—	—

Total	$(1,599)	$—	$—

Depreciation and amortization:
Radio	$5,355	$4,841	$5,029
Television	4,687	4,862	4,914

Total	$10,042	$9,703	$9,943

Loss on sale and disposal of property and equipment:
Radio	$299	$182	$1,355
Television	312	1,625	2,151

Total	$611	$1,807	$3,506

Impairment of broadcast licenses and long-lived assets:
Radio	$39	$79,040	$60,340
Television	7,183	47,503	31,400

Total	$7,222	$126,543	$91,740

Stock-based compensation expense:
Corporate	$26	$28	$—

Total	$26	$28	$—

Operating income (loss):
Radio	$22,567	$(59,540)	$(35,993)
Television	(4,711)	(43,867)	(25,976)
Corporate	(26)	(28)	—

Total	$17,830	$(103,435)	$(61,969)

Adjusted EBITDA (1):
Radio	$28,260	$24,523	$30,731
Television	7,471	10,123	12,489
Corporate	—	—	—

Total	$35,731	$34,646	$43,220

Total assets:
Radio	$180,339	$182,242	$266,040
Television	117,867	101,450	134,771
Corporate	12,746	15,152	27,376

Total	$310,952	$298,844	$428,187

(1)	We define Adjusted EBITDA as net income or loss less discontinued operations, net of income taxes, plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, gain or loss on note purchases and redemptions, net interest expense, interest rate swap expense or income, impairment of broadcast licenses and long-lived assets, depreciation and amortization, stock-based compensation expense, impairment of equity method investment and equity in gain or loss of equity method investment. We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Revenues. Net revenues increased by $12.8 million, or 12.5%, to $115.7 million for the year ended December 31, 2010, from $102.9 million in 2009. The change was primarily attributable to increased advertising revenue from our EstrellaTV national network, as well as modest overall revenue growth from both our owned and operated stations in our television and radio segments.

Net revenues for our radio segment increased by $0.8 million, or 1.4%, to $59.9 million for the year ended December 31, 2010, from $59.1 million for the same period in 2009. This change was primarily attributable to a modest increase in advertising revenue in our Dallas market, partially offset by slight declines in our Southern California and Houston markets.

Net revenues for our television segment increased by $12.0 million, or 27.4%, to $55.8 million for the year ended December 31, 2010, from $43.8 million in 2009. This increase was primarily attributable to increased advertising revenue in our television segment, reflecting incremental revenue from our EstrellaTV national television network, as well as growth in our California and Texas markets. This net revenue growth was consistent throughout the year as our owned and operated television station group increased by $0.2 million, $0.6 million, $0.5 million and $0.7 million in the fourth, third, second and first quarters of 2010, respectively, as compared to the same quarterly periods in 2009.

We currently expect net revenue to increase in 2011 as compared to 2010 in both our radio and television segments, primarily due to projected improvements in the U.S. national and local economies, which we expect to result in increased advertising time sold and higher rates. We also expect our net revenues to benefit from the continued expansion of our EstrellaTV national television network.

Total operating expenses. Total operating expenses decreased by $108.4 million, or 52.6%, to $97.9 million for the year ended December 31, 2010 from $206.3 million for the same period in 2009. The decrease was primarily attributable to a $119.3 million decrease in broadcast license and long-lived asset impairment charges. Excluding the impact of the impairment charges, total operating expenses increased by $10.9 million, or 13.6%, to $90.7 million for the year ended December 31, 2010. This increase was primarily attributable to a $13.4 million increase in program and technical expenses, resulting from (a) an increase in amortization of capitalized costs related to the production of original programming content and (b) incremental costs related to our EstrellaTV network including satellite costs, ratings service costs, and related costs.

These increases were partially offset by a $1.6 million gain on our assignment of an asset purchase agreement to acquire the selected assets of a radio station to a third party and a $1.2 million reduction in loss on sale and disposal of property and equipment, resulting from the absence in 2010 of the disposal of certain analog television transmission equipment.

Total operating expenses for our radio segment decreased by $81.3 million, or 68.5%, to $37.4 million for the year ended December 31, 2010, from $118.7 million in 2009. This change was primarily attributable to (a) a $79.0 million decrease in broadcast license and long-lived asset impairment charges, (b) a $1.6 million gain on our assignment of an asset purchase agreement to a third party, (c) a $0.9 million decrease in selling, general, and administrative, primarily reflecting lower bad debt reserves and professional fees and (d) a $0.5 million decrease in program and technical expenses, primarily reflecting a reduction in music license fees. These decreases were partially offset by a $0.6 million increase in depreciation and amortization expenses and loss on sale and disposal of property and equipment.

Total operating expenses for our television segment decreased by $27.2 million, or 31.0%, to $60.5 million for the year ended December 31, 2010, from $87.7 million for the same period in 2009. This change was primarily attributable to a $40.3 million decrease in broadcast license and long-lived asset impairment charges. Excluding the impact of the impairment charges, total operating expenses increased by $13.1 million, or 32.7%, to $53.3 million for the year ended December 31, 2010. This increase was primarily due to an $13.9 million increase in programming and technical expenses, resulting from increased amortization of capitalized television production costs and incremental costs related to our EstrellaTV network, and a $0.7 million increase in selling, general and administrative expenses primarily due to additional sales personnel for the network, partially offset by a $1.3 million reduction in loss on sale and disposal of property and equipment, resulting from the absence in 2010 of the disposal of certain analog transmission equipment.

We currently anticipate that our total operating expenses, before consideration of any impairment charges, will increase in 2011 as compared to 2010. We anticipate higher programming costs for our television segment and increased personnel and promotional expenses relating to the expansion of our EstrellaTV network. This expectation could be negatively impacted by the number and size of additional radio and television assets that we acquire, if any, during 2011.

Gain on note purchases. During the years ended December 31, 2010 and 2009, we purchased approximately $3.6 million and $1.0 million, respectively, aggregate principal amount of our outstanding 11% senior discount notes in open market transactions. We purchased these notes at discounts to face value, and accordingly recorded a pre-tax gain of approximately $0.3 million and $0.5 million during the years ended December 31, 2010 and 2009, respectively. (See “Liquidity and Capital Resources—Senior Discount Notes”)

Interest expense and interest and other income, net. Interest expense and other income, net, decreased by $0.6 million, or 1.7%, to $33.1 million for the year ended December 31, 2010, from $33.7 million for the corresponding period in 2009. Although the average debt balance increased, our weighted average interest rate was lower during the year ended December 31, 2010, as compared to the same period in 2009.

Our interest expense may increase in 2011 if we borrow additional amounts under LBI Media’s senior revolving credit facility to fund operations or acquire additional radio or television station assets, or if we incur additional long-term debt.

Interest rate swap income (expense). Interest rate swap income (expense) was income of $2.1 million for the year ended December 31, 2010, as compared to income of $2.4 million for 2009, a change of $0.3 million. Interest rate swap income (or expense) reflects changes in the estimated fair market value of our interest rate swap during the respective period.

Equity in losses of equity method investment. In April 2008, one of our indirect, wholly owned subsidiaries purchased a 30% interest in PortalUno, Inc., or PortalUno, a development stage, online search engine for the Hispanic community. As of January 2010, our share of PortalUno’s cumulative losses had exceeded the cost basis of our investment in PortalUno, and accordingly, no losses related to this equity method investment were recorded during 2010. Equity in losses of equity method investment of $0.1 million for the year ended December 31, 2009 represented our share of PortalUno’s loss for that year.

Provision for (benefit from) income taxes. During the year ended December 31, 2010, we recorded income tax expense of $2.1 million as compared to a benefit of $20.3 million for the same period in 2009. The $22.4 million change in income tax expense is primarily attributable to changes in our deferred tax (and related valuation allowance) account balances associated with our indefinite-lived assets, resulting from higher broadcast license impairment charges recorded in 2009 as compared to 2010.

Discontinued operations, net of income taxes. In December 2009, we completed the sale of radio station KSEV-AM in our Texas market for approximately $6.5 million in cash. In accordance with Accounting Standards Codification (“ASC”) 360-10 “Discontinued Operations”, or ASC 360-10, we reported the operating results KSEV-AM in discontinued operations within the accompanying consolidated statements of operations for all periods presented. Discontinued operations, net of income taxes, was $1.4 million for the year ended December 31, 2009.

Net loss. We recognized a net loss of $14.9 million for the year ended December 31, 2010, as compared to a net loss of $112.6 million for the same period of 2009, a change of $97.7 million. The change was primarily attributable to a $119.3 million decrease in broadcast license and long-lived asset impairment charges, partially offset by a $22.3 million increase in income tax expense and other factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $1.1 million, or 3.2%, to $35.7 million for the year ended December 31, 2010, as compared to $34.6 million for the same period in 2009. This change was primarily attributable to the increase in revenues in our television segment and the $1.6 million gain on assignment of an asset purchase agreement to a third party, partially offset by the increase in program and technical expenses.

Adjusted EBITDA for our radio segment increased by $3.7 million, or 15.1%, to $28.2 million for the year ended December 31, 2010, as compared to $24.5 million in 2009. The increase was primarily the result of the $1.6 million gain on assignment of an asset purchase agreement to a third party, higher net revenues and decreases in program and technical and selling, general and administrative expenses.

Adjusted EBITDA for our television segment decreased by $2.6 million, or 25.7%, to $7.5 million for the year ended December 31, 2010, from $10.1 million for the same period in 2009. This decrease was primarily the result of higher program and technical costs and selling, general and administrative expenses, partially offset by an increase in advertising revenues.

For a reconciliation of Adjusted EBITDA to net (loss) income, see footnote (2) under “Item 6. Selected Financial Data.”

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

Net revenues for our television segment decreased by $7.2 million, or 14.1%, to $43.8 million for the year ended December 31, 2009, from $51.0 million in 2008. The decrease was attributable to lower advertising revenue in all of our markets, reflecting the downturn in the local and U.S. economies. This decrease was partially offset by incremental revenue from our EstrellaTV national television network. Net revenues from our owned and operated television stations decreased by $8.3 million, or 16.2%.

Total operating expenses. Total operating expenses increased by $28.0 million, or 15.7%, to $206.3 million for the year ended December 31, 2009 from $178.3 million for the same period in 2008. The increase was primarily attributable to a $34.8 million increase in broadcast license and long-lived asset impairment charges, primarily due to additional charges recorded in 2009 in our Southern California radio and television markets. These increases were partially offset by:

(1)	a $3.2 million decrease in selling, general and administrative expenses, primarily due to (a) lower sales commissions expenses, reflecting lower net revenues and commission rates, and (b) a reduction in employee benefit costs;

(2)	a $1.7 million decline in loss on disposal of property and equipment, primarily resulting from (a) a reduction in obsolete transmission equipment disposals in 2009 and (b) the absence of asset disposals in 2009 related to the Hurricane Ike natural disaster in 2008;

(3)	a $1.6 million decrease in programming and technical expenses, primarily resulting from an increase in management’s estimate of the period over which certain of our internally produced programs contribute to our revenues. Prior to January 1, 2009, television production costs for all programs were charged to operating expense as incurred because we had estimated that the useful lives of these programs did not exceed beyond the initial airing or did not have revenue directly attributable to the production. Beginning January 1, 2009, we determined, based on an evaluation of our historical programming data, that certain of our television programs have demonstrated the ability to generate gross revenues beyond initial airing, and therefore, television production costs for these programs are charged to operating expense based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources on an individual program basis. If we had not made this change and continued to expense television production costs for these programs as incurred as we had in the prior fiscal year, our program and technical expenses would have been approximately $5.5 million higher for the year ended December 31, 2009. The decline in program and technical expenses was also due to lower payroll expenses resulting from staff reductions. However, the overall decrease in program and technical expenses was partially offset by higher ratings service costs and music license fees;

(4)	a $0.2 million decrease in depreciation and amortization; and

(5)	a $0.1 million decrease in promotional expenses.

Total operating expenses for our radio segment increased by $17.3 million, or 17.2%, to $118.6 million for the year ended December 31, 2009, from $101.3 million in 2008. This change was primarily attributable to (a) an $18.7 million increase in broadcast license and long-lived asset impairment charges primarily due to additional impairments realized in 2009 relating to our Southern California stations, and (b) a $0.2 million increase in programming and technical expenses. These increases were partially offset by:

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

Total operating expenses for our television segment increased by $10.7 million, or 13.9%, to $87.7 million for the year ended December 31, 2009, from $77.0 million for the same period in 2008. This change was primarily attributable to a $16.1 million increase in broadcast license and long-lived asset impairment charges, partially offset by:

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

Gain on note purchases. In the fourth quarter of 2008, we purchased in various open market transactions, approximately $22.0 million aggregate principal amount of our outstanding 11% senior discount notes at a weighted average redemption price of 43.321% of face value. These purchases resulted in a combined pre-tax gain of approximately $12.5 million. In the second quarter of 2009, we purchased an additional $1.0 million aggregate principal of our outstanding 11% senior discount notes on the open market at a purchase price of 48.0% of the principal amount. The purchase resulted in a pre-tax gain of approximately $0.5 million (see “Liquidity and Capital Resources—Senior Discount Notes”).

Interest expense and interest and other income, net. Interest expense and interest and other income, net, decreased by $3.6 million, or 9.0%, to $33.7 million for the year ended December 31, 2009, from $37.0 million for the corresponding period in 2008. Although the average debt balance under LBI Media’s senior secured credit facilities was higher in 2009, as compared to the same period in 2008, the average interest rates were lower during 2009, which more than offset the higher debt balances. In addition, our senior discount notes began accruing cash interest at 11% in October 2008, which was lower than the effective yield at which the notes had been previously accreting. As a result, interest expense related to our senior discount notes decreased by $2.0 million during the year ended December 31, 2009, as compared to the same period in 2008.

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

(Provision for) benefit from income taxes. During the year ended December 31, 2009, we recognized an income tax benefit of $20.3 million as compared to an income tax benefit of $7.2 million for the same period in 2008. The $13.1 million increase in our income tax benefit primarily reflects changes in our deferred tax (and related valuation allowance) account balances associated with our indefinite-lived assets, resulting from higher broadcast license impairment charges recorded in 2009 as compared to 2008.

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

Net loss. We recognized a net loss of $112.6 million for the year ended December 31, 2009, as compared to a net loss of $82.0 million for the same period of 2008, an increase of $30.6 million. The change was primarily attributable to (a) a $34.8 million increase in broadcast license and long-lived asset impairment charges and (b) a $13.4 million decrease in net revenue. These increases were partially offset by a $13.1 million increase in income tax benefit and other factors noted above.

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

For a reconciliation of Adjusted EBITDA to net (loss) income, see footnote (2) under “Item 6. Selected Financial Data.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and available borrowings under LBI Media’s $150.0 million senior revolving credit facility.

LBI Media’s Senior Credit Facilities. In May 2006, LBI Media refinanced its prior $220.0 million senior revolving credit facility with a $150.0 million senior revolving credit facility and a $110.0 million senior term loan facility. In January 2008, LBI Media entered into a commitment increase agreement pursuant to which its senior term loan facility increased by $10.0 million from $108.4 million (net of principal repayments from May 2006 through January 2008) to $118.4 million. LBI Media borrowed the full amount of the increase in the commitment. The senior credit facilities mature on March 31, 2012. As a result, we are currently exploring refinancing alternatives for LBI Media’s senior credit facilities, which may include the incurrence of additional senior debt.

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

Under the senior revolving credit facility, LBI Media has a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to LBI Media under the senior revolving credit facility and may not exceed the lesser of $5.0 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the senior revolving credit facility. Under the senior term loan facility, each quarter, LBI Media must pay 0.25% of the original principal amount of the term loans (repayment of $275,000 per quarter as of December 31, 2010), plus 0.25% of the additional amount borrowed in January 2008 (repayment of $25,000 per quarter as of December 31, 2010) and 0.25% of any additional principal amount incurred in the future under the senior term loan facility.

As of December 31, 2010, LBI Media had approximately $61.4 million aggregate principal amount outstanding under the senior revolving credit facility and $114.5 million aggregate principal amount of outstanding senior term loans. Since December 31, 2010, LBI Media has borrowed, net of repayments, approximately $7.2 million under its senior secured revolving credit facility.

Borrowings under the senior credit facilities bear interest based on either, at LBI Media’s option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. Including the $10.0 million increase to LBI Media’s senior secured term loan facility in January 2008, the applicable margin for term loans ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those loans are incurred. Interest on base rate loans is payable quarterly in arrears, and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media pays a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At December 31, 2010, borrowings under LBI Media’s senior credit facilities bore interest at rates between 1.76% and 4.25%, including the applicable margin.

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

LBI Media’s senior credit facilities contain customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the senior credit facilities. Under the senior revolving credit facility, LBI Media must also maintain its material FCC licenses and maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement). As of December 31, 2010, LBI Media was in compliance with all such covenants.

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

Senior Discount Notes. In October 2003, we issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest did not accrue and was not payable on the senior discount notes prior to October 15, 2008, and instead the accreted value of the senior discount notes increased until such date. Since October 15, 2008, cash interest began to accrue on the senior discount notes at a rate of 11% per year and is payable semi-annually on each April 15 and October 15. We may redeem the senior discount notes at any time at redemption prices specified in the indenture governing our senior discount notes, plus accrued and unpaid interest.

In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, in aggregate principal amount of our senior discount notes. These purchases were conducted in various open market transactions at purchase prices of 91.5%, 48.0% and 43.321%, of the principal amount in 2010, 2009 and 2008, respectively.

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

The following table summarizes our various levels of indebtedness at December 31, 2010:

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest Rate
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$61.4 million(1)	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (2.2% weighted average at December 31, 2010)

LBI Media, Inc.	Senior secured term loan facility	$114.5 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (1.8% weighted average at December 31, 2010)

LBI Media, Inc.	8 1/2% senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million(2)	October 15, 2013	11%

Empire Burbank Studios, Inc.	Mortgage note	$1.8 million	July 1, 2019	5.52%

(1)	LBI Media has borrowed, net of repayments, approximately $7.2 million under its senior secured revolving credit facility since December 31, 2010.
(2)

In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount due to noteholders, other than LBI Media Holdings was $41.8 million as of December 31, 2010.

Cash Flows. Cash and cash equivalents were $0.3 million, $0.2 million and $0.5 million at December 31, 2010, 2009 and 2008, respectively.

Net cash flow used by operating activities was $1.0 million and $2.1 million for the years ended December 31, 2010 and 2009, respectively. Net cash flow provided by operating activities was $15.8 million for the year ended December 31, 2008. The decrease in our net cash flow used by operating activities during the year ended December 31, 2010 as compared to 2009 was primarily attributable to an increase in advertising revenues offset by higher television programming payments. The decrease in our net cash flow provided by operating activities during the year ended December 31, 2009 as compared to 2008 was primarily attributable to a decrease in net revenues and higher television programming payments.

Net cash flow used in investing activities was $22.0 million, $3.2 million and $17.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Net cash flow used in investing activities in 2010 reflects approximately $13.7 million in cash used relating to the consummation of the asset acquisitions of television stations WASA-LP in New York, KETD-TV (formerly KWHD-TV) in Denver, Colorado, and WESV-LP (formerly W40BY) in Chicago, Illinois. Net cash used in investing activities also reflects approximately $11.5 million in capital expenditures, of which approximately $5.0 million relates to the acquisition of our new television production facility in Burbank, California, in December 2010. These increases were partially offset by $1.7 million in net cash proceeds relating to the assignment of a certain radio station asset purchase agreement. See “—Acquisitions”.

Net cash flow used in investing activities in 2009 primarily included $9.5 million in capital expenditures for property and equipment, primarily related to completion of construction on our new Dallas office building and studio facility and purchases of new digital transmission equipment for our television stations. Net cash flow used in investing activities in 2009 was partially offset by $6.4 million of net proceeds related to the sale of radio station KSEV-AM in our Houston, Texas market in December 2009.

Net cash flow used in investing activities in 2008 primarily included $12.8 million in capital expenditures for property and equipment, of which $4.7 million related to the construction of our new corporate offices in Dallas, Texas, $1.6 million in costs incurred (including amounts deposited into escrow) for the acquisitions of selected assets of KVIB-FM in Phoenix and WASA-LP in New York, $1.5 million (including acquisition costs) paid for the acquisition of selected assets of television station KVPA-LP in the Phoenix, Arizona market, and $1.5 million deposit made in connection with the purchase of a tower site in Victoria, Texas.

Net cash flow provided by financing activities was $23.1 million, $5.0 million, and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Net cash flows provided by financing activities in 2010 resulted primarily from net bank borrowings of $26.4 million partially offset by $3.3 million in cash used to purchase a portion of our outstanding senior discount notes in open market transactions.

Net cash flow provided by financing activities in 2009 resulted primarily from net bank borrowings of $5.6 million.

Net cash flow provided by financing activities in 2008 resulted primarily from net bank borrowings of $10.8 million, offset by the purchase of our senior discount notes for $9.6 million in various open market transactions in the fourth quarter of 2008, and payment of deferred financing costs of $0.5 million.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At December 31, 2010, such obligations and commitments were LBI Media’s senior revolving credit facility, senior term loan facility and 8  1/2% senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries, our operating leases and our Nielsen network ratings contract (for a description of this contract, see Note 6 “Commitments and Contingencies — Ratings Services” in our accompanying consolidated financial statements) as follows (in millions):

	Payments Due by Period from December 31, 2010
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$602.8	$28.9	$265.9	$39.4	$268.6
Operating leases	16.4	1.9	3.0	2.7	8.8
Nielsen network ratings contract	11.5	3.2	8.3	—	—

Total contractual cash obligations	$630.7	$34.0	$277.2	$42.1	$277.4

The above table includes principal and interest payments under our debt agreements based on our interest rates and principal balances as of December 31, 2010 and assumes no additional borrowings or unscheduled principal payments on LBI Media’s senior secured revolving credit facility or senior secured term loan facility until the facilities mature in March 2012 and no unscheduled principal payments on LBI Media’s senior subordinated notes or our senior discount notes.

Expected Use of Cash Flows. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. However, we are currently exploring refinancing alternatives for our senior credit facilities which mature in March 2012. For our television segment, we expect to incur approximately $4.0 million to build out our new Burbank production facility over the next twelve months. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior revolving credit facility.

We have used, and expect to continue to use, a portion of our capital resources to fund acquisitions. Future acquisitions will be funded from amounts available under LBI Media’s senior revolving credit facility, the proceeds of future equity or debt offerings and our internally generated cash flows. However, our ability to pursue future acquisitions may be impaired if we or our parent are unable to obtain funding from other capital sources. As a result, we may not be able to increase our revenues at the same rate as we have in recent years.

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2010. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA.” Adjusted EBITDA consists of net income or loss less discontinued operations, net of income taxes, plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, gain or loss on note purchases and redemptions, net interest expense, interest rate swap expense or income, impairment of broadcast licenses and long-lived assets, depreciation and amortization, stock-based compensation expense, impairment of equity method investment and equity in gain or loss of equity method investment.

The term, as we define it, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with GAAP.

Management considers the measure an important indicator of its financial performance, as it eliminates the effects of the company’s discontinued operations, certain non-cash items and the company’s capital structure. In addition, it provides useful information to investors regarding our financial condition and results of operations and our historical ability to service debt. The measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with GAAP, such as cash flows from operating activities, operating income or loss and net income or loss.

We believe Adjusted EBITDA is useful to an investor in evaluating its financial performance because:

•

it is widely used in the broadcasting industry to measure a company’s financial performance without regard to items such as net interest expense, depreciation and amortization, and impairment of broadcast licenses and long-lived assets, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired.

•

it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of our discontinued operations, capital structure (such as net interest expense and net interest rate swap expense), asset base (such as depreciation and amortization and impairment of broadcast licenses and long-lived assets) and actions that do not affect liquidity (such as stock-based compensation expense) from our operating results; and

•

it helps investors identify items that are within our operational control. For example, depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable operating charge in the period.

Our management uses Adjusted EBITDA:

•

as a measure of operating performance because it assists us in comparing our financial performance on a consistent basis as it removes the impact of our discontinued operations, capital structure, asset base and actions that do not affect liquidity from our operating results;

•	as a measure to assist us in evaluating and planning our acquisition strategy;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of financial performance used by management;

•	as a measure for determining our operating budget and its ability to fund working capital; and

•	as a measure for planning and forecasting capital expenditures.

The Securities and Exchange Commission, or SEC, has adopted rules regulating the use of non-GAAP financial measures, such as Adjusted EBITDA, in filings with the SEC and in disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP. We have included a presentation of net (loss) income and a reconciliation to Adjusted EBITDA on a consolidated basis under “Item 6. Selected Financial Data.”

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to acquisitions of radio station and television station assets, allowance for doubtful accounts, television program costs, intangible assets, property and equipment and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 8.7% of our outstanding receivables. However, our allowances for doubtful accounts have increased over the past several years from this historical average due to expansion in new markets and the recent downturn in the U.S. national and local economies. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3.0% of our outstanding receivables as of December 31, 2010, from 12.8% to 15.8%, or $3.4 million to $4.2 million, would result in a decrease in pre-tax income of $0.8 million for the year ended December 31, 2010.

Television program costs

Costs incurred for the production of our original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. GAAP sets forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. Beginning January 1, 2009, we determined, based on an evaluation of historical programming data, that certain of our television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, began capitalizing television production costs for certain of our programming, and amortizing those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which we do not believe have a useful life beyond the initial airing, or do not have revenue directly attributed to production, are expensed as incurred. For episodic television series, costs are expensed for each episode as we recognize the related revenue for the episode. Approximately $9.3 million and $5.5 million of original television programming costs were capitalized as of December 31, 2010 and 2009, respectively.

With respect to television programs intended for broadcast, the most sensitive factors affecting estimates of Ultimate Revenues is the program’s rating (which directly impacts the number of times the show is expected to air) and the strength of the advertising market. Program ratings, which are an indication of market acceptance, directly affect our ability to generate advertising revenues during the airing of the program. Poor ratings may result in the cancellation of a television program, which could require the immediate write-off of any unamortized production costs. A significant decline in the advertising market could also negatively impact our estimates.

Television program rights acquired from third-party vendors are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the next year and program rights payable due within one year are classified as current assets and current liabilities, respectively. Approximately $1.6 million and $1.7 million of acquired program costs were capitalized as of December 31, 2010 and 2009, respectively.

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

In accordance with ASC 350-30 “General Intangibles Other Than Goodwill” (“ASC 350-30”) we no longer amortize our broadcast licenses. We test our broadcast licenses and certain other related long-lived assets for impairment at least annually or when indicators of impairment are identified. Our valuations principally use the discounted cash flow methodology, an income approach based on market revenue projections and not company-specific projections, which assumes broadcast licenses are acquired and operated by a third party. This approach incorporates several variables including, but not limited to, types of signals, media competition, audience share, market advertising revenue projections, anticipated operating margins, capital expenditures and discount rates that are based on the weighted average costs of capital for the broadcasting markets in which we operate, without taking into consideration the station’s format or management capabilities. This method calculates the estimated present value that would be paid by a prudent buyer for our FCC licenses as new radio or television stations as of the annual valuation date (September 30 of each year). If the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded.

We generally test our broadcast licenses for impairment at the individual license level. However, we aggregate broadcast licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

In the third quarter of 2010 we completed our annual impairment review and concluded that several of our broadcast licenses were impaired. As such, we recorded a non-cash impairment loss of approximately $5.4 million to reduce the net book value of these broadcast licenses to their estimated fair market values.

We performed an interim review of the fair market value of one of our television broadcast licenses as of June 30, 2010, as a result of impairment indicators we noted in the market of one of our recently acquired stations. As a result, we recorded a $1.0 million impairment charge to write down the carrying value of this broadcast license to its estimated fair value.

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

During the third quarter of 2008, we completed our annual impairment review and concluded that several of our broadcast licenses were impaired. As a result of the downturn in the U.S. economy, which caused a general slowdown in the advertising environment, we also recorded an impairment in the fourth quarter of 2008. The decrease in the fair value of certain individual station broadcast licenses in our California, Texas and Utah markets resulted in impairment write-downs of approximately $46.7 million and $45.0 million for the third and fourth quarters of 2008, respectively. The impairment charges were due to market changes such as lower advertising revenue growth projections for the broadcasting industry, higher discount rates and a decline in cash flow multiples for recent station sales.

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

Property and equipment

Property and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over estimated useful lives.

In connection with ASC 360 “Property, Plant, and Equipment”, we performed a review of the fair market value of certain long-lived assets in connection with one of its television broadcast stations as of June 30, 2010, as a result of impairment indicators that we noted. As a result, we recorded a $0.8 million impairment charge to write down the carrying value of these long-lived assets to estimated fair value.

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

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures relating to transfers in and out of Level 1 and Level 2 fair value measurements, levels of disaggregation, and valuation techniques. These disclosures are effective for reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. We have adopted ASU 2010-06 related to the disclosures required for reporting periods beginning after December 15, 2009, which have had no material impact on the disclosures required in our consolidated financial statements. We adopted the remaining disclosure provisions on January 1, 2011. Such provisions are currently not expected to have a material impact on the disclosures required in our consolidated financial statements.

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

We measure the fair value of our interest rate swap on a recurring basis pursuant to ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We categorize this swap contract as Level 2.

The fair value of our interest rate swap was a liability of $3.1 million and $5.2 million at December 31, 2010 and 2009, respectively. The fair value of the interest rate swap represents the present value of the expected future cash flows estimated to be received from or paid to a marketplace participant of the instrument. It is valued using inputs including broker dealer quotes, adjusted for non-performance risk, based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy. We are not exposed to the impact of foreign currency or commodity price fluctuations.

We are exposed to changes in interest rates on the portion of LBI Media’s variable rate senior credit facilities that is not hedged with the interest rate swap. A hypothetical 10% increase in the interest rates applicable to the year ended December 31, 2010 would have increased interest expense by approximately $0.4 million. Conversely, a hypothetical 10% decrease in the interest rates applicable to the year ended December 31, 2010 would have decreased interest expense by approximately $0.4 million. At December 31, 2010, we believe that the carrying value of amounts payable under LBI Media’s senior credit facilities that are not hedged by our interest rate swap approximates the fair value based upon current yields for debt issues of similar quality and terms.

The fair value of our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of our fixed rate debt would have decreased by approximately $11.0 million at December 31, 2010. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would have resulted in an increase in market value of approximately $11.6 million at December 31, 2010. Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information, as listed under Item 15, appear in a separate section of this Annual Report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We maintain disclosure controls and procedures that are designed to ensure that: (i) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our Chief Executive Officer and President and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management, including our Chief Executive Officer and President and our Chief Financial Officer, recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the foregoing, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, as of the end of the annual period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal controls as identified and discussed below.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with GAAP. Internal control over financial reporting includes (i) maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) providing reasonable assurance that receipts and expenditures are made in accordance with management authorization; and (iv) providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010 due to a material weakness in internal controls as identified and discussed below.

A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.”

As of December 31, 2010 and 2009, we identified a material weakness in our internal control over financial reporting because we did not maintain effective controls over the accounting for income taxes, including the determination and reporting of deferred income taxes and the related income tax provision. Specifically, we did not have adequate personnel and other resources to enable us to (i) properly consider and apply GAAP guidance over accounting for income taxes, (ii) review and monitor the accuracy and completeness of the components of the income tax provision calculations and the related deferred taxes and (iii) ensure that effective oversight of the work performed by our outside tax advisors was exercised. In addition, until remediated, this material weakness could result in a misstatement in the tax-related accounts described above that would result in a material misstatement to our interim or annual consolidated financial statements and disclosures that would not be prevented or detected.

The material weakness resulted in accounting errors in the treatment of certain temporary state tax credits and the classification of certain deferred tax accounts relating to our indefinite-lived intangible assets during the fiscal year ended December 31, 2009 that were not prevented or detected on a timely basis. As a result (a) our board of directors concluded that our previously issued consolidated financial statements for (i) the fiscal years ended December 31, 2008, 2007 and 2006 included in our annual reports on Form 10-K that include those fiscal years, and (ii) the interim periods within the fiscal years ended December 31, 2009, 2008, 2007 and 2006 included in our quarterly reports on Form 10-Q that include those fiscal periods, should not be relied upon and (b) we restated our previously issued consolidated financial statements for the fiscal year ended December 31, 2008 and the previously issued consolidated statements of operations, consolidated statements of cash flows and consolidated statements of stockholder’s equity for the fiscal year ended December 31, 2007 in our Annual Report on Form 10-K for the year ended December 31, 2009 and the restatement of our previously issued condensed consolidated statements of operations and condensed consolidated statements of cash flows for the interim periods within the fiscal year ended December 31, 2009, and prospectively, in our quarterly reports on Form 10-Q for the interim periods within the fiscal year ending December 31, 2010.

As a result of the material weakness described above, and because such deficiencies were not remediated in 2010, our management has concluded that, as of December 31, 2010, our internal control over financial reporting was not effective.

The annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Notwithstanding the existence of this material weakness in internal controls, we believe that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, our consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholder’s equity, and cash flows for the years ended December 31, 2010, 2009 and 2008 in conformity with GAAP.

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

Changes in Internal Controls

As of December 31, 2010, we have begun, but have not completely remediated the material weakness in our internal control over financial reporting with respect to our processes to accurately report our tax provision as discussed above. Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, the remediation actions described above under “—Remediation Actions Undertaken by Management” are the only changes during the fourth quarter of 2010 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our current directors, executive officers and key non-executive employees:

Name	Position	Age*
Directors and Executive Officers

Jose Liberman	Co-Founder, Chairman, and Director	85
Lenard D. Liberman	Co-Founder, Chief Executive Officer, President, Secretary and Director	49
Wisdom Lu	Chief Financial Officer	44
Winter Horton	Chief Operating Officer and Director	45
William G. Adams	Director	71
Bruce A. Karsh	Director	55
Terence M. O’Toole	Director	52

Key Non-Executive Employee

Eduardo Leon	Executive Vice-President, Radio Programming	46

*	All ages are as of December 31, 2010

Jose Liberman co-founded our subsidiary, Liberman Broadcasting of California LLC (formerly known as Liberman Broadcasting, Inc., a California corporation), in 1987 together with his son, Lenard, and has served as a member on our board of directors since our formation. He also serves on the board of directors of our parent, Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.) and has served in such capacity since 1997. Mr. Liberman has been the Chairman of our board of directors since March 2007 and served as our President from our formation in 2003 to October 2009. Mr. Liberman has also served as President of Liberman Broadcasting (successor in interest to LBI Holdings I, Inc.) from 1997 to October 2009 and LBI Media from its formation in November 1997 to October 2009. Mr. Liberman has also served as an executive officer and member of the boards of directors or managers, as applicable, of our subsidiaries. Mr. Liberman started his career in radio broadcasting in 1957 with the purchase of XERZ in Mexico and the establishment of a radio advertising representative firm in Mexico. In 1976, he acquired KLVE-FM, the first Los Angeles FM station to utilize a Hispanic format. In 1979, he purchased KTNQ-AM and combined it with KLVE to create the first Hispanic AM/FM combination in Los Angeles. Under Mr. Liberman’s leadership, our company has become one of the largest Spanish-language radio and television broadcasters in the U.S., based on revenues and number of stations. We believe that his leadership and strategic vision has been and will continue to be critical to our success. In addition, Mr. Liberman brings to the board his extensive knowledge of the broadcasting industry and the demographics of our company’s listeners and viewers. Mr. Liberman is the father of our Chief Executive Officer, President, Secretary and Director, Lenard D. Liberman.

Lenard D. Liberman has been a member of our board of directors since our formation in 2003. He also serves on the board of directors of Liberman Broadcasting and on the boards of directors or managers, as applicable, of our subsidiaries since each of their respective formation dates. Mr. Liberman has served as our Chief Executive Officer and President since October 2009 and as our Secretary since 2003. Previously, he was our Executive Vice President from 2003 to October 2009 and our Chief Financial Officer from April 2005 to May 2006 and January 2007 to March 2008. Mr. Liberman currently serves and has served as an executive officer of Liberman Broadcasting and our subsidiaries. Mr. Liberman manages all day-to-day operations, including acquisitions and financings. He received his juris doctorate degree and masters of business administration degree from Stanford University in 1987. Mr. Liberman’s executive leadership of our company, as well as his executive, financial, managerial and operational skills, have been and are instrumental in our company’s success. These skills position him well to serve as a member of our board of directors. Mr. Liberman is the son of our Chairman and Director, Jose Liberman.

Wisdom Lu joined us as our Chief Financial Officer in March 2008. In addition, Ms. Lu has also served as Chief Financial Officer of Liberman Broadcasting and its subsidiaries since March 2008. Prior to joining us, Ms. Lu served as Treasurer and Chief Investment Officer of Health Net, Inc., one of the nation’s largest publicly traded managed health care companies, from 1996 until her departure in 2008. While at Health Net, Ms. Lu was responsible for, among other things, capital structure planning and management of cash, investment, debt and equity. Ms. Lu has also served as Treasury Officer, Fixed Income Sales & Trading with National Westminster Bank, USA from 1995 to 1996 and as Management Associate, Fixed Income Sales & Trading with Citicorp Securities, Inc. from 1993 to 1995. Ms. Lu received her Bachelor of Science degree in Civil Engineering, with a minor in Economics, from Rensselear Polytechnic Institute and her Master of Business Administration (Finance & International Business) from the Leonard N. Stern School of Business at New York University. Ms. Lu holds professional designations of Chartered Financial Analyst and Professional Engineer (New York).

Winter Horton has served as our Chief Operating Officer since October 2009 and was designated as a member of our board of directors in March 2007. He has also served on the boards of directors of Liberman Broadcasting, Inc. and LBI Media since March 2007. In addition, Mr. Horton has served as Chief Operating Officer of Liberman Broadcasting and our subsidiaries since October 2009. Mr. Horton joined one of our subsidiaries in 1997 as Vice President of Programming for KRCA and became the Corporate Vice President of Liberman Broadcasting of California LLC from 2001 to 2009. In 2001, as Corporate Vice President, Mr. Horton launched our four radio stations and one television station in Houston. He was also responsible for the launch of our Dallas stations, including KMPX-TV, KNOR-FM, KTCY-FM, KZMP-AM, KZZA-FM and KBOC-FM. He manages all of our Texas radio and television operations and oversees our production facilities in Burbank, Houston and Dallas. We believe that Mr. Horton’s executive, managerial, and operational experience at our company, in particular his programming experience, provide him with a unique perspective that positions him well to serve as a member of board of directors.

William G. Adams was designated as a member of our board of directors in March 2007. He has also served on the boards of directors of Liberman Broadcasting, Inc. and LBI Media since March 2007. In addition, Mr. Adams has served on the board of directors of Valentine Enterprises, Inc., a manufacturer of powder products, since 1979. He was Of Counsel to O’Melveny & Myers LLP, a global law firm, from February 2000 to February 2004, where had been a partner from October 1979 to February 2000. We believe that Mr. Adams’ experience as a corporate attorney at O’Melveny & Myers LLP for more than 20 years makes him a valuable resource on our board of directors.

Bruce A. Karsh was designated as a member of our board of directors in March 2007. He has also served on the boards of directors of Liberman Broadcasting, Inc. and LBI Media, Inc. since March 2007. Mr. Karsh has served on the board of directors of Oaktree Capital Group, LLC, a global alternative and non-traditional investment manager, since 2007. In addition, he has served on the board of directors of Charter Communications, Inc., a telephone, cable television and internet service provider, since 2009. Previously, he served on the board of directors of Littelfuse, Inc., a developer of circuit protection products, from 1991 to 2007. He has served as a trustee on Duke University’s board of trustees since 2003 and as the chairman of the board of directors of Duke University’s investment management company, Duke Management Company, since 2005. Since 1995, Mr. Karsh has served as President and co-founder of Oaktree Capital Management, L.P. (“Oaktree”), formerly Oaktree Capital Management, LLC. Prior to co-founding Oaktree, Mr. Karsh was a Managing Director of Trust Company of the West (“TCW”) and its affiliate, TCW Asset Management Company, and the portfolio manager of the Special Credits Funds for seven years. Prior to joining TCW, Mr. Karsh worked as Assistant to the Chairman of Sun Life Insurance Company of America and of SunAmerica, Inc., its parent. Prior to that, he was an attorney with the law firm of O’Melveny & Myers. We believe that Mr. Karsh’s diverse work experience, as well as service on the boards of various entities, makes him an important contributor to our board of directors.

In addition, Oaktree-managed investment funds, or their respective affiliates, are the largest holders of senior loan claims (along with JPMorgan Chase Bank, N.A. and certain of its affiliates and Angelo, Gordon & Co., L.P. or certain of its affiliates) of Tribune Company. Given the large percentage of equity allocated to the senior loan claims under each of the plans of reorganization before the bankruptcy court in the Tribune Company bankruptcy proceeding, Oaktree has calculated that, upon Tribune Company’s emergence from bankruptcy, Oaktree-affiliated entities will qualify to hold, in the aggregate, more than 5% of the Tribune Company’s new common stock upon emergence, which will be issued to an entity called Oaktree Tribune, L.P. As a result, Oaktree Capital Group Holdings GP, LLC, through its affiliated funds and accounts, will have an attributable interest in Tribune Company. Given that a breach of the FCC’s multiple and cross-ownership rules would arise if Oaktree has an attributable interest in both Tribune Company and us, Oaktree has agreed in its FCC filings filed in connection with the Tribune Company reorganization that it will become non-attributable in our company by having Mr. Karsh cease to serve as our director upon Tribune Company’s emergence from bankruptcy.

Terence M. O’Toole was designated as a member of our board of directors in March 2007. He has also served on the boards of directors of Liberman Broadcasting and LBI Media since March 2007. He has been a member of the board of managers of Skyway Towers Holding LLC, a wireless communications tower developer, since 2005. In addition, Mr. O’Toole has been a member of the board of managers of Enesco LLC, a manufacturer and distributor of home and garden products, since 2007, and of EGI Holdings LLC, an investment holding company, since 2007. Mr. O’Toole has been a member of the board of directors of R360 Environmental Solutions, Inc., an oilfield environmental solutions company, since 2010. Since 2000, Mr. O’Toole has been a member of the Board of Trustees of Villanova University. He has been a member of the Board of Trustees of the Pingry School since 2005. Mr. O’Toole currently serves and has served as the Executive Vice President of Tinicum Incorporated, a private investment company, since 2006, and is a co-managing member of Tinicum Lantern II LLC and its affiliated funds. Mr. O’Toole was a partner and managing director of Goldman, Sachs & Co. from 1992 until 2005. We believe that Mr. O’Toole’s experience, in particular at Goldman, Sachs & Co., provides a unique perspective and useful insight to our board with respect to our growth strategy and strategic initiatives.

Eduardo Leon has served as our Executive Vice President, Radio Programming since January 2010. He previously served as our Vice President-Programming from 1998 until 2010. He is responsible for all programming aspects of our radio stations. Prior to joining our company, Mr. Leon was the program director from 1996 to 1998 at radio station WLEY-FM in Chicago, which is owned by Spanish Broadcasting Systems, Inc. In 1992, he founded Radio Ideas, a Spanish-language radio consulting company.

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

Director Leadership Structure

Our company is led by Mr. Jose Liberman, as Chairman, and Mr. Lenard D. Liberman, as Chief Executive Officer and President. Each has been with us in executive leadership positions since we were founded (through our indirect, wholly owned subsidiary) in 1987. While we have historically combined the roles of chairman and president, Mr. Lenard Liberman began serving as our Chief Executive Officer and President when Mr. Jose Liberman retired from such role in October 2009.

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

PART III

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

Role of Named Executive Officers in Compensation Decisions

As of December 31, 2010, our four named executive officers were Jose Liberman, Lenard Liberman, Wisdom Lu and Winter Horton. Except for Wisdom Lu, all of our named executive officers also serve as members of our board of directors.

Our board of directors is responsible for determining the compensation of our executive officers. Because Jose Liberman, Lenard Liberman and Winter Horton are also members of our board of directors, each of them participated in the decisions concerning their own compensation for the year ended December 31, 2010. In his role as our Chief Executive Officer and President, Lenard Liberman provides recommendations with respect to the compensation of our executive officers. Our board of directors considers the recommendations of Mr. Liberman in determining the compensation of our executive officers and gives significant credence to such recommendations.

Goals of the Compensation Program and Setting Executive Compensation

We attempt to align compensation paid to our named executive officers with the value that they achieve for our direct and indirect stockholders. While we offer all five elements of our compensation program described below under “Elements of our Compensation Program”, we focus primarily on the base salary and long-term incentives because we believe these elements are the most critical and influential to attract, retain, and motivate executives with the skill sets necessary to maximize stockholder value.

When making compensation decisions, our board of directors informally considers competitive market practices with respect to the salaries and total compensation of our named executive officers. In doing so, the board reviews the overall compensation of executive officers of companies that are in the radio and television industry and are located within our general geographic market areas. Specifically, the board considers the following companies our peers for executive compensation purposes: Beasley Broadcast Group Inc., Citadel Broadcasting Corp., Cox Radio Inc., Crown Media Holdings Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., and Saga Communications Inc. However, while the board reviews the compensation practices of our peers, it is only one factor they consider in establishing compensation, and they have not made use of any formula incorporating such data.

In setting compensation for 2010, the board used a strategy that employed a subjective approach. In determining whether to increase or decrease compensation for our named executive officers, the board of directors generally considers the performance of the named executive officer, any increases or decreases in responsibilities, roles of the named executive officer, our business needs for the named executive officer, and the recommendations of our Chief Executive Officer and President, Lenard Liberman.

Neither we, nor the board of directors, have hired a compensation consultant, and neither we, nor the board of directors, have made a decision to do so.

Risk Considerations

Our board of directors believes the elements of our executive compensation program effectively link performance-based compensation to financial goals and shareholder interests without encouraging executives to take unnecessary or excessive risks in the pursuit of those objectives. Our board of directors believes that the overall mix of compensation elements is appropriately balanced and does not encourage the taking of short-term risks at the expense of long-term results.

Elements of our Compensation Program

For the year ended December 31, 2010, our total compensation package for our named executive officers consisted of the following components:

•	base salary;

•	bonus;

•	long-term incentive compensation for Wisdom Lu and Winter Horton;

•	perquisites and other personal benefits; and

•	retirement benefits.

Each element of compensation is considered separately and we do not generally take into account amounts realized from prior periods. Our goal is to provide a total compensation package that we believe our named executive officers and our direct and indirect stockholders will view as fair and equitable. The form and amount for each element of compensation is determined on a case-by-case basis. Accordingly, our determination of compensation for each named executive officer is not a mechanical process, and our board of directors has used its judgment and experience to determine the appropriate mix of compensation for each individual named executive officer.

In connection with the sale of our parent’s Class A common stock to third party investors, our parent, Liberman Broadcasting, Inc., and its stockholders entered into an investor rights agreement on March 30, 2007. Pursuant to this investor rights agreement, as amended, the consent of certain minority stockholders of Liberman Broadcasting, Inc. is required to make certain changes in the compensation arrangements with Jose Liberman, Lenard Liberman or certain of their respective family members. No changes that would require consent have been made or proposed.

Base Salary — We provide each named executive officer and other employees with a base salary that we believe is both competitive for their role and compensates them for services rendered during the fiscal year. Subject to the terms of any employment agreement, the board of directors reviews the base salary for each of the named executive officers on an annual basis and at the time of a change in responsibilities. Increases in salary, if any, are based on a subjective evaluation of such factors as the level of responsibility, individual performance during the prior year, relevant peer data, the salaries of our other named executive officers, and the named executive officer’s experience and expertise.

Jose Liberman and Lenard Liberman. We do not have employment agreements with Jose Liberman, our Chairman, or Lenard Liberman, our Chief Executive Officer, President and Secretary. Prior to March 30, 2007, both were beneficial owners of all of the common stock of our parent. In connection with the sale of our parent’s Class A common stock to third party investors, the annual base salary for each of Jose Liberman and Lenard Liberman was increased to $750,000 to better reflect compensation levels paid to similarly positioned executives of our peers. The base salaries for 2010 remained at the same levels as 2009.

Wisdom Lu. In March 2008, Wisdom Lu joined us as our Chief Financial Officer. Pursuant to her employment agreement, Ms. Lu received an annual base salary of $441,000 for 2010, which reflects a 5% increase to her base salary effective on April 1, 2010 pursuant to the terms of her employment agreement. Pursuant to the terms of her employment agreement, and assuming her continued employment, Ms. Lu’s salary will increase by 5% on April 1, 2011 and on each April 1 thereafter until March 31, 2013, the date the initial term of her employment agreement expires.

Winter Horton. In December 2009, our parent, Liberman Broadcasting, Inc., entered into a new employment agreement with Winter Horton, our Chief Operating Officer. Pursuant to his employment agreement, Mr. Horton received a base salary of $450,000 for 2010, which was $50,000 higher than his base salary of $400,000 during 2009. Pursuant to the terms of his employment agreement, and assuming his continued employment, Mr. Horton’s salary increased by 5% on January 1, 2011 and will increase by 5% on each January 1 thereafter until December 31, 2014, the date his employment agreement expires.

Bonus — Generally, bonus compensation to our named executive officers has been entirely discretionary. By providing discretionary bonuses, we believe that we align our executive compensation with individual performance on a short-term basis.

Jose Liberman and Lenard Liberman. Historically, Jose and Lenard Liberman have received minimal or no bonuses because each has a substantial equity stake in our parent. Jose Liberman and Lenard Liberman did not receive a bonus in 2010.

Wisdom Lu. Pursuant to the terms of Ms. Lu’s employment agreement, for each twelve-month period starting April 1, 2009 and ending March 31, 2013, Ms. Lu will be eligible to receive a bonus of up to 25% of her then-current annual salary if she remains Chief Financial Officer during the applicable twelve-month period and fully performs all material obligations under the employment agreement. The amount of any bonus for periods commencing on or after April 1, 2009 will be determined by our parent’s board of directors in its sole discretion according to Ms. Lu’s achievement of annual objectives set by the board for that year. If, however, during the term of the employment agreement, our parent consummates an initial public offering of its Class A common stock, Ms. Lu’s bonus will be determined by a compensation committee or in such other manner as our parent determines satisfies applicable stock exchange rules or laws. After its own deliberations and its consideration of the recommendations of our Chief Executive Officer and President, Lenard Liberman, the board of directors determined that Ms. Lu would not receive a bonus for 2010.

Winter Horton. Pursuant to the terms of Mr. Horton’s employment agreement, for each calendar year during the term of the agreement commencing on January 1, 2010, our parent may, in its discretion, pay to Mr. Horton a bonus of up to $75,000 if Mr. Horton remains in the position of Chief Operating Officer as of December 31 of such calendar year and has performed fully all material obligations under the employment agreement. The amount of each such bonus, if any, will be determined by our parent’s board of directors in its sole discretion according to Mr. Horton’s achievement of annual objectives set by the board of directors for that year. If, however, during the term of the employment agreement, our parent consummates an initial public offering of its Class A common stock, Mr. Horton’s bonus will be determined by a compensation committee or in such other manner as our parent determines satisfies applicable stock exchange rules or laws. After its own deliberations and its consideration of the recommendations of our Chief Executive Officer and President, Lenard Liberman, the board of directors determined that Mr. Horton satisfied the foregoing requirements and he received a bonus payment equal to $75,000 for 2010.

Long-Term Incentive Compensation — We may offer long-term incentive compensation to align executive compensation with our stockholder interests by placing a significant amount of total direct compensation “at risk”. “At risk” means the named executive officer will not realize value unless performance goals directly tied to our performance and that of our consolidated parent are achieved. During our fiscal year ending December 31, 2010, we offered long-term incentive compensation arrangements pursuant to the Liberman Broadcasting, Inc. Stock Incentive Plan, or Stock Incentive Plan, through which equity compensation may be granted by our parent’s board of directors.

In December 2008, the stockholders of our parent approved Stock Incentive Plan, which reserves an aggregate of 14.568461 shares of our parent’s Class A common stock for issuance under this plan. The Stock Incentive Plan provides that our parent may grant any of the following: (i) incentive stock options, (ii) nonqualified stock options, (iii) restricted stock awards, and (iv) stock awards. All employees, members of our board of directors, members of the board of directors of our parent and subsidiaries, and certain consultants and advisors are eligible to participate. The board of directors of our parent will approve those individuals who will participate in the Stock Incentive Plan. No incentive awards were granted under the Stock Incentive Plan in 2010.

Jose Liberman and Lenard Liberman. Because Jose Liberman and Lenard Liberman, together, beneficially own 61.1% of the aggregate common stock of our parent, their compensation package does not contain additional long-term incentive compensation as we believe their motivation and financial interests are well aligned with that of our own.

Wisdom Lu—Stock Option in Our Parent. In accordance with Ms. Lu’s employment agreement, in December 2008, we granted her an option to purchase 2.18527 shares of Liberman Broadcasting’s Class A common stock at an exercise price of $1,368,083 per share under the Stock Incentive Plan. The option represents, on a fully diluted basis as of the date of grant, 0.75% of the outstanding shares of our parent and vests and becomes exercisable in five equal annual installments on March 31 of each year, commencing on March 31, 2009. The option expires ten years from the date of grant.

The option and any other rights of Ms. Lu under the Stock Incentive Plan are generally nontransferable and exercisable only by Ms. Lu. Any shares of common stock issued on exercise of the option are subject to substantial restrictions on transfer and are subject to certain rights in favor of our parent.

Also, the number and amount of our parent’s shares underlying Ms. Lu’s option will be proportionally adjusted for any recapitalization, reclassification, stock split, merger, consolidation or unusual or extraordinary corporate transactions in respect of our parent’s common stock.

Winter Horton—Stock Option in Our Parent. Pursuant to the terms of Mr. Horton’s employment agreement, our parent agreed to grant Mr. Horton an option to purchase 6.55581 shares of its Class A common stock pursuant to the Stock Incentive Plan, which will represent, on a fully diluted basis as of the date of grant, 2.25% of the outstanding shares of our parent’s common stock. The option, when granted, will be vested with respect to 20% of the shares subject to the option on the date of grant, with the remaining portion of the option becoming vested and become exercisable in four equal annual installments of 20% on December 31 of each year thereafter, provided that Mr. Horton remains employed by our parent on each such date. The option, when granted, will be subject to the terms and conditions of the Stock Incentive Plan, including the terms and conditions with respect to adjustments to the options in the event of changes in our parent’s capital structure. We expect that the option will be granted by our board of directors before December 31, 2011.

Perquisites and Other Benefits — We provide our named executive officers with perquisites and other personal benefits that we believe are reasonable. We do not view perquisites as a significant element of our comprehensive compensation structure, but we do believe they can be useful in attracting, motivating and retaining executive talent.

The named executive officers may be provided with cellular phone service plans, personal travel, tickets to sporting events, personal use of company automobiles, and estate and financial planning and tax assistance. See “Summary Executive Compensation Table for 2010” for the aggregate amount of such perquisites. We also pay the medical and dental insurance plan premiums on behalf of our named executive employees and their legal dependents. In addition, we have provided whole life insurance and term life insurance policies for Lenard Liberman to provide for a death benefit of an aggregate of $2.5 million to beneficiaries designated by Mr. Liberman. Mr. Liberman owns the whole life insurance and term life insurance policies.

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

Attributed costs of the perquisites and personal benefits described above for the named executive officers for the fiscal year ended December 31, 2010, are included in the column “All Other Compensation” of the “Summary Executive Compensation Table for 2010” below.

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

Employment, Change in Control and Termination Arrangements

Employment Agreements — As stated above, we do not have employment agreements with Jose Liberman, our Chairman, or Lenard Liberman, our Chief Executive Officer, President and Secretary. Our only named executive officers with employment agreements during 2010 were Wisdom Lu, our Chief Financial Officer, and Winter Horton, our Chief Operating Officer.

Change in Control — Of our named executive officers, during 2010 only Wisdom Lu was entitled to an accelerated benefit in connection with a change in control of our company. The occurrence, or potential occurrence, of a change in control of our company may create uncertainty regarding the continued employment of Ms. Lu because many change in control transactions result in significant organizational changes, particularly at the executive officer level. In order to encourage Ms. Lu to remain employed with us during a critical time, we provide Ms. Lu with certain benefits in the event, or potential occurrence, of a change in control.

Wisdom Lu. Ms. Lu’s employment agreement provides that if, after a change in control event has occurred, (a) she is demoted or (b) we (or our successor) change her primary employment location more than 50 miles from Burbank, California, Ms. Lu will have 90 days to notify us (or our successor) that she intends to resign for “good reason.” If Ms. Lu resigns for “good reason” following a change in control event during the term of her employment agreement, Ms. Lu will be entitled to salary and bonuses earned at the time of such termination plus her base salary for a period of twelve months following termination. She will also be entitled to exercise the then vested portion of her options, as provided under the Stock Incentive Plan. Under the terms of the Stock Incentive Plan and Ms. Lu’s option award agreement, in the event of a change of control, the administrator may provide for a cash payment in settlement of, or for the assumption, substitution or exchange of, any or all of the outstanding options. Further, and unless the administrator provides otherwise prior to the change of control event, any outstanding and unvested portion of the option award will accelerate upon the change in control event such that 100% of each unvested and outstanding vesting installment of the option award will become immediately exercisable.

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

Winter Horton. Mr. Horton’s employment agreement does not provide for benefits or payments upon a change in control event.

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

Wisdom Lu. If Ms. Lu resigns (for “good reason” or otherwise), dies, becomes disabled, or is terminated (for cause or without cause) during the term of her employment agreement, we would be required to pay her earned and accrued salary and bonus. In addition, Ms. Lu would be entitled to payments equal to 12 months of base salary and to exercise the then-vested portion of her options to purchase shares in Liberman Broadcasting’s Class A common stock if we terminate Ms. Lu’s employment for a reason other than for cause or disability. See “Change in Control—Wisdom Lu” for termination benefits if Ms. Lu resigns for “good reason” following a change in control event.

Further, if Ms. Lu is terminated for cause, any outstanding portion of her option under the Stock Incentive Plan will be immediately forfeited, regardless of whether it was then exercisable. “Cause,” which will be determined by our parent’s board of directors, generally means any of the following:

(1)	Ms. Lu’s willful refusal to comply with reasonable requests made by our Chief Executive Officer, President or Executive Vice President;

(2)	personal dishonesty involving our business, or breach of fiduciary duty to us or our parent involving personal profit;

(3)	use of any illegal drug, narcotic, or excessive amounts of alcohol (as determined by the company in its discretion) on our property or at a function where she is working on our behalf;

(4)	commission of a felony, which has, or in the reasonable judgment of our parent’s board of directors, may have a material adverse effect on our business or reputation;

(5)	a breach by Ms. Lu of any material provision of the employment agreement; or

(6)	any breach by Ms. Lu of the public morals provision of the employment agreement.

Winter Horton. In the event Mr. Horton’s employment is terminated for “cause” (as defined below) or as a result of Mr. Horton’s disability, death or resignation during the term of his employment agreement, Mr. Horton will only be entitled to salary and bonuses earned at the time of such termination. In addition, if Mr. Horton is terminated by our parent for cause, any then-outstanding portion of his option to purchase share of our parent’s Class A common stock or any other equity award will be immediately forfeited, regardless of whether it was then exercisable. If Mr. Horton is terminated for a reason other than for cause or disability during the term of his employment agreement, Mr. Horton will be entitled to (i) salary and bonuses earned at the time of such termination, (ii) continued payment of his base salary for one year following such termination, and (iii) exercise the then-vested and outstanding portion of his options in accordance with the terms of the Stock Incentive Plan. “Cause,” which will be determined by our parent’s board of directors, means any of the following:

(1)	personal dishonesty involving our business, or breach of fiduciary duty to us or our parent involving personal profit;

(2)	commission of a felony, which has, or in the reasonable judgment of our parent, may have an adverse effect on our business or reputation;

(3)	Mr. Horton’s use of any illegal drug, narcotic or excessive amounts of alcohol, as determined by our parent’s board of directors, on company property or at a function where Mr. Horton is working on behalf of the company;

(4)	Mr. Horton’s willful refusal to comply with reasonable requests by the board, the Chief Executive officer, President or Chairman; or

(5)	Mr. Horton’s breach of any material provision of the employment agreement or breach or certain acts involving public morals.

See “Potential Payments Upon Termination or Change of Control” for amounts we would have been required to pay had a change of control event occurred at December 31, 2010.

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

The Board of Directors:

Jose Liberman

William G. Adams

Winter Horton

Bruce A. Karsh

Lenard D. Liberman

Terence M. O’Toole

Summary Executive Compensation Table for 2010

The following table describes the compensation earned by or awarded to our named executive officers during the fiscal years ended December 31, 2010, 2009 and 2008.

Name and Principal Position(s)	Year	Salary	Bonus	Option Awards(5)	All Other Compensation	Total
Jose Liberman(1) Chairman	2010	$750,000	$—	$—	$128,659	$878,659
	2009	$750,000	$—	$—	$84,431	$834,431
	2008	$750,000	$—	$—	$108,174	$858,174
Lenard Liberman(2) Chief Executive Officer, President and Secretary	2010	$750,000	$—	$—	$125,613	$875,613
	2009	$750,000	$—	$—	$112,700	$862,700
	2008	$750,000	$—	$—	$91,615	$841,615
Wisdom Lu(3) Chief Financial Officer	2010	$435,750	$—	$—	$—	$435,750
	2009	$415,000	$100,000	$—	$—	$515,000
	2008	$309,231	$—	$196,298	$—	$505,529
Winter Horton(4) Chief Operating Officer	2010	$450,000	$75,000	$—	$9,858	$534,858
	2009	$400,000	$100,000	$—	$—	$500,000
	2008	$400,000	$100,000	$—	$—	$500,000

(1)	All other compensation includes aggregate payments by us for Mr. Liberman’s leasing of personal vehicles of $48,236, personal travel of $26,500, and other personal expenses.
(2)

All other compensation includes payments by us for Mr. Liberman’s leasing of personal vehicles of $33,159, personal travel of $48,409, other personal expenses, and whole and term life insurance premiums.

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
(5)

In accordance with recent changes in the SEC’s disclosure rules, the amounts reported in the Option Awards column of the table above for 2010 and 2009 reflect the fair value on the grant date of the option awards granted to our named executive officers during 2010 and 2009. These values have been determined under the principles used to calculate the value of equity awards for purposes of the Company’s financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in the Option Awards column, please see the discussion of stock-based compensation contained in Notes 1 and 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Under GAAP, compensation expense with respect to stock awards and option awards granted to our employees and directors is generally recognized over the vesting periods applicable to the awards. The SEC’s disclosure rules previously required that we present stock award and option award information for 2008 based on the amount recognized during the corresponding year for financial statement reporting purposes with respect to these awards (which meant, in effect, that in any given year we could recognize for financial statement reporting purposes amounts with respect to grants made in that year as well as with respect to grants from past years that vested in or were still vesting during that year). However, the recent changes in the SEC’s disclosure rules require that we now present the option award amounts in the column of the table above with respect to 2008 on a similar basis as the 2009 and 2010 presentation using the grant date fair value of the awards granted during the corresponding year (regardless of the period over which the awards are scheduled to vest). Since this requirement differs from the SEC’s past disclosure rules, the amounts reported in the table above for option awards in 2008 differ from the amounts previously reported in our Summary Compensation Table for these years. As a result, each named executive officer’s total compensation amounts for 2008 also differ from the amounts previously reported in our Summary Compensation Table for these years.

Outstanding Equity Awards at December 31, 2010

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Jose Liberman	—	—	—	—
Lenard Liberman	—	—	—	—
Wisdom Lu(1)	0.874108	1.311162	1,368,083	12/2018
Winter Horton	—	—	—	—

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

In December 2009, our parent, Liberman Broadcasting, Inc., entered into a new employment agreement with Winter Horton in connection with the expiration of his prior employment agreement. A description of the material terms of the employment agreement with Mr. Horton can be found above under “Compensation Discussion and Analysis—Elements of our Compensation Program and –Employment, Change in Control and Termination Arrangements.”

No plan based equity awards were granted in 2010.

Potential Payments Upon Termination or Change of Control

As described above under “Compensation Discussion and Analysis—Employment, Change in Control and Termination Arrangements”, Wisdom Lu’s and Winter Horton’s employment agreements would require us to make termination and/or severance payments and/or change in control benefits.

Wisdom Lu. If Ms. Lu resigns (for “good reason” or otherwise), dies, becomes disabled, or is terminated (for cause or without cause) during the term of her employment agreement, we would be required to pay her accrued salary and bonus. In addition, Ms. Lu would be entitled to payments equal to 12 months of base salary and to exercise the then-vested portion of her options to purchase shares in Liberman Broadcasting’s Class A common stock if either of the following events occurred: (1) we terminate Ms. Lu’s employment for a reason other than for cause or disability or (2) Ms. Lu resigns for “good reason” following a change in control event. Under the terms of the Stock Incentive Plan and Ms. Lu’s option award agreement, in the event of a change of control, the administrator may provide for a cash payment in settlement of, or for the assumption, substitution or exchange of, any or all of the outstanding options. Further, and unless the administrator provides otherwise prior to the change of control event, any outstanding and unvested portion of the option award will accelerate upon the change in control event such that 100% of each unvested and outstanding vesting installment of the option award will become immediately exercisable.

Had we terminated Ms. Lu on December 31, 2010 for a reason other than for cause or disability, we would have been required to pay Ms. Lu’s accrued salary and severance of $441,000, an amount representing 12 months of her base salary. As of December 31, 2010, 0.874108 shares of Ms. Lu’s options to purchase our parent’s Class A common shares had vested.

If Ms. Lu resigned for good reason after a change of control event on December 31, 2010, we would have been required to pay her accrued salary and severance of $441,000. As noted above, and unless otherwise provided by the administrator of the Stock Incentive Plan, had Ms. Lu’s employment terminated under the circumstances described above in connection with a change of control event on December 31, 2010, Ms. Lu would have also been entitled to the accelerated vesting of 100% of any outstanding and unvested portion of the option award. We estimated that her outstanding and unvested option that would have accelerated as of December 31, 2010 had no value. This was determined based on an analysis we performed as of December 31, 2010, whereby we estimated that the fair market value of an underlying share of our parent’s common stock on December 31, 2010 was less than the exercise price of the option by the number of shares subject to the accelerated portion of the option.

If Ms. Lu is terminated for death, disability or “cause,” or resigns for any reason other than a “good reason,” during the term of her employment agreement, we would not be obligated to make any payments under the employment agreement except for any accrued salary or bonuses for services rendered. In addition, if Ms. Lu is terminated for cause, any outstanding portion of her option under the Stock Incentive Plan will be immediately forfeited, regardless of whether it was then exercisable.

Winter Horton. In the event Mr. Horton’s employment is terminated for “cause” or as a result of Mr. Horton’s disability, death or resignation during the term of his employment agreement, Mr. Horton will only be entitled to salary and bonuses earned at the time of such termination. If Mr. Horton is terminated for a reason other than for cause or disability during the term of his employment agreement, Mr. Horton will be entitled to (i) salary and bonuses earned at the time of such termination, (ii) continued payment of his base salary for one year following such termination, and (iii) exercise the then-vested and outstanding portion of any options in accordance with the terms of the Stock Incentive Plan. Had we terminated Mr. Horton’s employment on December 31, 2010 for a reason other than cause or disability, we would have been required to pay Mr. Horton’s accrued salary and bonus and severance of $450,000.

Director Compensation

We do not pay a retainer or director fees to our directors for their services, except for William G. Adams. We also did not provide any perquisites or other benefits to any non-employee director in 2010 which aggregated $10,000 or more. We do, however, reimburse each of our directors for expenses incurred in the performance of his duties as a director.

DIRECTOR COMPENSATION FOR 2010

Name	Fees Paid or Earned in Cash ($)		Total ($)
Jose Liberman(1)	—		—
Lenard D. Liberman(1)	—		—
Winter Horton(1)	—		—
William G. Adams	34,500	(2)	34,500
Bruce A. Karsh	—		—
Terence M. O’Toole	—		—

(1)

In 2010, Jose Liberman, Lenard Liberman and Winter Horton served as our executive officers while also serving as our directors. Messrs. J. Liberman, L. Liberman and Horton were not paid any additional compensation for their services as directors in 2010. See “Summary Executive Compensation Table for 2010.”

(2)

The stockholders of our parent, Liberman Broadcasting, determined that Mr. Adams should be compensated for his service as a director because he is the only director not to hold, directly or indirectly, any equity in our parent or receive any other type of compensation for his service to us. In addition to serving on our board of directors, Mr. Adams also serves on the boards of directors of our parent and our wholly owned subsidiary, LBI Media, Inc. Mr. Adams’ aggregate fees for his services to us, our parent, and LBI Media have been included in this table. Mr. Adams receives an aggregate quarterly fee of $7,500 plus a meeting fee of $1,500 for each board meeting (other than telephonic meetings) he attends. However, Mr. Adams is only entitled to receive one meeting fee if the meetings of our board of directors and the board of directors of our parent and LBI Media are held jointly or consecutively. Mr. Adams attended three board meetings in 2010.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. Our board of directors is responsible for determining the compensation of our executive officers. Jose Liberman, our Chairman, Lenard Liberman, our Chief Executive Officer, President and Secretary, and Winter Horton, our Chief Operating Officer, were directors for 2010 and participated with the rest of the board in determining the compensation of all executive officers for 2010. Otherwise, no executive officer of our company has served as a member of the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity that has or has had one or more executive officers who served as a member of our board of directors during the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We are a wholly owned subsidiary of our parent, Liberman Broadcasting, Inc. The following table sets forth information as of March 4, 2011 with respect to the beneficial ownership of Class A common stock and Class B common stock of our parent by (i) our directors, (ii) our named executed officers (as described above under “Item. 11 Executive Compensation—Compensation Discussion and Analysis”) and (iii) our directors and executive officers as a group.

The amounts and percentages of our parent’s Class A and Class B common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission, or SEC, governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 4, 2011. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise noted by footnote, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned, subject to applicable community property laws.

The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of the stockholders of our parent. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Holders of such shares of our parent’s Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Our parent had 113.29783 shares and 178.07139 shares of Class A and Class B common stock, respectively, outstanding on March 4, 2011.

	Class A Common Stock		Class B Common Stock		% of Total Economic Interest	% of Total Voting Power
Name and Address of Stockholder (1)	Number	%	Number	%
Jose Liberman (2)	(2)	(2)	58.51258	32.9%	20.1%	30.9%
Lenard Liberman (3)	(3)	(3)	119.55881	67.1	41.0	63.1
Wisdom Lu (4)	1.311162	1.1%	—	—	*	*
Winter Horton	—	—	—	—	—	—
William G. Adams	—	—	—	—	—	—
Bruce A. Karsh (5)	75.28824	66.5%	—	—	25.8	4.0
Terence M. O’Toole (6)	37.27864	32.9%	—	—	12.8	2.0
All directors and executive officers as a group (7 persons)	113.878042	99.4%	178.07139	100.0	99.7	100.0

*	Represents less than 1% of the issued and outstanding shares of common stock as of the date of this table.
(1)	The address of the persons and entities listed on the table is c/o LBI Media Holdings, Inc., 1845 West Empire Avenue, Burbank CA 91504.
(2)	Represents shares of Class B common stock held by Mr. Jose Liberman in his capacity as trustee of the Esther Liberman 2010 Annuity Trust dated November 3, 2010 and the trustee of the Jose Liberman 2010 Annuity Trust dated November 3, 2010. Holders of such shares of our Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Further, Class B shares will automatically be converted, whether by sale, assignment gift or otherwise, whether voluntarily or involuntarily, to Class A common shares under certain circumstances set forth in Liberman Broadcasting’s Restated Certificate of Incorporation.
(3)	Holders of such shares of our Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Further, Class B shares will automatically be converted, whether by sale, assignment gift or otherwise, whether voluntarily or involuntarily, to Class A common shares under certain circumstances set forth in Liberman Broadcasting’s Restated Certificate of Incorporation.
(4)	Represents exercisable options of 1.311162 shares of Class A common stock.
(5)

Represents an aggregate of 75.28824 shares of Class A common stock held by OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Principal Opportunities Fund IV AIF (Delaware), L.P. and OCM OPPS Broadcasting, LLC. The members of OCM OPPS Broadcasting, LLC are OCM Opportunities Fund VI, L.P. and OCM Opportunities Fund VII AIF (Delaware), L.P. The general partner of OCM Principal Opportunities Fund III, L.P. and OCM

Principal Opportunities Fund IIIA, L.P. is OCM Principal Opportunities Fund III GP, L.P. (“POF III GP”). The general partner of OCM Opportunities Fund VI, L.P. is OCM Opportunities Fund VI GP, L.P. (“Opps VI GP”). The general partner of POF III GP and Opps VI GP is Oaktree Fund GP I, L.P. (“GP I”). The general partner of GP I is Oaktree Capital I, L.P. (“Capital I”). The general partner of Capital I is OCM Holdings I, LLC (“Holdings I”). The managing member of Holdings I is Oaktree Holdings, LLC (“Holdings”). The managing member of Holdings is Oaktree Capital Group, LLC (“OCG”). The holder of a majority of the voting units of OCG is Oaktree Capital Group Holdings, L.P. (“OCGH”). The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC (“OCGH GP”). The general partner of OCM Principal Opportunities Fund IV AIF (Delaware), L.P. is Oaktree Fund AIF Series, L.P. – Series B (“POF IV GP”). The general partner of OCM Opportunities Fund VII AIF (Delaware), L.P. is Oaktree Fund AIF Series, L.P. – Series C (“Opps VII GP”). The general partner of POF IV GP and Opps VII GP is Oaktree Fund GP AIF, LLC (“AIF LLC”). The managing member of AIF LLC is Oaktree Fund GP III, L.P. (“GP III”). The general partner of GP III is Oaktree AIF Investments, L.P. (“AIF Investments”). The general partner and limited partner of AIF Investments is Oaktree AIF Holdings, Inc. (“AIF Holdings”). The sole voting shareholder of AIF Holdings is OCGH. The general partner of OCGH is OCGH GP. Mr. Karsh is a member of OCGH GP and, therefore, may be deemed to have or share beneficial ownership of the shares beneficially owned by OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Principal Opportunities Fund IV AIF (Delaware), L.P. and OCM OPPS Broadcasting, LLC. Mr. Karsh and all of the other entities named above except for OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Principal Opportunities Fund IV AIF (Delaware), L.P. and OCM OPPS Broadcasting, LLC disclaim beneficial ownership of such shares, except to the extent of his and their direct pecuniary interest therein.

(6)	Represents an aggregate of 37.27864 shares of Class A common stock held by Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. (collectively, the “Tinicum Group”). Mr. O’Toole is co-managing member of Tinicum Lantern II L.L.C., the general partner of Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P. and manager of Tinicum Capital Partners II Executive Fund, L.L.C., and has sole voting and dispositive power of shares held by the Tinicum Group. Mr. O’Toole disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

For equity compensation plan information, refer to the information in “Item 10. Executive Compensation”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are not required to have, and do not have, an audit committee. Accordingly, our board of directors reviews and approves all related person transactions. Our board of directors has not adopted written procedures for review of, or standards for approval of, these transactions, but instead reviews such transactions on a case-by-case basis.

Executive Officer and Director Loans

As of December 31, 2010, we had outstanding loans, including accrued interest, aggregating $270,091 and $2,680,107 to Jose and Lenard Liberman, respectively, each of whom is an executive officer and a director and beneficially owns shares of our stock, and $690,000 to Winter Horton, our Chief Operating Officer and director. The loans were for the personal use of Jose and Lenard Liberman and Winter Horton.

Jose Liberman. We made loans of $146,590 and $75,000 to Jose Liberman on December 20, 2001 and July 29, 2002, respectively. During the year ended December 31, 2010, the largest aggregate amount of principal outstanding of these loans was $221,590. Jose Liberman did not pay us any principal or interest for the year ended December 31, 2010.

The loans bore interest at the alternative federal short-term rate published by the Internal Revenue Service for the month in which the advance was made, which rate was 2.48% and 2.84% for the December 2001 and July 2002 notes, respectively. However, when these notes were renewed in 2010, the interest rates were adjusted to 0.69% and 0.82% for the December 2001 and July 2002 notes, respectively, based on the applicable alternative federal short-term rate. Each loan was scheduled to mature on the seventh anniversary of the date on which the loan was made. However, all loans were extended and mature July 2012 and December 2012 for the July 2002 and December 2001 notes, respectively.

Lenard Liberman. We made loans of $243,095, $32,000 and $1,916,563 on December 20, 2001, June 14, 2002 and July 9, 2002, respectively. During the year ended December 31, 2010, the largest aggregate amount of principal outstanding of these loans was $2,191,658. Lenard Liberman did not pay us any principal or interest for the year ended December 31, 2010.

The loans bore interest at the alternative federal short-term rate published by the Internal Revenue Service for the month in which the advance was made, which rate was 2.48%, 2.91% and 2.84% for the December 2001, June 2002 and July 2002 notes, respectively. However, when these notes were renewed in 2010, the interest rates were adjusted to 0.69%, 0.75% and 0.82% for the December 2001, June 2002 and July 2002 notes, respectively, based on the applicable alternative federal short-term rate. Each loan was scheduled to mature on the seventh anniversary of the date on which the loan was made. However, all loans were extended and mature June 2012, July 2012 and December 2012 for the June 2002, July 2002 and December 2001 notes, respectively.

Winter Horton. We made loans of $30,000, $36,000, $349,000 and $275,000 on November 20, 1998, November 22, 2002, November 29, 2002 and April 8, 2006, respectively. Each of these loans were made prior to Mr. Horton’s election as our director in March 2007. During the year ended December 31, 2009, the largest aggregate principal amount outstanding of these loans was $690,000. Mr. Horton did not repay any principal or interest for the year ended December 31, 2010. The $30,000 loan does not bear interest and does not have a maturity date. Each of the other loans bear interest at 8.0% and mature in December 2012.

L.D.L. Enterprises, Inc.

Lenard Liberman is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, we allow LDL to use, free of charge, unsold advertising time on our radio and television stations.

Stockholders’ and Executive Officers’ Note Purchases

Certain of our parent’s stockholders, the chairman of our board, our chief executive officer, president and secretary, and our chief financial officer collectively own an aggregate principal amount of approximately $53.7 million of LBI Media’s senior subordinated notes and $3.0 million of our senior discount notes, as of December 31, 2010, which were all purchased in open market transactions. We paid an aggregate of $4.9 million in interest during the fiscal year ended December 31, 2010 to such related persons.

Tinicum Incorporated

In November 2009, we entered into an agreement to lease certain office space from Tinicum Incorporated (“Tinicum”). Tinicum is a stockholder of our parent, Liberman Broadcasting, Inc. The rental payments are $12,000 per month and the lease expires in October 2011. During the year ended December 31, 2010, we recorded $144,000 in rent expense related to our lease from Tinicum, which is included in selling, general and administrative expenses in the accompanying consolidated financial statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees related to services performed by Deloitte & Touche LLP for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
	2010	2009
Audit fees	$626,000	$435,000
Audit-related fees	—	—
Tax fees	—	—

Total	$626,000	$435,000

We do not have an audit committee. Our board of directors approved all services performed by Deloitte & Touche. For the year ended December 31, 2009, audit fees of $25,000 were billed by Ernst & Young LLP, our previous auditors who were dismissed in December 2008. Such fees are not included in the above table.

Fees for audit services include fees associated with the annual audit and our annual reports on Form 10-K, the reviews of our quarterly reports on Form 10-Q, the issuance of comfort letters, the issuance of consents, and assistance with and review of documents filed with the Securities and Exchange Commission. Tax fees include tax compliance, tax advice and tax planning services.

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

3.	Exhibits

The exhibits filed as part of this annual report are listed in Item 15(b).

(b)	Exhibits.

The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (4)
3.2	Certificate of Ownership of Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.), dated July 9, 2002 (1)
3.3	Amended and Restated Bylaws of LBI Media Holdings, Inc. (4)
4.1	Indenture governing LBI Media Holdings’ 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)
4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)
4.3	Indenture, dated as of July 23, 2007, by and among LBI Media, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (5)
4.4	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of LBI Media Holdings, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of LBI Media Holdings, Inc. and its subsidiaries.
10.1	Promissory Note dated December 20, 2001 by Lenard D. Liberman in favor of LBI Media, Inc. (1)
10.2	Promissory Note dated December 20, 2001 by Jose Liberman in favor of LBI Media, Inc. (1)
10.3	Promissory Note dated June 14, 2002 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)
10.4	Promissory Note dated July 9, 2002 issued by Lenard Liberman in favor of LBI Media, Inc. (1)
10.5	Promissory Note dated July 29, 2002 issued by Jose Liberman in favor of LBI Media, Inc. (1)
10.6	Authorization of Loan dated November 20, 1998 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)
10.7	Unsecured Promissory Note dated November 22, 2002 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)
10.8	Secured Promissory Note dated November 29, 2002 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)
10.9	Secured Promissory Note dated April 8, 2006 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)
10.10†	Employment Agreement, dated as of December 28, 2009, by and between Liberman Broadcasting, Inc. and Winter Horton(9)
10.11†	Employment Agreement, dated as of February 27, 2008, by and between Liberman Broadcasting, Inc. and Wisdom Lu (7)
10.12	Amended and Restated Credit Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (3)
10.13	First Amendment and Consent to Amended and Restated Credit Agreement, dated as of March 16, 2007, by and among LBI Media, Inc., the guarantors party thereto, the lenders thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent (7)
10.14	Second Amendment to Amended and Restated Credit Agreement, dated as of July 23, 2007, by and among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent (5)
10.15	Amended and Restated Term Loan Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (3)

10.16	First Amendment and Consent to Amended and Restated Term Loan Agreement, dated as of March 16, 2007, among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as administrative agent, and Credit Suisse, Cayman Islands Branch, as collateral agent (7)
10.17	Investor Rights Agreement, dated as of March 30, 2007, by and among Liberman Broadcasting, Inc. and each of the stockholders of Liberman Broadcasting, Inc. listed on the signature pages thereto (4)
10.18	Amendment No. 1 to Investor Rights Agreement and Waiver, dated as of July 10, 2007, by and among Liberman Broadcasting, Inc., OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Opps Broadcasting, LLC, OCM Principal Opportunities Fund IV AIF (Delaware), L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P., and the existing stockholders listed on the signature pages thereto (6)
10.19†	Liberman Broadcasting, Inc. Stock Incentive Plan, dated December 12, 2008 (8)
10.20†	Liberman Broadcasting, Inc. Stock Incentive Plan Stock Option Agreement dated December 12, 2008, by and between Liberman Broadcasting, Inc. and Wisdom Lu (8)
10.21†	Summary of Verbal Agreement for Director Compensation with William G. Adams (8)
21.1	Subsidiaries of LBI Media Holdings, Inc. (7)
31.1	Certification of Chief Executive Officer, President and Secretary pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(2)	Incorporated by reference to LBI Media Holdings’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission October 30, 2003, as amended (File No. 333-110122).
(3)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2006 (File No. 333-110122).
(4)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007 (File No. 333-110122).
(5)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-110122).
(6)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 (File No. 333-110122).
(7)	Incorporated by reference to LBI Media Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-110122).
(8)	Incorporated by reference to LBI Media Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 (File No. 333-110122).
(9)	Incorporated by reference to LBI Media Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2010 (File No. 333-110122).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burbank, State of California, on March 4, 2011.

LBI MEDIA HOLDINGS, INC.

/S/ WISDOM LU
Wisdom Lu
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSE LIBERMAN Jose Liberman	Chairman and Director	March 4, 2011

/S/ LENARD D. LIBERMAN Lenard D. Liberman	Chief Executive Officer, President, Secretary and Director	March 4, 2011

/S/ WISDOM LU Wisdom Lu	Chief Financial Officer	March 4, 2011

/S/ WINTER HORTON Winter Horton	Chief Operating Officer and Director	March 4, 2011

/S/ WILLIAM G. ADAMS William G. Adams	Director	March 4, 2011

/S/ BRUCE A. KARSH Bruce A. Karsh	Director	March 4, 2011

/S/ TERENCE M. O’TOOLE Terence M. O’Toole	Director	March 4, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of LBI Media Holdings, Inc.

Burbank, California

We have audited the accompanying consolidated balance sheets of LBI Media Holdings, Inc. (the Company, a wholly owned subsidiary of Liberman Broadcasting, Inc.,) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s (deficiency) equity, and cash flows for each of the three years in the periods ended December 31, 2010, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LBI Media Holdings, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the periods ended December 31, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 4, 2011

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$294	$178
Accounts receivable (less allowances for doubtful accounts of $3,436 and $3,168, respectively)	23,344	18,745
Current portion of television program costs, net	640	507
Amounts due from related parties	409	387
Current portion of employee advances	105	241
Prepaid expenses and other current assets	1,581	1,262
Assets held for sale	—	1,403

Total current assets	26,373	22,723

Property and equipment, net	94,163	91,989
Broadcast licenses, net	166,653	161,660
Deferred financing costs, net	4,998	6,413
Notes receivable from related parties, excluding current portion	3,034	3,024
Employee advances, excluding current portion	1,790	1,529
Television program costs, excluding current portion	10,181	6,734
Other assets	3,760	4,772

Total assets	$310,952	$298,844

Liabilities and stockholder’s deficiency
Current liabilities:
Cash overdraft	$1,050	$494
Accounts payable	2,858	2,874
Accrued liabilities	8,049	5,535
Accrued interest	9,597	9,664
Current portion of long-term debt	1,364	1,355

Total current liabilities	22,918	19,922
Long-term debt, excluding current portion	444,007	420,869
Fair value of interest rate swap	3,146	5,234
Deferred income taxes	20,160	18,482
Other liabilities	2,891	1,579

Total liabilities	493,122	466,086

Commitments and contingencies
Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares—1,000
Issued and outstanding shares—100	—	—
Additional paid-in capital	62,993	62,977
Accumulated deficit	(245,163)	(230,219)

Total stockholder’s deficiency	(182,170)	(167,242)

Total liabilities and stockholder’s deficiency	$310,952	$298,844

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net revenues	$115,736	$102,921	$116,312
Operating expenses:
Program and technical, exclusive of depreciation and amortization shown below	38,240	24,848	26,427
Promotional, exclusive of depreciation and amortization shown below	3,465	3,323	3,426
Selling, general and administrative, exclusive of depreciation and amortization shown below	39,925	40,132	43,239
Depreciation and amortization	10,042	9,703	9,943
Loss on sale and disposal of property and equipment	611	1,807	3,506
Impairment of broadcast licenses and long-lived assets	7,222	126,543	91,740
Gain on assignment of asset purchase agreement	(1,599)	—	—

Total operating expenses	97,906	206,356	178,281

Operating income (loss)	17,830	(103,435)	(61,969)
Gain on note purchases	302	520	12,495
Interest expense, net of amounts capitalized	(33,193)	(33,777)	(36,993)
Interest rate swap income (expense)	2,088	2,393	(3,433)
Equity in losses of equity method investment	—	(112)	(280)
Impairment of equity method investment	—	—	(160)
Interest income and other income	87	108	—

Loss from continuing operations before (provision for) benefit from income taxes	(12,886)	(134,303)	(90,340)
(Provision for) benefit from income taxes	(2,058)	20,261	7,191

Loss from continuing operations	(14,944)	(114,042)	(83,149)
Discontinued operations, net of income taxes (including gain on sale of assets of $0, $1,245, and $0, respectively)	—	1,398	1,156

Net loss	$(14,944)	$(112,644)	$(81,993)

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIENCY) EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficiency)
			(dollars in thousands)
Balances at December 31, 2007	100	$—	$63,298	$(35,582)	$27,716
Net loss	—	—	—	(81,993)	(81,993)
Distributions to Parent	—	—	(242)	—	(242)

Balances at December 31, 2008	100	—	63,056	(117,575)	(54,519)
Net loss	—	—	—	(112,644)	(112,644)
Stock-based compensation	—	—	28	—	28
Distributions to Parent	—	—	(107)	—	(107)

Balances at December 31, 2009	100	—	62,977	(230,219)	(167,242)
Net loss	—	—	—	(14,944)	(14,944)
Stock-based compensation	—	—	26	—	26
Distributions to Parent	—	—	(10)	—	(10)

Balances at December 31, 2010	100	$—	$62,993	$(245,163)	$(182,170)

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Operating activities
Net loss	$(14,944)	$(112,644)	$(81,993)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,042	9,761	10,013
Impairment of broadcast licenses and long-lived assets	7,222	126,817	91,740
Gain on note purchases	(302)	(520)	(12,495)
Accretion on senior discount notes	—	—	5,542
Amortization of discount on subordinated notes	301	275	251
Amortization of deferred financing costs	1,430	1,468	1,413
Write off of deferred financing costs	32	250	—
Amortization of television program costs	12,862	5,231	593
Provision for doubtful accounts	1,250	2,401	1,906
Impairment of equity method investment	—	—	160
Equity in losses of equity method investment	—	112	280
Stock-based compensation	26	28	—
Interest rate swap (income) expense	(2,088)	(2,393)	3,433
Gain on assignment of asset purchase agreement (see Note 3)	(1,599)	—	—
Loss on sale and disposal of property and equipment	611	1,807	3,512
Gain on sale of assets	—	(1,245)	—
Changes in operating assets and liabilities:
Cash overdraft	556	99	395
Accounts receivable	(5,884)	(2,572)	(2,370)
Television program costs	(16,442)	(11,277)	(705)
Amounts due from related parties	(4)	(24)	(61)
Prepaid expenses and other current assets	(319)	734	(696)
Employee advances	(125)	(138)	(424)
Accounts payable	128	(460)	631
Accrued liabilities	2,518	991	455
Accrued interest	(67)	31	932
Deferred income taxes	1,678	(19,191)	(6,796)
Other assets and liabilities	2,125	(1,649)	59

Net cash (used in) provided by operating activities	(993)	(2,108)	15,775

Investing activities
Purchases of property and equipment	(11,509)	(9,496)	(12,752)
Deposits on purchases of property and equipment (including acquisition costs)	—	(340)	(1,627)
Acquisition of television station property and equipment	—	—	(65)
Return of previously deposited escrow funds	375	525	—
Acquisition of and upgrades to broadcast licenses	(11,592)	(4)	(1,534)
Acquisition of other television and radio station assets, net (including amounts deposited into escrow and pre-acquisition costs)	(2,193)	—	(1,641)
Notes receivable issued, net of repayments	112	(299)	(100)
Repayment on notes receivable from related parties, net	—	9	—
Net proceeds from the sale of radio station assets	—	6,424	—
Insurance proceeds related to previously disposed property and equipment	215	—	—
Net proceeds from the sale of property and equipment	860	—	670
Gross proceeds from the assignment of asset purchase agreement (see Note 3)	5,900	—	—
Payment pursuant to relocation and purchase agreement relating to assignment of asset purchase agreement	(4,150)	—	—
Investment in equity method investment (including acquisition costs)	—	—	(488)

Net cash used in investing activities	(21,982)	(3,181)	(17,537)

Financing activities
Proceeds from bank borrowings	74,951	54,950	60,900
Payments of deferred financing costs	(47)	—	(529)
Payments on long-term debt and bank borrowings	(48,555)	(49,346)	(50,064)
Purchases of senior discount notes	(3,248)	(480)	(9,550)
Distributions to Parent	(10)	(107)	(242)

Net cash provided by financing activities	23,091	5,017	515

Net increase (decrease) in cash and cash equivalents	116	(272)	(1,247)
Cash and cash equivalents at beginning of year	178	450	1,697

Cash and cash equivalents at end of year	$294	$178	$450

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable:
Purchases of property and equipment	$(417)	$(859)	$(1,331)
Acquisition of broadcast licenses	$—	$—	$(27)
Issuance of seller-financed note receivable	$(1,212)	$—	$—
Building purchase through forgiveness of amounts receivable	$(703)	$—	$—
Cash paid for interest (net of amounts capitalized of $0, $117, and $34, respectively)	$31,416	$31,672	$28,895
Cash paid for income taxes	$214	$266	$215

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance and purchase of a portion of its of senior discount notes (see Note 5) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends,distributions, and loans from its subsidiaries, which are subject to restriction by LBI Media’s senior credit facilities and the indenture governing the senior subordinated notes issued by LBI Media (see Note 5). Parent-only condensed financial information of LBI Media Holdings on a stand-alone basis has been presented in Note 12.

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California, Texas, Arizona, Utah, New York, Colorado, and Illinois. The Company operates its New York television station and four of its radio stations in its California and Texas markets under time brokerage agreements. The Company also owns television production facilities that are used to produce programming for Company-owned and affiliated television stations. The Company sells commercial airtime on its radio and television stations to local, regional and national advertisers.

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

The Company’s television stations, KRCA, KSDX, KVPA, KETD, KZJL, KMPX, KPNZ, WASA and WESV serve the Los Angeles, California, San Diego, California, Phoenix, Arizona, Denver, Colorado, Houston, Texas, Dallas-Fort Worth, Texas, Salt Lake City, Utah, New York, New York, and Chicago, Illinois markets, respectively.

The Company’s two television studio facilities in Burbank, California, and one each in Houston, Texas, and Dallas, Texas, are owned and operated by its indirect, wholly owned subsidiaries.

In 2009, the Company began entering into affiliation agreements with certain television stations to broadcast its EstrellaTV network programming on their primary or digital multicast channels. Currently, this affiliate network consists of television stations in various states serving 29 designated market areas, including seven each in California and Texas, four in Florida, two each in Arizona and Nevada, and one each in Kansas, Nebraska, New Mexico, New York, North Carolina, Oklahoma, and Oregon.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Liquidity

As of December 31, 2010, the Company’s total indebtedness was approximately $445.4 million, of which approximately $1.4 million would be due in 2011 and $174.8 million would be due in 2012. The Company’s senior credit facilities, of which approximately $175.9 million was outstanding as of December 31, 2010, mature in March 2012. Because the Company is highly leveraged, it will need to dedicate a substantial portion of its cash flow from operations to pay principal and interest on its debt, which may reduce its ability to fund working capital and to expand its business through capital expenditures, acquisitions and other means. In addition, if the Company is not able to pay its debts as they become due, it will be required to pursue one or more alternative strategies, such as, refinancing or restructuring its indebtedness, selling additional debt or equity securities or selling assets. Because the Company has also pledged substantially all of its assets to its existing lender, it may not be able to refinance its existing debt or issue additional debt or equity securities on favorable terms, if at all, and if the Company must sell its assets, it may negatively affect its ability to generate net revenues. The Company has available borrowing capacity under LBI Media’s senior revolving credit facility which it believes will be sufficient to permit it to fund its contractual obligations and operations for at least the next twelve months. The Company is currently exploring refinancing alternatives for its senior credit facilities which mature in March 2012.

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

Television Program Costs

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. GAAP sets forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. The Company has determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, capitalizes television production costs for certain of its programs, and amortizes those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe have a useful life beyond the initial airing or does not have revenue directly attributed to production are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. Approximately $9.3 million and $5.5 million of original television programming costs were capitalized as of December 31, 2010 and 2009, respectively.

Television program rights acquired by the Company from third-party vendors are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the next year and program rights payable due within one year are classified as current assets and current liabilities, respectively. The acquired programming rights will be amortized through 2014. Approximately $1.6 million and $1.7 million of acquired program costs were capitalized as of December 31, 2010 and 2009, respectively.

The following table sets forth the components of the Company’s unamortized program costs as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
	(In thousands)
Original television program costs – released	$9,244	$5,077
Original television program costs – in production	18	424
Acquired television program rights	1,559	1,740

	$10,821	$7,241

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Based on current estimates, the Company expects that its net original program costs incurred as of December 31, 2010 will amortize as follows (expressed as a percentage of unamortized net original program costs as of December 31, 2010):

2011	60%
2012	26%
2013	11%
2014	3%

100%

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and building improvements	20 years
Antennae, towers and transmission equipment	12 years
Studio and production equipment	10 years
Record and tape libraries	10 years
Computer equipment and software	3 years
Office furnishings and equipment	5 years
Automobiles	5 years

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

The Company performed a review of the fair market value of certain long-lived assets in connection with one of its television broadcast stations as of June 30, 2010, as a result of impairment indicators noted by the Company. As a result, the Company recorded a $0.8 million impairment charge to write down the carrying value of these long-lived assets to estimated fair value.

The Company used both the cost and market approaches as appropriate in determining the fair value of long-lived assets. The value of the station’s tangible assets was based on each asset’s replacement cost, with a provision for depreciation, where appropriate, the cost of comparable used assets of like age and condition. The Company used current communications industry equipment prices appearing in appropriate manufacturers’ price lists and catalogs, solicited current market data from dealers of used broadcast equipment, and relied upon published used equipment price lists, catalogs, and listings in trade magazines and publications. The fair value of the station’s land was determined based on comparable land sales data. The fair value estimates utilized Level 3 inputs.

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

Interest cost is capitalized on individually significant projects during construction and approximated $0, $117,000, and $34,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Capitalized interest in 2009 and 2008 related to the construction of a new corporate office building and studio facility in Dallas, which was completed in November 2009.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Broadcast Licenses

The Company’s indefinite-lived assets consist of its Federal Communications Commission (“FCC”) broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.5 million at December 31, 2010 and 2009.

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

The Company generally tests its broadcast licenses for impairment at the individual license level. However, the Company has applied the provisions of ASC 350-30 to certain of its broadcast licenses, which states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. The Company aggregates broadcast licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

During the three months ended September 30, 2010, the Company completed its annual impairment review and concluded that certain of its broadcast licenses were impaired. As such, the Company recorded a non-cash impairment loss of approximately $5.4 million to reduce the net book value of these broadcast licenses to their estimated fair market values. During the three months ended September 30, 2009, the Company recorded a non-cash impairment loss of $75.1 million resulting from its 2009 annual impairment review. The impairment charges resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the general broadcasting industry, higher discount rates and a decline in cash flow multiples for recent station sales.

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

Radio Broadcasting Licenses	September 30, 2010	September 30, 2009
Discount Rate	12.5%	12.7%
First-year Market Growth Rate Range	1.0% - 3.0%	(17.6)% -(24.0)%
Out-year Market Growth Rate Range	3.0% - 3.7%	0.8% - 2.0%
Market Share Range (1)	0.2% - 11.3%	0.2% - 11.8%
Operating Profit Margin Range (1)	(2.6)% - 32.0%	(4.3)% - 32.9%

Television Broadcasting Licenses	September 30, 2010	September 30, 2009
Discount Rate	12.5%	12.6%
First-year Market Growth Rate Range	(8.7)% - (3.0)%	(17.0)% - (22.0)%
Out-year Market Growth Rate Range	1.8% - 2.3%	1.4% - 2.4%
Market Share Range (1)	0.9% - 2.3%	0.2% - 2.5%
Operating Profit Margin Range (1)	12.4% - 30.1%	9.8% - 31.3%

(1)	Excludes first full year of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

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

The Company also conducted an interim impairment review as of December 31, 2008 of the fair value of certain of its broadcast licenses. These review primarily resulted from the continued slowdown in the U.S. advertising industry, which reduced advertising revenue projections for the markets in which the Company operates beyond levels assumed in its 2008 annual testing (conducted as of September 30, 2008). Based on its evaluation, the Company determined that several of its radio and television broadcast licenses were impaired and recorded impairment charges of approximately $45.0 million to reduce the net book value of these broadcast licenses to their estimated fair market values.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Below are key assumptions used in the income approach model for estimating asset fair values for the interim and the annual impairment tests performed as of December 31, 2008 and September 30, 2008, respectively. Ranges are included because the Company evaluates each station on an individual basis (or cluster basis for simulcast stations) for impairment and the ranges reflect the range of assumptions for the stations included in the categories below.

Radio Broadcasting Licenses	December 31, 2008	September 30, 2008
Discount Rate	11.6%	11.4%
2009 Market Growth Rate Range	(6.6)% - (10.3)%	(1.0)% - 1.5%
Out-year Market Growth Rate Range	2.6% - 3.2%	2.2% - 2.8%
Market Share Range (1)	0.1% - 11.4%	0.1% - 11.5%
Operating Profit Margin Range (1)	(5.1)% - 37.8%	6.9% - 41.8%

Television Broadcasting Licenses	December 31, 2008	September 30, 2008
Discount Rate	11.2%	10.2%
2009 Market Growth Rate Range	(6.5)% - (7.5)%	(3.0)% - (2.0)%
Out-year Market Growth Rate Range	2.0% - 3.7%	2.6% - 3.5%
Market Share Range (1)	1.0% - 2.6%	1.2% - 2.6%
Operating Profit Margin Range (1)	10.3% - 32.2%	18.3% - 31.8%

(1)	Excludes first full year of operations.

The following table sets forth the non-cash impairment charges recorded by the Company for the years ended December 31, 2010, 2009, and 2008.

Year ended December 31,	Amount
(in millions)
2008	$91.7
2009 (2)	126.5
2010	6.4

(2)	Excludes a $0.3 million impairment relating to radio station KSEV-AM, which was sold in December 2009. As discussed below, the operations of KSEV-AM have been reclassified and are presented in discontinued operations in the accompanying consolidated financial statements.

Discontinued Operations

In December 2009, two of LBI Media Holdings’ indirect, wholly owned subsidiaries consummated the sale of radio station KSEV-AM, in the Houston, Texas market, to Patrick Broadcasting, LP, for a total aggregate cash purchase price of approximately $6.5 million. The sale resulted in a pre-tax gain of approximately $1.2 million. Accordingly, the accompanying consolidated financial statements reflect the operating results of radio station KSEV-AM as discontinued operations for all periods presented.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Summarized financial information in the accompanying consolidated statements of operations for the discontinued KSEV-AM radio operations is as follows (in thousands):

	Twelve Months Ended December 31,
	2010	2009	2008
Net revenues	$—	$1,327	$1,393
Expenses	—	(113)	(123)
Impairment of broadcast license	—	(274)	—
Gain on sale of assets	—	1,245	—

Income before provision for income taxes	—	2,185	1,270
Provision for income taxes	—	(787)	(114)

Discontinued operations, net of income taxes	$—	$1,398	$1,156

Assets Held For Sale

In November 2009, the Company completed construction of its new corporate office building and studio facility in Dallas, Texas. At the same time, the Company moved its entire Dallas operations from its former location to the new building. As of December 31, 2009, the Company had engaged a real estate agent to sell the former operating facility and in 2010, the Company consummated the sale. This facility was classified as assets held for sale as of December 31, 2009, in the accompanying consolidated balance sheets.

The Company’s former operating facility was sold for approximately $2.4 million, consisting of $1.0 million in gross cash proceeds ($0.9 million in net proceeds) and a $1.4 million note receivable. Such note bears interest at 6.0% per annum and is due in monthly payments of approximately $10,000 through its maturity in July 2018. As the note will not have fully amortized as of the maturity date, the buyer will be required to make an additional balloon payment of approximately $1.0 million on July 1, 2018. The note is secured by a deed of trust on the property. Based on its evaluation of market credit conditions, the Company determined that the stated interest rate in the note receivable was less than the corresponding market rate. As such, the Company recorded the note receivable at its estimated fair value, which was approximately $1.2 million as of the date of the sale and December 31, 2010. Such note receivable is included in other assets in the accompanying consolidated balance sheet as of December 31, 2010.

Barter Transactions

Included in the accompanying consolidated statements of operations are non-monetary transactions arising from the trading of advertising time for merchandise and services. Barter revenues and expenses are recorded at the fair market value of the goods or services received when the commercial is broadcast. The Company recognizes barter revenues when the commercial is broadcast. Barter expenses are recorded at the same time as barter revenue, which approximates the date the expenses were incurred. Barter revenue and expense, totaled approximately $2.2 million, $2.1 million, and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Income Taxes

The U.S. Federal jurisdiction and the state jurisdictions of California and Texas are the major tax jurisdictions where the Company files income tax returns. The Company is no longer subject to federal or state income tax examinations for years prior to 2007 and 2006, respectively.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

The Company may be audited by the Internal Revenue service and various state tax authorities. Disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company periodically evaluates its exposures associated with tax filing positions and, while it believes its positions comply with applicable laws, may record liabilities based upon estimates of the ultimate outcome of these matters and the guidance provided in ASC 740 “Income Taxes” (“ASC 740”).

Advertising Costs

Advertising costs are expensed as incurred. The accompanying consolidated statements of operations include advertising costs (included in promotional expenses) of approximately $75,000, $10,000, and $0 for the years ended December 31, 2010, 2009, and 2008, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation according to the provisions of ASC 718 “Compensation — Stock Compensation” (“ASC 718”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options under the Parent’s, Liberman Broadcasting, Inc.’s, Stock Incentive Plan based on estimated fair values. Services required under a certain employment agreement pursuant to which the options were granted are rendered to the Company. Accordingly, the Company reflects compensation expense related to the options in its financial statements.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

Derivative Instruments

Since November 2006, the Company has utilized a derivative instrument to hedge its exposure to interest rate risks. The Company records derivative instruments on the balance sheet as either assets or liabilities that are measured at their fair value under the provisions of ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met, in which case, changes in fair value are deferred to accumulated other comprehensive income and reclassified into earnings when the underlying transaction affects earnings. The interest rate swap effective at December 31, 2010 and 2009 did not meet the requirements for hedge accounting treatment at its inception and, accordingly, changes in its fair value are included in current period earnings as interest rate swap income or expense in the accompanying consolidated statement of operations.

Comprehensive Income (Loss)

The Company reports comprehensive operations in accordance with the provisions of ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 established standards for the reporting and display of comprehensive income.

Components of comprehensive income or loss include net income or loss, foreign currency translation adjustments and gains or losses associated with investments available for sale (if any). As the Company did not have any foreign currency translation adjustments or gains or losses associated with investments in available for sale securities, there were no differences between net loss and comprehensive loss for any of the periods presented.

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

2. Fair Value Measurements

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

As of December 31, 2010 and 2009, respectively, the fair values of the Company’s financial liabilities are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
As of December 31, 2010
Liabilities subject to fair value measurement:
Interest rate swap (a)	$3,146	$—	$3,146	$—

Total	$3,146	$—	$3,146	$—

As of December 31, 2009
Liabilities subject to fair value measurement:
Interest rate swap (a)	$5,234	$—	$5,234	$—

Total	$5,234	$—	$5,234	$—

(a)	Based on London Interbank Offered Rate (“LIBOR”). See “Long-Term Debt – Interest Rate Swap” in Note 5.

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

As of December 31, 2010 and 2009, each major category of assets measured at fair value on a non-recurring basis during the period is categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3	Total Losses
As of December 31, 2010
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$23,309	$—	$—	$23,309	$(6,429)
Long-lived assets	2,910	—	—	2,910	(793)

Total	$26,219	$—	$—	$26,219	$(7,222)

	Total	Level 1	Level 2	Level 3	Total Losses
As of December 31, 2009
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$161,660	$—	$—	$161,660	$(126,543)
Broadcast licenses held for sale	3,870	—	—	3,870	(274)

Total	$165,530	$—	$—	$165,530	$(126,817)

Pursuant to ASC 350-30 “General Intangibles Other Than Goodwill” (“ASC 350-30”) and ASC 360 “Property, Plant and Equipment”, and in connection with an interim impairment test performed for certain asset values as of June 30, 2010, and its annual impairment test performed as of September 30, 2010, the Company recorded an impairment charge of $7.2 million for the year ended December 31, 2010, to write down the carrying value of several of its radio and television broadcast licenses and certain other related long-lived assets to their estimated fair values. During the year ended December 31, 2009, and in connection with an interim impairment test performed for certain asset values as of March 31, 2009, and its annual impairment test performed as of September 30, 2009, the carrying values for several of the Company’s radio and television broadcasting licenses were written down to their estimated fair values, resulting in a total impairment charges of approximately $126.5 million for the year ended December 31, 2009, respectively (excluding $0.3 million in impairment charges relating to radio station KSEV-AM, which is included in discontinued operations in the accompanying consolidated statements of operations). The fair values were estimated utilizing Level 3 inputs. The fair value of the Company’s financial instruments included in current assets and current liabilities (such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and other similar items) approximate fair value due to the short-term nature of such instruments.

•	The fair values of LBI Media’s 2007 Senior Subordinated Notes and LBI Media Holdings’ Senior Discount Notes (see Note 5) were determined using quoted market prices.

•

The Company’s other long-term debt has variable interest rates, or rates that the Company believes approximate current market rates, and accordingly, the fair value of those instruments approximates the carrying amounts.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

	December 31, 2010		December 31, 2009
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
8.5% Senior Subordinated Notes due 2017	$185.3	$225.9	$189.9	$225.6
11% Senior Discount Notes due 2013	37.2	41.8	33.6	45.4
Senior credit facility and mortgage note payable	177.6	177.6	151.2	151.2

3. Acquisitions

WESV-LP. In December 2010, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC (“KRCA TV”) and KRCA License LLC (“KRCA License”), as buyers, consummated the acquisition of selected assets of television station W40BY, licensed to Palatine, Illinois, from Trinity Broadcasting Network, pursuant to an asset purchase agreement entered into by the parties in February 2010. Subsequent to the purchase, the Company changed the call letters of the acquired station to WESV. The total purchase price of approximately $1.3 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The Company allocated the purchase price as follows (in thousands):

Broadcast licenses	$1,209
Property and equipment	41

$1,250

KETD-TV. In June 2010, KRCA TV and KRCA License consummated the acquisition of selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from LeSEA Broadcasting Corporation, pursuant to an asset purchase agreement entered into by the parties in January 2010. Subsequent to the purchase, the Company changed the call letters of the acquired station to KETD. The total purchase price of approximately $6.5 million was paid primarily through borrowings under LBI Media’s senior revolving credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities and (iii) broadcast and other studio equipment used to operate the station. The Company allocated the purchase price as follows (in thousands):

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

KVPA-LP. In December 2008, KRCA TV and KRCA License, as buyers, consummated the acquisition of selected assets of television station KVPA-LP, licensed to Phoenix, Arizona, from Latin America Broadcasting of Arizona, Inc., as seller, pursuant to an asset purchase agreement entered into by the parties in August 2008. The aggregate purchase price of approximately $1.4 million was paid in cash. The assets acquired included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the television station and (ii) transmission and other broadcast equipment used to operate the television station. The Company allocated the purchase price as follows (in thousands):

Broadcast licenses	$1,329
Property and equipment	65

$1,394

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

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

The aggregate purchase price was to be approximately $17.5 million in cash, subject to certain adjustments, of which $0.5 million had been deposited in escrow. Such escrow amount is included in other assets in the accompanying consolidated balance sheet as of December 31, 2009. The Company would have paid $10.5 million of the aggregate purchase price to the seller and $7.0 million to Spectrum Scan-Idyllwild, LLC (“Spectrum Scan”). As a condition to the Company’s then pending purchase of the assets from the seller, LBI California had entered into an agreement relating to the relocation and purchase of KDES-FM with Spectrum Scan whereby it would have paid $7.0 million to Spectrum Scan in exchange for Spectrum Scan’s agreement to terminate its option to purchase KWXY-FM, located in Cathedral City, California, and Spectrum Scan’s assistance in the relocation of KDES-FM from Palm Springs, California to Redlands, California. Payment to Spectrum Scan was conditioned on the completion of the purchase of the assets from the seller. However, if the Company had received final FCC approval and the purchase of KDES-FM was not completed, the Company would have been required to pay a $0.5 million fee to Spectrum Scan.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

In February 2010, the purchase of KDES-FM was consummated and the Company received $5.9 million from LC Media, in accordance with the assignment and assumption agreement. The Company, in turn, paid $4.2 million to Spectrum Scan pursuant to the amendment to the amendment to the agreement relating to the relocation and purchase of KDES-FM. As such, for the year ended December 31, 2010, the Company realized a pre-tax gain on this transaction of approximately $1.6 million, which represents the net effect of the cash payments described above, reduced by the book value of certain transmission equipment that was sold to LC Media in connection with the assumption and assignment agreement. Such gain is included in gain on assignment of asset purchase agreement in the accompanying consolidated statements of operations.

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009
	(in thousands)
Land	$18,710	$14,572
Buildings and building improvements	38,088	34,811
Antennae, towers and transmission equipment	60,574	58,811
Studio and production equipment	26,685	25,450
Record and tape libraries	1,129	1,344
Computer equipment and software	3,099	2,680
Office furnishings and equipment	3,499	3,996
Automobiles	2,053	1,807
Leasehold improvements	204	250

Total	154,041	143,721
Less accumulated depreciation	(59,878)	(51,732)

Total property and equipment	$94,163	$91,989

5. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2010	2009
	(in thousands)
2006 Revolver due 2012	$61,350	$33,600
2006 Term Loan due 2012	114,500	115,700
Senior Subordinated Notes due 2017	225,935	225,633
Senior Discount Notes due 2013	41,833	45,383
2004 Empire Note	1,753	1,908

	445,371	422,224
Less current portion	(1,364)	(1,355)

	$444,007	$420,869

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

LBI Media must pay 0.25% of the original principal amount of the 2006 Term Loan each quarter (or $275,000 per quarter) plus 0.25% of amounts borrowed in connection with the term loan increase (or $25,000 per quarter), and 0.25% of any additional principal amount incurred in the future under the 2006 Term Loan. There are no scheduled reductions of commitments under the 2006 Revolver.

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on LBI Media’s total leverage ratio, ranges from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the original principal amount of the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for the $10.0 million increase in the principal amount of the 2006 Term Loan that occurred in January 2008 ranges from 0.50% to 0.75% for base rate loans and from 1.50% to 1.75% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Revolver and 2006 Term Loan bore interest at rates between 1.76% and 4.25%, including the applicable margin, at December 31, 2010.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of LBI Media and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2006 Senior Credit Facilities also contain customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the senior credit facilities. Under the 2006 Revolver, LBI Media must also maintain its material FCC licenses and maintain a maximum senior secured leverage ratio (as defined in the senior credit agreement). At December 31, 2010, LBI Media was in compliance with all such covenants.

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

The 2007 Senior Subordinated Notes bear interest at a rate of 8.5% per annum. Interest payments are made on a semi-annual basis each February 1 and August 1. The 2007 Senior Subordinated Notes will mature in August 2017.

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

The indenture governing the 2007 Senior Subordinated Notes limits, among other things, LBI Media’s ability to borrow under the 2006 Senior Credit Facilities and pay dividends. LBI Media could borrow up to an aggregate of $260.0 million under the 2006 Senior Credit Facilities (subject to certain reductions under certain circumstances) without having to comply with specified leverage ratios contained in the indenture, but any amount over $260.0 million (subject to certain reductions under certain circumstances) would be subject to LBI Media’s compliance with a specified leverage ratio (as defined in the indenture governing the 2007 Senior Subordinated Notes). As of December 31, 2010, LBI Media was in compliance with all such covenants.

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

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

Senior Discount Notes due 2013

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The Senior Discount Notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest did not accrue and was not payable on the notes prior to October 15, 2008 and instead the value of the Senior Discount Notes had been increased each period until it equaled $68.4 million on October 15, 2008; such accretion (approximately $5.5 million for the year ended December 31, 2008) was recorded as additional interest expense by LBI Media Holdings. After October 15, 2008, cash interest began to accrue at a rate of 11% per year and is payable semi-annually on each April 15 and October 15. The Senior Discount Notes mature on October 15, 2003.

In 2008, LBI Media Holdings purchased approximately $22.0 million aggregate principal amount of its Senior Discount Notes in various open market transactions at a weighted average purchase price of 43.321% of the principal amount. The total consideration paid (including accrued interest) was approximately $9.9 million. In 2009, LBI Media Holdings purchased an additional $1.0 million aggregate principal of its Senior Discount Notes on the open market at a purchase price of 48.0% of the principal amount. Additionally, in 2010 LBI Media Holdings purchased approximately $3.6 million aggregate principal of its Senior Discount Notes on the open market at a purchase price of 91.5% of the principal amount. As a result of these transactions, the Company recorded a noncash gain of approximately $0.3 million, $0.5 million and $12.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Such amounts are included in gain on note purchase in the accompanying consolidated statements of operations.

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of December 31, 2010, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the 2007 Senior Subordinated Notes.

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

Scheduled Debt Repayments

As of December 31, 2010, the Company’s long-term debt had scheduled repayments for each of the next five years as follows (in thousands):

2011	$1,364
2012	174,824
2013	42,016
2014	194
2015	205
Thereafter	226,768

$445,371

The above table does not include projected interest payments the Company may ultimately pay.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

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

The fair value of the interest rate swap agreement at each balance sheet date was as follows (in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	December 31, 2010	December 31, 2009
Interest rate swap agreement	Other long-term liabilities	$3.1	$5.2

The following table presents the effect of the interest rate swap agreement on the Company’s consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008 (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain (Loss)	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Interest rate swap agreement	Interest rate swap income (expense)	$2.1	$2.4	$(3.4)

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

The fair value of the Company’s interest rate swap was a liability of $3.1 million and $5.2 million at December 31, 2010 and December 31, 2009, respectively. The fair value of the interest rate swap represents the present value of the expected future cash flows that are estimated to be received from or paid to a marketplace participant of the instrument. It is valued using inputs such as broker dealer quotes and adjusted for non-performance risk, which are based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

6. Commitments and Contingencies

Leases

The Company leases land, tower, studio and/or office space for certain stations under noncancelable operating leases that expire at various times through 2029, with some having renewal options, generally for one to five years. Rental expenses under these agreements totaled approximately $2.7 million, $2.4 million, and $2.3 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases, consist of the following at December 31, 2010:

(in thousands)
2011	$1,936
2012	1,612
2013	1,425
2014	1,301
2015	1,351
Thereafter	8,803

$16,428

Ratings Services

In September 2009, the Company entered into a four-year contract with Nielsen Media Research (“Nielsen”), to provide television programming ratings services for the Company’s EstrellaTV network. In February 2011, the Company entered into an agreement with Nielsen to amend certain payment provisions in the contract. As a result, the aggregate payments remaining under the agreement, at December 31, 2010 (reflecting the new payment terms), was approximately $11.5 million and will be paid through August 2013.

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

Based on the affiliate station’s 2010 operating performance, as of December 31, 2010, the Company had reserved approximately $0.3 million with respect to the guarantee outlined in (1) above. However, no reserve has been recorded related to the potential cash obligation specified in (2) above, based on the affiliate station’s 2010 ratings position.

Litigation

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

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) related to disputes over royalties owed to BMI. In October 2009, the Company settled all royalty disputes relating to its television stations as well as royalties owed for periods prior to December 31, 2006 for the Company’s radio stations. The remaining outstanding dispute relates to the Company’s radio stations for the period commencing January 1, 2007, for which the Company has filed an application for a reasonable license under BMI’s antitrust consent decree (the “post-court period”). As of December 31, 2010, the Company had reserved approximately $1.2 million relating to the BMI dispute, of which $0.4 million represents check disbursements it has made to BMI, but remain outstanding as December 31, 2010. Such reserve is included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes this reserve, all of which relates to the post-court period, is adequate as of December 31, 2010.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

7. Related Party Transactions

The Company had approximately $3.4 million due from stockholders of the Parent and from affiliated companies at December 31, 2010 and 2009. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and currently mature through December 2012. Such loans and the related balances of accrued interest have been classified as long term assets and are included in notes receivable from related parties, net of current, in the accompanying consolidated balance sheets. The following table sets forth the components of the Company’s related party receivable balances as of December 31, 2010 and 2009:

Party	Annual Interest Rate	Maturity Date	Original Loan Amounts	Loan and Accrued Interest Balance at December 31,
				2010	2009
Stockholder of Parent	0.69% - 0.82%	July to December 2012	$222	$270	$268
Stockholder of Parent	0.82%	July 2012	1,917	2,347	2,325
Stockholder of Parent	0.69% - 0.75%	July to December 2012	275	334	331
Affiliated companies	various	various	492	492	487

				$3,443	$3,411

The Company also had approximately $690,000 due from one if its executive officers and directors at December 31, 2010 and 2009, which is included in employee advances in the accompanying consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for an advance of $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2012.

The Company accounts for its 30% investment in PortalUno, Inc. (“PortalUno”), a development stage, online search engine for the Hispanic community, using the equity method under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). APB was incorporated into ASC 323 under the FASB codification. As such, the Company’s share of PortalUno’s net loss is included in equity in losses of equity method investment in the accompanying consolidated statements of operations. An employee of one of LBI Media Holdings’ subsidiaries is an owner of Reivax Technology, Inc., the holder of 70% of the ownership interest in PortalUno. Condensed financial information has not been provided because the operations are not considered to be significant.

In November 2009, the Company entered into an agreement to lease certain office space from Tinicum Incorporated (“Tinicum”). Tinicum is a stockholder of the Parent, Liberman Broadcasting, Inc. The rental payments are $12,000 per month and the lease expires in October 2011.

In December 2008, stockholders of the Parent and one of the Company’s executive officers purchased approximately $1.9 million aggregate principal amount of the Senior Discount Notes in open market transactions. LBI Media Holdings paid $209,000 of interest to these noteholders in each 2010 and 2009. In July 2009, stockholders of the Parent purchased approximately $0.8 million aggregate principal amount of the 2007 Senior Subordinated Notes in open market transactions. LBI Media paid $34,000 and $68,000 of interest to these noteholders in 2010 and 2009, respectively.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations. The Company had approximately $0.1 million due from LDL as of December 31, 2010 and 2009, which is included in amounts due from related parties in the accompanying consolidated balance sheets. Such advances are payable upon demand.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

8. Defined Contribution Plan

In 1999, the Company established a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make non-forfeitable contributions of up to 60% of their annual salary, including commissions, up to the maximum IRS allowable amount. The Company is allowed to contribute a discretionary amount to the 401(k) Plan. For the years ended December 31, 2010, 2009 and 2008, the Company made no discretionary contributions to the 401(k) Plan.

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

As of December 31, 2010, the only option grant under the Plan has been to one of the Company’s executive officers, which was made in December 2008, pursuant to such employee’s employment agreement. The options have a contractual term of ten years from the date of the grant and vest over five years. No new options were granted during the years ended December 31, 2010 or 2009.

Since 2008, the Parent has entered into certain employment agreements whereby it has agreed to grant an aggregate of 11.3634 shares of the Parent’s Class A common stock to certain employees and an executive officer. No options have been granted as of December 31, 2010. The options, when granted by the Board of Directors, will have contractual term of ten years from the date of the grant and vest in equal installments over five years.

The Company accounts for stock-based compensation according to the provisions of ASC 718 “Compensation — Stock Compensation” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options under the Plan based on estimated fair values. Services required under a certain employment agreement pursuant to which the options were granted are rendered to the Company. Accordingly, the Company reflects compensation expense related to the options in its financial statements.

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

The weighted average grant date fair value using the Black-Scholes option pricing model was approximately $90,000 per share. Unamortized compensation as of December 31, 2010 and 2009 was approximately $142,000 and $168,000, respectively, and is being amortized over the expected term of 7.5 years.

Stock-based compensation expense was approximately $26,000 and $28,000 for the years ended December 31, 2010 and 2009, respectively.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The following is a summary of the Company’s stock options as of December 31, 2010:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)

Outstanding at December 31, 2010	2.19	$1,368,083	$—	8.0
Vested and exercisable at December 31, 2010	0.87	$1,368,083	$—	8.0
Vested and expected to vest at December 31, 2010	2.19	$1,368,083	$—	8.0

During each of the years ended December 31, 2010 and 2009, options to purchase 0.437054 shares of the Parent’s Class A common stock had vested. However, none of these stock options had been exercised and no stock options expired during the years ended December 31, 2010 and 2009. Additionally, there was no intrinsic value for the stock options exercisable at December 31, 2010.

10. Segment Data

ASC 280 “Segment Reporting” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations. Management uses operating income or loss before stock-based compensation expense, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets as its measure of profitability for purposes of assessing performance and allocating resources.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Net revenues:
Radio operations	$59,949	$59,120	$65,301
Television operations	55,787	43,801	51,011

Consolidated net revenues	$115,736	$102,921	$116,312

Operating expenses, excluding stock-based compensation expense, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:

Radio operations	$33,288	$34,597	$34,570
Television operations	48,316	33,678	38,522

Consolidated operating expenses, excluding stock-based compensation expense, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets	$81,604	$68,275	$73,092

Gain on assignment of asset purchase agreement:
Radio operations	$(1,599)	$—	$—
Television operations	—	—	—

Total gain on assignment of asset purchase agreement	(1,599)	—	—

Operating income before stock-based compensation expense, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:
Radio operations	$28,260	$24,523	$30,731
Television operations	7,471	10,123	12,489

Consolidated operating income before stock-based compensation expense, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets	$35,731	$34,646	$43,220

Stock-based compensation expense:
Corporate	$26	$28	$—

Consolidated stock-based compensation expense	$26	$28	$—

Depreciation and amortization expense:
Radio operations	$5,355	$4,841	$5,029
Television operations	4,687	4,862	4,914

Consolidated depreciation and amortization expense	$10,042	$9,703	$9,943

Loss on sale and disposal of property and equipment:
Radio operations	$299	$182	$1,355
Television operations	312	1,625	2,151

Consolidated loss on sale and disposal of property and equipment	$611	$1,807	$3,506

Impairment of broadcast licenses and long-lived assets:
Radio operations	$39	$79,040	$60,340
Television operations	7,183	47,503	31,400

Consolidated impairment of broadcast licenses and long-lived assets	$7,222	$126,543	$91,740

Operating income (loss):
Radio operations	$22,567	$(59,540)	$(35,993)
Television operations	(4,711)	(43,867)	(25,976)
Corporate	(26)	(28)	—

Consolidated operating income (loss)	$17,830	$(103,435)	$(61,969)

Total assets:
Radio operations	$180,339	$182,242	$266,040
Television operations	117,867	101,450	134,771
Corporate	12,746	15,152	27,376

Consolidated total assets	$310,952	$298,844	$428,187

Reconciliation of operating income before stock-based compensation expense, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets to loss before (provision for) benefit from income taxes and discontinued operations:

Operating income before stock-based compensation expense, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:	$35,731	$34,646	$43,220
Stock-based compensation expense	(26)	(28)	—
Depreciation and amortization	(10,042)	(9,703)	(9,943)
Loss on sale and disposal of property and equipment	(611)	(1,807)	(3,506)
Impairment of broadcast licenses and long-lived assets	(7,222)	(126,543)	(91,740)
Interest expense	(33,193)	(33,777)	(36,993)
Interest rate swap income (expense)	2,088	2,393	(3,433)
Gain on note purchases	302	520	12,495
Equity in losses of equity method investment	—	(112)	(280)
Impairment of equity method investment	—	—	(160)
Interest income and other income	87	108	—

Loss from continuing operations before (provision for) benefit from income taxes	$(12,886)	$(134,303)	$(90,340)

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

11. Income Taxes

Third party investors purchased shares of the Parent’s Class A common stock from the Parent and the stockholders of the Parent on March 30, 2007. As a result, the Company is included with its Parent in the filing of a consolidated federal income tax return and various state income tax returns. With regard to the consolidated filings, the members of the consolidated group presently allocate tax expenses among the members, as if they were not included in the consolidated return (i.e., “stand alone” basis), to the entity responsible for generating the corresponding tax liability. Accordingly, the amount of federal and state income taxes currently payable is calculated and paid on a “stand alone” basis. Therefore, the Company remits to its Parent only those taxes that would be due if the Parent were the taxing authority (e.g. Internal Revenue Service). Any deferred income taxes are accounted for in the financial statements of the Company.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

The Company’s net deferred tax liabilities as of December 31, 2010 and 2009 were approximately $20.2 million and $18.5 million, respectively, and result primarily from book and tax basis differences of the Company’s indefinite-lived intangible assets that, for tax purposes, are amortized over fifteen years, as well as state of Texas net operating loss carryforward credits.

At December 31 of each respective year, the provision for (benefit from) income taxes before discontinued operations consisted of the following:

	As of December 31,
	2010	2009	2008
	(in thousands)
Current federal	$—	$—	$—
Current state	381	(157)	(150)

Total current income tax expense (benefit)	381	(157)	(150)

Deferred federal	1,524	(18,272)	(6,399)
Deferred state	153	(1,832)	(642)

Total deferred income tax expense (benefit)	1,677	(20,104)	(7,041)

Total income tax expense (benefit)	$2,058	$(20,261)	$(7,191)

The following is a reconciliation of income tax benefit computed by applying the statutory federal income tax rate of 35% to loss before benefit from (provision for) income taxes and discontinued operations, for the years ended December 31, 2010, 2009 and 2008, respectively.

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Income tax benefit computed at the federal statutory rate	$(4,511)	$(47,006)	$(31,619)
Change in valuation allowance	6,637	31,200	29,000
State income taxes	112	(4,228)	(2,956)
Other	(180)	(227)	(1,616)

Total income tax provision (benefit)	$2,058	$(20,261)	$(7,191)

As of December 31, 2010 and 2009, the Company had approximately $93.4 million and $62.3 million, respectively, of accumulated federal net operating losses. The federal net operating losses can be carried forward and applied to offset taxable income for 20 years and any unused portion of these net operating losses will expire from 2028 through 2029. As of December 31, 2010 and 2009, the Company had approximately $53.3 million and $36.6 million, respectively, of accumulated state net operating losses. With the exception of California, the state net operating losses can be carried forward and applied to offset taxable income for 10 years and any unused portion of these net operating losses will expire in 2019. In 2008, California changed its carryforward period from 10 to 20 years for any net operating losses generated on or after January 1, 2008. As such, unused portion of the accumulated net operating loss as of December 31, 2007 will expire in 2017 and the unused portion of the 2008, 2009 and 2010 net operating losses will expire in 2028, 2029, and 2030 respectively.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

The following table outlines the principal components of deferred tax assets and liabilities at December 31 of each respective year:

	As of December 31,
	2010	2009
	(in thousands)
Current deferred tax assets:
State net operating loss credits	$135	$135

Total current deferred tax assets	135	135
Long-term deferred tax assets:
Net operating loss carryforwards	$35,732	$23,856
State net operating loss credits	5,308	5,443
Intangible assets, net	35,355	40,351
Interest rate swap	1,206	2,006
Accretion on Senior Discount Notes	2,439	2,646
Other	2,875	2,840

Total long-term deferred tax assets	82,858	77,142

Long-term deferred tax liabilities:
Intangible assets, net	(25,467)	(23,925)
Property and equipment, net	(209)	(947)
Other	(1,905)	(1,952)

Total long-term deferred tax liabilities	(27,581)	(26,824)

	55,277	50,318
Valuation allowance	(75,437)	(68,800)

Net long-term deferred tax liabilities	$(20,160)	$(18,482)

The net change in the total valuation allowance for the years ended December 31, 2010 and 2009 was an increase of $6.6 million and $31.1 million, respectively. The valuation allowance as of December 31, 2010 and 2009 was primarily related to net operating loss carryforwards and future deductible amounts related to the excess tax basis over the book basis of certain broadcast licenses. In accordance with ASC 350-30, the Company no longer amortizes its broadcast licenses. However, the impairment of certain broadcast licenses recognized during the year ended December 31, 2009, respectively, resulted in the reversal of certain deferred tax liabilities or an increase in the gross deferred tax assets relating to certain of those intangibles, which were accompanied by an offsetting increase in the related valuation allowance.

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

The Company adopted the provisions of Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 was incorporated into ASC 740 under the FASB codification. The Company’s policy is to recognize interest related to unrecognized tax benefits (“UTB”) and penalties as additional income tax expense.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

A reconciliation of the beginning and ending amount of UTB for the years ended December 31, 2008, 2009 and 2010, is as follows:

Balance at January 1, 2008	$693,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(351,000)
Settlements	—

Balance at December 31, 2008	$342,000

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(342,000)
Settlements	—

Balance at December 31, 2009	$—

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	—
Settlements	—

Balance at December 31, 2010	$—

During 2009 and 2008, the Company recognized approximately $342,000 and $351,000, respectively of these UTB due to the expiration of the statute of limitations and, accordingly, the effective tax rate was reduced. Accrued interest at December 31, 2009 and 2008 related to UTB was approximately $0 and $101,000, respectively. No interest was accrued as of December 31, 2010. Approximately $28,000 of accrued interest related to unlapsed UTB is included in benefit from (provision for) income taxes for the year ended December 31, 2008. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years prior to 2007 and 2006, respectively. Notwithstanding the adjustments discussed above, the Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns. Additionally, the Company believes that its accruals for tax liabilities are adequate for all years open to income tax examinations based on an assessment of many factors including past experience, past examinations by taxing authorities and interpretations of tax law applied to the facts of each matter.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

12. LBI Media Holdings, Inc. (Parent Company Only)

The terms of LBI Media’s 2006 Senior Credit Facilities and the indenture governing LBI Media’s 2007 Senior Subordinated Notes restrict LBI Media’s ability to transfer net assets to LBI Media Holdings in the form of loans, advances, or cash dividends. The following parent-only condensed financial information presents balance sheets and related statements of operations and cash flows of LBI Media Holdings by accounting for the investment in its direct, wholly owned subsidiary under the equity method of accounting. The accompanying condensed financial information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	As of December 31,
	2010	2009
	(in thousands)
Condensed Balance Sheet Information:
Assets
Deferred financing costs, net	$341	$500
Amounts due from subsidiary	1,283	1,956
Other assets	25	25

Total assets	$1,649	$2,481

Liabilities and stockholder’s deficiency
Accrued interest	$971	$1,054
Interest due to subsidiary	1,101	412
Long-term debt	41,833	45,383
Notes payable to subsidiary	24,955	17,427
Losses in excess of investment in subsidiary	114,959	105,447

Total liabilities	183,819	169,723
Stockholder’s deficiency:
Common stock	—	—
Additional paid-in capital	62,993	62,977
Accumulated deficit	(245,163)	(230,219)

Total stockholder’s deficiency	(182,170)	(167,242)

Total liabilities and stockholder’s deficiency	$$1,649	$2,481

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Condensed Statement of Operations Information:
Income:
Losses in earnings of subsidiary	$(9,526)	$(107,298)	$(87,279)
Gain on note purchases	302	520	12,495
Expenses:
Interest expense	(5,720)	(5,866)	(7,209)

Loss before provision for income taxes	(14,944)	(112,644)	(81,993)
Provision for income taxes	—	—	—

Net loss	$(14,944)	$(112,644)	$(81,993)

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2010

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Condensed Statement of Cash Flows Information:
Cash flows used in operating activities:
Net loss	$(14,944)	$(112,644)	$(81,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Losses in earnings of subsidiaries	9,526	107,298	87,279
Write-off of deferred financing costs	32	250	—
Amortization of deferred financing costs	127	197	197
Accretion on discount notes	—	—	5,542
Gain on note purchases	(302)	(520)	(12,495)
Other assets and liabilities, net	605	327	1,118
Distributions from subsidiary	13	107	245

Net cash used in operating activities	(4,943)	(4,985)	(107)

Cash flows provided by (used in) financing activities:

Purchase of senior discount notes	(3,248)	(480)	(9,550)
Amounts due from subsidiary	673	(1,956)	—
Loan from subsidiary	7,528	7,528	9,899
Distributions to Parent	(10)	(107)	(242)

Net cash provided by (used in) financing activities	4,943	4,985	107

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

13. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2010, 2009 and 2008:

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
	(in thousands)
2010:
Allowance for doubtful accounts	$3,168	$1,250	$36	$(1,018)	$3,436
2009:
Allowance for doubtful accounts	$3,072	$2,401	$(771)	$(1,534)	$3,168
2008:
Allowance for doubtful accounts	$2,217	$1,906	$—	$(1,051)	$3,072