Form 10-Q
period 2011-03-31
LBI MEDIA HOLDINGS INC
filed 2011-05-16
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 16, 2011, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$25,238	$294
Accounts receivable (less allowances for doubtful accounts of $3,633 as of March 31, 2011 and $3,436 as of December 31, 2010)	19,456	23,344
Current portion of television program costs, net	783	640
Amounts due from related parties	409	409
Current portion of employee advances	101	105
Prepaid expenses and other current assets	1,637	1,581

Total current assets	47,624	26,373
Property and equipment, net	94,779	94,163
Broadcast licenses, net	166,653	166,653
Deferred financing costs, net	12,636	4,998
Notes receivable from related parties	3,034	3,034
Employee advances, excluding current portion	1,818	1,790
Television program costs, excluding current portion	11,840	10,181
Other assets	3,806	3,760

Total assets	$342,190	$310,952

Liabilities and stockholder’s deficiency
Current liabilities:
Cash overdraft	$680	$1,050
Accounts payable	3,815	2,858
Accrued liabilities	8,652	8,049
Accrued interest	6,538	9,597
Current portion of long-term debt	167	1,364

Total current liabilities	19,852	22,918
Long-term debt, excluding current portion	486,310	444,007
Fair value of interest rate swap	2,369	3,146
Deferred income taxes	20,592	20,160
Other liabilities	3,041	2,891

Total liabilities	532,164	493,122

Commitments and contingencies

Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares — 1,000 Issued and outstanding shares — 100	—	—
Additional paid-in capital	62,999	62,993
Accumulated deficit	(252,973)	(245,163)

Total stockholder’s deficiency	(189,974)	(182,170)

Total liabilities and stockholder’s deficiency	$342,190	$310,952

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2011	2010
Net revenues	$25,426	$23,584
Operating expenses:
Program and technical, exclusive of depreciation shown below	9,309	7,390
Promotional, exclusive of depreciation shown below	566	374
Selling, general and administrative, exclusive of depreciation shown below	11,264	10,377
Depreciation	2,551	2,450
Loss on disposal of property and equipment	7	3
Gain on assignment of asset purchase agreement	—	(1,599)

Total operating expenses	23,697	18,995

Operating income	1,729	4,589
Interest expense	(9,831)	(8,247)
Interest rate swap income	777	245
Interest and other income	34	14

Loss before provision for income taxes	(7,291)	(3,399)
Provision for income taxes	(519)	(614)

Net loss	$(7,810)	$(4,013)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(7,810)	$(4,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,551	2,450
Loss on disposal of property and equipment	7	3
Stock-based compensation	6	6
Gain on assignment of asset purchase agreement	—	(1,599)
Write-off of deferred financing costs	968	—
Amortization of deferred financing costs	369	356
Amortization of discount on subordinated and secured notes	89	74
Amortization of television program costs	2,677	1,958
Interest rate swap income	(777)	(245)
Provision for doubtful accounts	436	533
Changes in operating assets and liabilities:
Cash overdraft	(370)	(260)
Accounts receivable	3,486	1,593
Television program costs	(4,479)	(3,573)
Amounts due from related parties	(4)	(2)
Prepaid expenses and other current assets	(90)	(72)
Employee advances	(24)	(12)
Accounts payable	821	(133)
Accrued liabilities	603	2,102
Accrued interest	(3,059)	(3,618)
Deferred income taxes	432	393
Other assets and liabilities	100	(433)

Net cash used in operating activities	(4,068)	(4,492)

Investing activities
Purchases of property and equipment	(3,038)	(848)
Deposits on purchases of property and equipment	(70)	(229)
Insurance proceeds related to previously disposed property and equipment	—	215
Acquisition of broadcast licenses	—	(5,399)
Deposits on acquisition of television station assets	—	(388)
Return of previously deposited escrow funds	—	375
Gross proceeds from the assignment of asset purchase agreement (see Note 6)	—	5,900
Payment pursuant to relocation and purchase agreement relating to assignment of asset purchase agreement (see Note 6)	—	(4,150)
Notes receivable issued to related parties, net	4	(60)
Repayments on notes receivable	74	33

Net cash used in investing activities	(3,030)	(4,551)

Financing activities
Proceeds from bank borrowings	7,250	18,450
Proceeds from issuance of long-term debt	216,907	—
Payment of deferred financing costs	(8,975)	—
Payments on bank borrowings	(183,140)	(9,088)

Net cash provided by financing activities	32,042	9,362

Net increase in cash and cash equivalents	24,944	319
Cash and cash equivalents at beginning of period	294	178

Cash and cash equivalents at end of period	$25,238	$497

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,445	$11,417
Income taxes	$10	$39

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance and purchase of a portion of its senior discount notes (see Note 5) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends and distributions from its subsidiaries, which are subject to restrictions by LBI Media’s senior credit facility and the indenture governing the senior subordinated notes and senior secured notes issued by LBI Media (see Note 5). Parent-only condensed financial information of LBI Media Holdings on a stand-alone basis has been presented in Note 12.

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

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM, KEBN-FM and KRQB-FM radio stations serve the greater Los Angeles, California market (including Riverside/San Bernardino); its KQUE-AM, KJOJ-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM, KNTE-FM and KXGJ-FM radio stations serve the Houston, Texas market and its KNOR-FM, KZMP-AM, KTCY-FM, KZZA-FM, KZMP-FM and KBOC-FM radio stations serve the Dallas-Fort Worth, Texas market.

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

In 2009, the Company began entering into affiliation agreements with certain television stations to broadcast its EstrellaTV network programming on their primary or digital multicast channels. Currently, this affiliate network consists of television stations in various states, and along with the Company’s owned and operated stations, serves 36 designated market areas, including nine each in California and Texas, four in Florida, three in Arizona, two in Nevada, and one each in Colorado, Illinois, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Oregon, and Utah.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2010 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that datebut does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of LBI Media Holdings and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets and liabilities that can be assessed at a measurement date.

Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2011 and December 31, 2010, respectively, the fair values of the Company’s financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of March 31, 2011
Liabilities subject to fair value measurement:
Interest rate swap (a)	$2,369	$—	$2,369	$—

Total	$2,369	$—	$2,369	$—

As of December 31, 2010
Liabilities subject to fair value measurement:
Interest rate swap (a)	$3,146	$—	$3,146	$—

Total	$3,146	$—	$3,146	$—

(a)	Based on London Interbank Offered Rate (“LIBOR”). See “Long-Term Debt” in Note 5.

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

As no impairment indicators were noted during the three months ended March 31, 2011 and 2010, no such impairment reviews were conducted during those periods.

The fair value of the Company’s financial instruments included in current assets and current liabilities (such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and other similar items) approximate fair value due to the short-term nature of such instruments.

•	The fair values of LBI Media’s senior subordinated notes and senior secured notes and LBI Media Holdings’ senior discount notes (see Note 5) were determined using quoted market prices.

•

The Company’s other long-term debt has variable interest rates, or rates that the Company believes approximate current market rates, and accordingly, the fair value of those instruments approximates the carrying amounts.

	March 31, 2011		December 31, 2010
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
8.5% Senior Subordinated Notes, due 2017	$188.7	$226.0	$185.3	$225.9
11% Senior Discount Notes, due 2013	38.9	41.8	37.2	41.8
9.25% Senior Secured Notes, due 2019	220.0	216.9	—	—
Senior credit facility and mortgage notes payable	1.7	1.7	177.6	177.6

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

3.	Broadcast Licenses

The Company’s indefinite-lived assets consist of its FCC broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.5 million at March 31, 2011 and December 31, 2010.

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

The Company generally tests its broadcast licenses for impairment at the individual license level. However, ASC 350-30 states that separately recorded indefinite-lived intangible assets should be combined into a single unit of accounting for purposes of testing impairment if they are operated as a single asset and, as such, are essentially inseparable from one another. The Company aggregates broadcast licenses for impairment testing if their signals are simulcast and are operating as one revenue-producing asset.

As no impairment indicators were noted during the three months ended March 31, 2011 and 2010, no such impairment reviews were conducted during those periods.

4.	Television Program Costs

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. GAAP sets forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. The Company has determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, capitalizes television production costs for certain of its programs, and amortizes those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe have a useful life beyond the initial airing or does not have revenue directly attributed to production are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. Approximately $10.8 million and $9.3 million of original television programming costs were capitalized as of March 31, 2011 and December 31, 2010, respectively.

Television program rights acquired by the Company from third-party vendors are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the next year and program rights payable within one year are classified as current assets and current liabilities, respectively. Approximately $1.8 million and $1.6 million of acquired program costs were capitalized as of March 31, 2011 and December 31, 2010, respectively.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

The following table sets forth the components of the Company’s unamortized programming costs as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(In thousands)
Original television program costs - released	$9,638	$9,244
Original television program costs – in production	1,191	18
Acquired television programming rights	1,794	1,559

	$12,623	$10,821

Based on current estimates, the Company expects to amortize approximately 51% of the net original programming costs in 2011 and approximately 95% by the end of 2013. The acquired programming rights will be amortized through 2016.

5.	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
	(In thousands)
2006 Revolver due 2012	$—	$61,350
2006 Term Loan due 2012	—	114,500
2007 Senior Subordinated Notes due 2017	226,015	225,935
2011 Senior Secured Notes due 2019	216,916	—
Senior Discount Notes due 2013	41,833	41,833
2004 Empire Note due 2019	1,713	1,753

	486,477	445,371
Less current portion	(167)	(1,364)

	$486,310	$444,007

LBI Media’s 2011 Revolver

In March 2011, LBI Media refinanced its prior $150.0 million senior secured revolving credit facility and $110.0 million senior secured term loan facility with its $220.0 million in senior secured notes (discussed below) and a $50.0 million senior secured revolving credit facility (“2011 Revolver”) pursuant to a new credit agreement. The 2011 Revolver includes a $7.5 million swing line sub-facility and allows for letters of credit up to the lesser of $5.0 million or the available remaining revolving commitment amount. There are no scheduled reductions of commitments under the 2011 Revolver. The 2011 Revolver matures in March 2016.

Borrowings under the 2011 Revolver bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin. The base rate will be the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2011 Revolver is 3.75% per annum for base rate loans and 4.75% per annum for LIBOR loans. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under the 2011 Revolver will accrue interest at the otherwise applicable rate plus 2.00% until such amounts are paid in full. In addition, LBI Media will pay quarterly in arrears an unused commitment fee of 0.75% per annum.

The 2011 Revolver is guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly-owned domestic subsidiaries. Borrowings under the 2011 Revolver are secured by substantially all of the tangible and intangible assets of LBI Media and its existing and future wholly owned domestic subsidiaries (other than the assets of LBI Media’s subsidiary Empire Burbank Studios, LLC), including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2011 Revolver also contains customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the 2011 Revolver. Under the 2011 Revolver, LBI Media must also maintain its material FCC licenses and maintain a maximum revolving facility leverage ratio (as defined in the new credit agreement). As of March 31, 2011, LBI Media was in compliance with all such covenants.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

In connection with LBI Media’s entry into the new credit agreement and the indenture relating to its 2011 Senior Secured Notes discussed below, LBI Media and the guarantors of the 2011 Revolver and its 2011 Senior Secured Notes also entered into a collateral trust and intercreditor agreement, or the Intercreditor Agreement. The Increditor Agreement defines the relative rights of the lenders under the 2011 Revolver and the holders of the 2011 Senior Secured Notes with respect to the collateral securing LBI Media’s and the guarantors’ respective obligations under the 2011 Revolver and the 2011 Senior Secured Notes. Pursuant to the Intercreditor Agreement, amounts received upon sale of collateral securing the 2011 Revolver and the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver and LBI Media’s existing swap obligations, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The indenture governing LBI Media’s 8 1/2% senior subordinated notes, subject to certain exceptions, prohibits borrowing under the 2011 Revolver, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to their stated maturity.

As of March 31, 2011, no amounts were outstanding under the 2011 Revolver.

LBI Media’s Senior Secured Notes due 2019

In March 2011, LBI Media issued approximately $220.0 million aggregate principal amount of 9 1/4% senior secured notes due 2019 (the “2011 Senior Secured Notes”). The 2011 Senior Secured Notes were sold at 98.594% of the principal amount, resulting in gross proceeds of approximately $216.9 million. The Company used the net proceeds to repay all outstanding borrowings under its prior $150.0 million senior secured revolving credit facility and $110.0 million senior secured term loan.

The 2011 Senior Secured Notes are guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly-owned domestic subsidiaries. Subject to certain exceptions and permitted liens, the 2011 Senior Secured Notes and the guarantees are secured on a first priority basis, along with indebtedness under the 2011 Revolver, by liens on substantially all of LBI Media’s and the guarantors’ assets (other than the assets of LBI Media’s subsidiary, Empire Bank Studios LLC), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. As discussed above, pursuant to the Intercreditor Agreement, amounts received upon sale of the collateral securing the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver and LBI Media’s existing swap obligations, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The 2011 Senior Secured Notes bear interest at a rate of 9 1/4% per annum. Interest payments are made on a semi-annual basis each April 15 and October 15, and payments will commence on October 15, 2011. The 2011 Senior Secured Notes will mature in April 2019. LBI Media may redeem the 2011 Senior Secured Notes at any time on or after April 15, 2015 at redemption prices on redemption dates specified in the indenture governing the notes, plus accrued and unpaid interest. At any time prior to April 15, 2015, LBI Media may redeem some or all of its 2011 Senior Secured Notes at a redemption price equal to a 100% of the principal amount of the 2011 Senior Secured Notes plus a “make-whole” amount specified in the indenture. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the 2011 Senior Secured Notes with the net proceeds from certain equity offerings completed prior to April 15, 2015 at a redemption price of 109.25% of the principal amount of the 2011 Senior Secured Notes, plus accrued and unpaid interest, if any; provided that at least 65% of the aggregate principal amount of all 2011 Senior Secured Notes remain outstanding immediately after such redemption, subject to certain exceptions, and that such redemption occurs within 90 days of the date of closing of any such equity offering.

In addition, upon a change of control, as defined in the indenture, LBI Media must make an offer to repurchase all of the outstanding 2011 Senior Secured Notes, at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest.

The indenture governing the 2011 Senior Secured Notes contains customary covenants that limit the ability of LBI Media to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make investments and other restricted payments; (iv) incur liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets; (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. All of these covenants are subject to a number of important limitations and exceptions. As of March 31, 2011, LBI Media was in compliance with all such covenants.

The indenture governing the 2011 Senior Secured Notes and the related security agreement provide for customary events of default, including but not limited to the failure to make payments of interest or premium, if any, on or principal of, the notes, the failure to comply with certain covenants for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the outstanding 2011 Senior Secured Notes may become due and payable immediately.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

LBI Media may redeem the 2007 Senior Subordinated Notes at any time on or after August 1, 2012 at redemption prices specified in the indenture governing its 2007 Senior Subordinated Notes, plus accrued and unpaid interest. At any time prior to August 1, 2012, LBI Media may redeem some or all of its 2007 Senior Subordinated Notes at a redemption price equal to a “make whole” amount as set forth in the indenture governing the 2007 Senior Subordinated Notes. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the 2007 Senior Subordinated Notes with the net proceeds of certain equity offerings completed on or prior to August 1, 2010, at a redemption price of 108.5% of the principal amount of the notes, plus accrued and unpaid interest thereon, if any, to the applicable redemption date.

The indenture governing the 2007 Senior Subordinated Notes contains restrictive covenants that limit, among other things, LBI Media’s and its subsidiaries’ ability to incur additional indebtedness, issue certain kinds of equity, and make particular kinds of investments. The indenture governing the 2007 Senior Subordinated Notes prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 8 1/2% senior subordinated notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. As of March 31, 2011, LBI Media was in compliance with all such covenants.

The indenture governing the 2007 Senior Subordinated Notes provides for customary events of default, which include (subject in certain instances to cure periods and dollar thresholds): nonpayment of principal, interest and premium, if any, on the 2007 Senior Subordinated Notes, breach of covenants specified in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. The 2007 Senior Subordinated Notes will become due and payable immediately, without further action or notice, upon an event of default arising from certain events of bankruptcy or insolvency with respect to LBI Media and certain of its subsidiaries. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 2007 Senior Subordinated Notes may declare all the 2007 Senior Subordinated Notes to be due and payable immediately.

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

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of March 31, 2011, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2011 Revolver, the 2011 Senior Secured Notes and the 2007 Senior Subordinated Notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Scheduled Debt Repayments

As of March 31, 2011, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years (and thereafter) as follows:

(in thousands)
Remainder of 2011	$124
2012	174
2013	42,016
2014	194
2015	205
Thereafter	443,764

$486,477

The above table does not include projected interest payments, unamortized debt discounts, and any repayment premium the Company may ultimately pay.

Interest Rate Swap

The Company uses an interest rate swap to manage interest rate risk associated with its variable rate borrowings. In connection with the issuance of LBI Media’s former senior secured facility, in July 2006, the Company entered into a fixed-for-floating interest rate swap to hedge the underlying interest rate risk on the expected outstanding balance of LBI Media’s former senior secured term loan over time. Pursuant to the terms of this interest rate swap, the Company pays a fixed rate of 5.56% on the notional amount and receives payments based on LIBOR. This swap fixes the interest rate at 7.56% (including the applicable margin) and terminates in November 2011. In November 2009, the notional amount was reduced to $60.0 million (from $80.0 million) and will remain at this level through termination of the swap contract in November 2011.

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

The fair value of the interest rate swap agreement at each balance sheet date was as follows (in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	March 31, 2011	December 31, 2010
Interest rate swap agreement	Other long-term liabilities	$2.4	$3.1

The following table presents the effect of the interest rate swap agreement on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain (Loss)	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Interest rate swap agreement	Interest rate swap income	$0.7	$0.2

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

The fair value of the Company’s interest rate swap was a liability of $2.4 million and $3.1 million at March 31, 2011 and December 31, 2010, respectively. The fair value of the interest rate swap represents the present value of the expected future cash flows that are estimated to be received from or paid to a marketplace participant of the instrument. It is valued using inputs such as broker dealer quotes and adjusted for non-performance risk, which are based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy.

Interest Paid

The total amount of interest paid was approximately $11.4 million for the three months ended March 31, 2011 and 2010.

6.	Acquisitions

WESV-LP. In December 2010, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC (“KRCA TV”) and KRCA License LLC (“KRCA License”), as buyers, consummated the acquisition of selected assets of television station W40BY, licensed to Palatine, Illinois, from Trinity Broadcasting Network, pursuant to an asset purchase agreement entered into by the parties in February 2010. Subsequent to the purchase, the Company changed the call letters of the acquired station to WESV. The total purchase price of approximately $1.3 million was paid primarily through borrowings under LBI Media’s former senior revolving credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The Company allocated the purchase price as follows (in thousands):

Broadcast licenses	$1,209
Property and equipment	41

$1,250

KETD-TV. In June 2010, KRCA TV and KRCA License consummated the acquisition of selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from LeSEA Broadcasting Corporation, pursuant to an asset purchase agreement entered into by the parties in January 2010. Subsequent to the purchase, the Company changed the call letters of the acquired station to KETD. The total purchase price of approximately $6.5 million was paid primarily through borrowings under LBI Media’s former senior revolving credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities and (iii) broadcast and other studio equipment used to operate the station. The Company allocated the purchase price as follows (in thousands):

Broadcast licenses	$3,572
Property and equipment	2,910
Other assets	18

$6,500

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

WASA-LP. In February 2010, KRCA TV and KRCA License, as buyers, consummated the acquisition of selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from Venture Technologies, Group, LLC, pursuant to an asset purchase agreement entered into by the parties in November 2008. The total purchase price of approximately $6.0 million was paid primarily through borrowings under LBI Media’s former senior revolving credit facility. The selected assets primarily included licenses and permits authorized by the FCC for or in connection with the operation of the station. The Company allocated the entire purchase price to broadcast licenses.

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

In February 2010, the purchase of KDES-FM was consummated and the Company received $5.9 million from LC Media, in accordance with the assignment and assumption agreement. The Company, in turn, paid $4.2 million to Spectrum Scan pursuant to the amendment to the agreement relating to the relocation and purchase of KDES-FM. As such, for the year ended December 31, 2010, the Company realized a pre-tax gain on this transaction of approximately $1.6 million, which represents the net effect of the cash payments described above, reduced by the book value of certain transmission equipment that was sold to LC Media in connection with the assumption and assignment agreement. Such gain is included in gain on assignment of asset purchase agreement in the accompanying condensed consolidated statements of operations.

7.	Commitments and Contingencies

Ratings Services

In September 2009, the Company entered into a four-year contract with Nielsen Media Research (“Nielsen”), to provide television programming ratings services for the Company’s EstrellaTV network. In February 2011, the Company entered into an agreement with Nielsen to amend certain payment provisions in the contract. As a result, the aggregate payments remaining under the agreement, as of March 31, 2011, was approximately $10.8 million and will be paid through August 2013.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Affiliation Agreements

In June 2009, the Company entered into a network affiliation agreement with a certain television station whereby the Company is obligated to make cash payments to the affiliate station upon the occurrence of certain events, as outlined below:

(1)	If the affiliate station does not achieve at least $600,000 in annual net national sales in calendar year 2011, during the time periods specified in the affiliation agreement (during which time the Company is supplying the station with its EstrellaTV network programming), the Company will be required to pay the difference to the affiliate station. This guarantee is reduced by $12,500 for each month in which the television channel is not carried by certain cable providers.

(2)	The Company will pay a success fee to the affiliate station in the amount of $125,000 per year for 2011 if the station’s average rating is ranked by Nielsen as number three or better in the applicable Hispanic demographic during the November sweeps period for that particular year, as specified in the affiliation agreement.

Based on the affiliate station’s 2011 operating performance, as of March 31, 2011, the Company had reserved approximately $0.1 million with respect to the guarantee outlined in (1) above. However, no reserve has been recorded related to the potential cash obligation specified in (2) above, based on the affiliate station’s expected ratings position for 2011.

Litigation

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) related to disputes over royalties owed to BMI. In October 2009, the Company settled all royalty disputes relating to its television stations as well as royalties owed for periods prior to December 31, 2006 for the Company’s radio stations. The remaining outstanding dispute relates to the Company’s radio stations for the period commencing January 1, 2007, for which the Company has filed an application for a reasonable license under BMI’s antitrust consent decree (the “post-court period”). As of March 31, 2011, the Company had reserved approximately $1.2 million relating to the BMI dispute. Such reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company believes this reserve, all of which relates to the post-court period, is adequate as of March 31, 2011.

In March 2011, the Company settled a legal dispute related to the termination of certain of the Company’s operating leases, and recorded a charge of $0.7 million relating to the settlement (including legal and professional fees). Such amount is included in selling, general, and administrative in the accompanying statement of operations for the three months ended March 31, 2011.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

8.	Related Party Transactions

The Company had approximately $3.4 million due from stockholders of the Parent and from affiliated companies at March 31, 2011 and December 31, 2010. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and currently mature through December 2012. Such loans and the related balances of accrued interest have been classified as long term assets and are included in notes receivable from related parties, net of current, in the accompanying condensed consolidated balance sheets. The following table sets forth the components of the Company’s related party receivable balances as of March 31, 2011 and December 31, 2010:

Party	Annual Interest Rate	Maturity Date	Original Loan Amounts	Loan and Accrued Interest Balance at March 31, and December 31,
				2011	2010
Stockholder of Parent	0.69% - 0.82%	July to December 2012	$222	$271	$270
Stockholder of Parent	0.82%	July 2012	1,917	2,351	2,347
Stockholder of Parent	0.69% - 0.75%	July to December 2012	275	335	334
Affiliated companies	various	various	492	486	492

				$3,443	$3,443

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

The Company also had approximately $690,000 due from one of its executive officers and directors at March 31, 2011 and December 31, 2010, which is included in employee advances in the accompanying condensed consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for an advance of $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2012.

In November 2009, the Company entered into an agreement to lease certain office space from Tinicum Incorporated (“Tinicum”). Tinicum is a stockholder of the Parent, Liberman Broadcasting, Inc. The rental payments are $12,000 per month and the lease expires in October 2011.

In December 2008, stockholders of the Parent and one of the Company’s executive officers purchased approximately $1.9 million aggregate principal amount of the Senior Discount Notes in open market transactions. In July 2009, stockholders of the Parent purchased approximately $0.8 million aggregate principal amount of the 2007 Senior Subordinated Notes in open market transactions. LBI Media paid $34,000 of interest to these noteholders in each of the three months ended March 31, 2011 and 2010.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations. The Company had approximately $0.1 million due from LDL as of March 31, 2011 and December 31, 2010, which is included in amounts due from related parties in the accompanying condensed consolidated balance sheets. Such advances are payable upon demand.

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

As of March 31, 2011, the only option grant under the Plan has been to one of the Company’s executive officers, which was made in December 2008, pursuant to such employee’s employment agreement. The options have a contractual term of ten years from the date of the grant and vest over five years. No new options were granted during the three months ended March 31, 2011 or 2010.

Since 2008, the Parent has entered into certain employment agreements whereby it has agreed to grant an aggregate of 11.3634 shares of the Parent’s Class A common stock to certain employees and an executive officer. No options have been granted as of March 31, 2011. The options, when granted by the Board of Directors, will have a contractual term of ten years from the date of the grant and vest in equal installments over five years.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions for expected term, dividends, risk-free interest rate and expected volatility. For the awards, the Company recognizes compensation expense using a straight-line amortization method. Expected volatilities are based on the historical volatility of the Company’s publicly traded competitors. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of the option is estimated using the “simplified” method as provided in SEC Staff Accounting Bulletin No. 107 “Share-Based Payment”. Under this method, the expected life equals the arithmetic average of the vesting term and the original contractual term of the options. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. When estimating forfeitures, the Company considers voluntary termination behavior.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Valuation Assumptions

The Company calculated the fair value of its December 2008 option award on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for each respective period:

2008
Expected term	7.5 years
Dividends to common stockholders	None
Risk-free interest rate	2.60%
Expected volatility	67%

The weighted average grant date fair value using the Black-Scholes option pricing model was approximately $90,000 per share. Unamortized compensation as of March 31, 2011 and December 31, 2010 was approximately $136,000 and $142,000, respectively, and is being amortized over the expected term of 7.5 years.

Stock-based compensation expense was approximately $6,000 for the three months ended March 31, 2011 and 2010.

The following is a summary of the Company’s stock options as of March 31, 2011:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at March 31, 2011	2.19	$1,368,083	$—	7.8
Vested and exercisable at March 31, 2011	1.31	$1,368,083	$—	7.8
Vested and expected to vest at March 31, 2011	2.19	$1,368,083	$—	7.8

During the three months ended March 31, 2011, options to purchase an additional 0.437054 shares of the Parent’s Class A common stock had vested. However, none of these stock options had been exercised and no stock options expired during the three months ended March 31, 2011. Additionally, there was no intrinsic value for the stock options exercisable at March 31, 2011.

10.	Segment Data

ASC 280 “Segment Reporting” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations. Management uses operating income or loss before stock-based compensation expense, depreciation, and loss on disposal of property and equipment as its measure of profitability for purposes of assessing performance and allocating resources.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net revenues:
Radio operations	$11,261	$11,826
Television operations	14,165	11,758

Consolidated net revenues	25,426	23,584

Operating expenses, excluding gain on assignment of asset purchase agreement, stock-based compensation expense, depreciation and loss on disposal of property and equipment:
Radio operations	8,930	8,166
Television operations	12,203	9,969

Consolidated operating expenses, excluding gain on assignment of asset purchase agreement, stock-based compensation expense, depreciation and loss on disposal of property and equipment	21,133	18,135

Gain on assignment of asset purchase agreement:
Radio operations	—	(1,599)
Television operations	—	—

Total gain on assignment of asset purchase agreement	—	(1,599)

Operating income before stock-based compensation expense, depreciation, and loss on disposal of property and equipment:
Radio operations	2,331	5,259
Television operations	1,962	1,789

Consolidated operating income before stock-based compensation expense, depreciation and loss on disposal of property and equipment	4,293	7,048

Stock-based compensation expense:
Corporate	6	6

Consolidated stock-based compensation expense	6	6

Depreciation expense:
Radio operations	1,326	1,332
Television operations	1,225	1,118

Consolidated depreciation expense	2,551	2,450

Loss on disposal of property and equipment:
Radio operations	7	—
Television operations	—	3

Consolidated loss on disposal of property and equipment	7	3

Operating income:
Radio operations	998	3,927
Television operations	737	668
Corporate	(6)	(6)

Consolidated operating income	$1,729	$4,589

Reconciliation of operating income before stock-based compensation expense, depreciation and loss on disposal of property and equipment to loss before provision for income taxes:
Operating income before stock-based compensation expense, depreciation and loss on disposal of property and equipment	$4,293	$7,048
Stock-based compensation expense	(6)	(6)
Depreciation	(2,551)	(2,450)
Loss on disposal of property and equipment	(7)	(3)
Interest expense, net of amounts capitalized	(9,831)	(8,247)
Interest rate swap income	777	245
Interest and other income	34	14

Loss before provision for income taxes	$(7,291)	$(3,399)

11.	Income Taxes

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

Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, the Company currently believes it is more likely than not that it will not realize the benefits of the majority of these deductible differences. As a result, the Company has established and maintained a valuation allowance for that portion of the deferred tax assets it believes will not be realized.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

There was no activity in the Company’s unrecognized tax benefits (“UTB”) during the three months ended March 31, 2011 and 2010. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years prior to 2007 and 2006, respectively. The Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns.

12.	LBI Media Holdings, Inc. (Parent Company Only)

The terms of LBI Media’s 2011 Revolver and the indenture governing LBI Media’s 2007 Senior Subordinated Notes and 2011 Senior Secured Notes restrict LBI Media’s ability to transfer net assets to LBI Media Holdings in the form of loans, advances, or cash dividends. The following parent-only condensed financial information presents balance sheets and related statements of operations and cash flows of LBI Media Holdings by accounting for the investments in the owned subsidiaries on the equity method of accounting. The accompanying condensed financial information should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Condensed Balance Sheet Information:

(in thousands)

	As of
	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Deferred financing costs, net	$310	$341
Amounts due from subsidiary	1,283	1,283
Other assets	25	25

Total assets	$1,618	$1,649

Liabilities and stockholder’s deficiency
Accrued interest	$2,122	$971
Interest due to subsidiary	1,279	1,101
Long term debt	41,833	41,833
Notes payable to subsidiary	24,955	24,955
Losses in excess of investment in subsidiary	121,403	114,959

Total liabilities	191,592	183,819

Stockholder’s deficiency:
Common stock	—	—
Additional paid-in capital	62,999	62,993
Accumulated deficit	(252,973)	(245,163)

Total stockholder’s deficiency	(189,974)	(182,170)

Total liabilities and stockholder’s deficiency	$1,618	$1,649

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

Condensed Statement of Operations Information:

(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Loss:
Equity in losses of subsidiary	$(6,450)	$(2,531)
Expenses:
Interest expense	(1,360)	(1,482)

Loss before provision for income taxes	(7,810)	(4,013)
Provision for income taxes	—	—

Net loss	$(7,810)	$(4,013)

Condensed Statement of Flows Information:

(Unaudited, in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows provided by operating activities:
Net loss	$(7,810)	$(4,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in losses of subsidiary	6,450	2,531
Amortization of deferred financing costs	31	32
Other assets and liabilities, net	1,329	1,450
Distributions from subsidiary	—	—

Net cash provided by operating activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2010, included in our Annual Report on Form 10-K (File No. 333-110122). This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words “believe”, “expect”, “estimate”, “may”, “will”, “could”, “plan”, or “continue”, and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this Quarterly Report on Form 10-Q, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 and other documents that we file from time to time with the Securities and Exchange Commission, particularly any Current Reports on Form 8-K.

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

In addition, we operate a television production facility in Burbank, California that we use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth, Texas, that allow us to produce programming in those markets as well. In December 2010, we purchased a second television production facility in Burbank and began production at this facility in April 2011. We have entered into time brokerage agreements with third parties for four of our radio stations and one of our low-power television stations.

We are also affiliated with television stations in various states, and along with our owned and operated stations, serve 36 designated market areas, or DMA’s, including nine each in California and Texas, four in Florida, three in Arizona, two in Nevada, and one each in Colorado, Illinois, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Oregon, and Utah. We distribute our EstrellaTV programming to these stations and we share in the available advertising time to be sold on the affiliate stations while our EstrellaTV programming is broadcasting. Our EstrellaTV network broadcasts in the above 36 DMAs that in the aggregate comprise approximately 76% of U.S. Hispanic television households. In addition to the advertising time we retain, through our wholly owned national sales organization, Spanish Media Rep Team, we also sell national air time for the affiliate stations and earn a commission based on those sales. In addition, we syndicate and air on our owned and operated radio stations our popular radio morning show, El Show de Don Cheto, in 19 markets.

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

Our primary expenses are employee compensation, including commissions paid to our local and national sales staffs, promotion and selling expenses, programming and engineering expenses, general and administrative expenses, and interest expense. Our programming expenses for television consist of amortization of capitalized costs related to the production of original programming content, production of local and national newscasts and other daily programs and, to a lesser extent, the amortization of television programming content acquired from other sources. Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt.

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

Recent Acquisitions

WESV-LP. In December 2010, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, as buyers, consummated the acquisition of selected assets of low-power television station W40BY, licensed to Palatine, Illinois, from Trinity Broadcasting Network, pursuant to an asset purchase agreement entered into by the parties in February 2010. Subsequent to the purchase, we changed the call letters of the station to WESV. The total purchase price of approximately $1.3 million was paid primarily through borrowings under LBI Media’s former senior revolving credit facility (see “—Liquidity and Capital Resources” below for a discussion regarding LBI Media’s former senior revolving credit facility). The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The purchase of these assets represents the first television station we have owned in the Chicago market.

KETD-TV. In June 2010, KRCA Television LLC and KRCA License LLC consummated the acquisition of selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from LeSEA Broadcasting Corporation, pursuant to an asset purchase agreement entered into by the parties in January 2010. Subsequent to the purchase, we changed the call letters of the station to KETD. The total aggregate purchase price of approximately $6.5 million was paid primarily through borrowings under LBI Media’s former senior revolving credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities and (iii) broadcast and other studio equipment used to operate the station. The purchase of these assets represents the first television station we have owned in the Denver market.

WASA-LP. In February 2010, KRCA Television LLC and KRCA License LLC consummated the acquisition of selected assets of low-power television station WASA-LP, Channel 25, licensed to Port Jervis, New York, from Venture Technologies, Group, LLC, pursuant to an asset purchase agreement entered into by the parties in November 2008. The total purchase price of approximately $6.0 million was paid primarily through borrowings under LBI Media’s former senior revolving credit facility. The selected assets primarily included licenses and permits authorized by the FCC for or in connection with the operation of the station. The purchase of these assets represents the first television station we have owned in the New York market.

We generally experience lower operating margins for several quarters following the acquisition of radio and television stations. This is primarily due to the time it takes to fully implement our format changes, build our advertiser base and gain viewer or listener support.

From time to time, we engage in discussions with third parties concerning the possible acquisition and/or divestiture of radio or television stations and their related assets. Any such discussions may or may not lead to our acquisition and/or divestiture of broadcasting assets.

Sale and Issuance of Liberman Broadcasting’s Class A Common Stock

In March 2007, our parent, Liberman Broadcasting, sold shares of its Class A common stock to affiliates of Oaktree Capital Management, LLC, or Oaktree, and Tinicum Capital Partners II, L.P., or Tinicum. The sale resulted in net proceeds to Liberman Broadcasting at closing of approximately $117.3 million, after deducting approximately $7.7 million in closing and transaction costs. A portion of these net proceeds were used to repay Liberman Broadcasting’s 9% subordinated notes due 2014 and to redeem related warrants to purchase shares of common stock of the predecessor of Liberman Broadcasting. Liberman Broadcasting contributed approximately $47.9 million of the net proceeds to us, and we, in turn, contributed $47.9 million to LBI Media. LBI Media used the proceeds contributed to it to repay outstanding amounts borrowed under its former senior revolving credit facility.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net revenues:
Radio	$11,261	$11,826
Television	14,165	11,758

Total	25,426	23,584

Total operating expenses before gain on assignment of asset purchase agreement, stock-based compensation expense, depreciation, and loss on disposal of property and equipment:
Radio	8,930	8,166
Television	12,203	9,969

Total	21,133	18,135

Gain on assignment of asset purchase agreement:
Radio	—	(1,599)
Television	—	—

Total	—	(1,599)

Depreciation:
Radio	1,326	1,332
Television	1,225	1,118

Total	2,551	2,450

Loss on disposal of property and equipment:
Radio	7	—
Television	—	3

Total	7	3

Stock-based compensation expense:
Corporate	6	6

Total	6	6

Total operating expenses:
Radio	10,263	7,899
Television	13,428	11,090
Corporate	6	6

Total	23,697	18,995
Operating income:
Radio	998	3,927
Television	737	668
Corporate	(6)	(6)

Total	$1,729	$4,589

Adjusted EBITDA (1):
Radio	$2,331	$5,259
Television	1,962	1,789

Total	$4,293	$7,048

(1)	We define Adjusted EBITDA as net income or loss plus income tax expense or benefit, gain or loss on disposal of property and equipment, net interest expense and other income, interest rate swap expense or income, depreciation, and stock-based compensation expense. We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net loss, calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net loss	$(7,810)	$(4,013)
Add:
Provision for income taxes	519	614
Interest expense and other income, net	9,797	8,233
Interest rate swap income	(777)	(245)
Depreciation	2,551	2,450
Loss on disposal of property and equipment	7	3
Stock-based compensation expense	6	6

Adjusted EBITDA	$4,293	$7,048

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Net Revenues. Net revenues increased by $1.8 million, or 7.8%, to $25.4 million for the three months ended March 31, 2011, from $23.6 million for the same period in 2010. The change was primarily attributable to increased advertising revenue from our EstrellaTV national network, partially offset by a decline in our radio segment.

Net revenues for our radio segment declined by $0.6 million, or 4.8%, to $11.3 million for the three months ended March 31, 2011, from $11.8 million for the same period in 2010. This change was primarily attributable to declines in advertising revenue in our Dallas and Houston markets, partially offset by increases in advertising revenues in our Los Angeles market.

Net revenues for our television segment increased by $2.4 million, or 20.5%, to $14.2 million for the three months ended March 31, 2011, from $11.8 million for the same period in 2010. This increase was primarily attributable to increased revenue from our EstrellaTV national television network.

We currently expect net revenue to increase in 2011 as compared to 2010 in both our radio and television segments, primarily due to projected improvements in the U.S. national and local economies, which we expect to result in increased advertising time sold and higher advertising rates. We also expect our net revenues to benefit from the continued expansion of our EstrellaTV national television network.

Total operating expenses. Total operating expenses increased by $4.7 million, or 24.8%, to $23.7 million for the three months ended March 31, 2011, as compared to $19.0 million for the same period in 2010. This increase was primarily attributable to:

(1)	a $1.9 million increase in program and technical expenses, which resulted from (a) an increase in amortization of capitalized costs related to the production of original programming content and (b) incremental costs related to our EstrellaTV network, primarily ratings service and related costs;

(2)	a $1.6 million decrease in gain on assignment of the asset purchase agreement to acquire radio station KDES-FM;

(3)	a $0.9 million increase in selling, general and administrative expenses primarily attributable to a $0.7 million charge related to a legal settlement;

(4)	a $0.2 million increase in promotional expenses; and

(5)	a $0.1 million increase in depreciation expense.

Total operating expenses for our radio segment increased by $2.4 million, or 29.9%, to $10.3 million for the three months ended March 31, 2011, from $7.9 million for the same period in 2010. This increase was primarily attributable to:

(1)	a $1.6 million decrease in gain on assignment of the asset purchase agreement to acquire radio station KDES-FM;

(2)	a $0.4 million increase in selling, general and administrative expenses, which primarily reflects a $0.7 million charge related to a legal settlement, partially offset by declines in bad debt expense;

(3)	a $0.2 million increase in promotional expenses; and

(4)	a $0.2 million increase in program and technical expenses.

Total operating expenses for our television segment increased by $2.3 million, or 21.1%, to $13.4 million for the three months ended March 31, 2011, from $11.1 million for the same period in 2010. This increase was primarily due to a (1) $1.7 million increase in programming and technical expenses, resulting from an increase in amortization of capitalized costs related to the production of original programming content and incremental costs related to our EstrellaTV network, primarily ratings service and related costs and (2) $0.5 million increase in selling, general, and administrative expenses as a result of increased payroll and commissions.

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

Interest expense and interest and other income. Interest expense and interest and other income increased by $1.6 million to $9.8 million for the three months ended March 31, 2011, as compared to $8.2 million for the same period of 2010, as a result of (1) the write-off of $1.0 million of deferred financing costs associated with the March 2011 refinancing of our former senior credit facility and (2) higher weighted average interest rates on our long-term debt.

Our interest expense may increase in 2011 if we borrow under LBI Media’s senior secured revolving credit facility to fund operations or acquire additional radio or television station assets.

Interest rate swap income. Interest rate swap income increased to $0.8 million for the three months ended March 31, 2011, as compared to $0.3 million for the same period of 2010, a change of $0.5 million. Interest rate swap income or expense reflects changes in the fair market value of our interest rate swap during the respective period.

Provision for income taxes. During the three months ended March 31, 2011, we recognized an income tax provision of $0.5 million, as compared to $0.6 million for the same period in 2010.

Net loss. We recognized a net loss of $7.8 million for the three months ended March 31, 2011, as compared to a net loss of $4.0 million for the same period of 2010, an increase in net loss of $3.8 million. This change was primarily attributable to (1) the absence in 2011 of the $1.6 million gain on assignment of asset purchase agreement to acquire radio station KDES-FM, (2) the $1.0 million write off of deferred financing costs relating to LBI Media’s prior senior secured credit facility and (3) higher program and technical expenses and selling, general and administrative expenses.

Adjusted EBITDA. Adjusted EBITDA decreased by $2.8 million, or 39.1%, to $4.3 million for the three months ended March 31, 2011, as compared to $7.1 million for the same period in 2010. The decrease was primarily the result of (1) the absence in 2011 of the $1.6 million cash gain realized on the assignment of the asset purchase agreement to acquire radio station KDES-FM, (2) additional costs related to our EstrellaTV network because the first quarter of 2010 included only a partial month of service fees related to the network and (3) a $0.7 million charge related to the settlement of a legal dispute.

Adjusted EBITDA for our radio segment decreased by $2.9 million, or 55.7%, to $2.3 million for the three months ended March 31, 2011, as compared to $5.2 million for the same period in 2010. The decrease was primarily the result of (1) the absence in 2011 of the $1.6 million cash gain realized on the assignment of the asset purchase agreement to acquire radio station KDES-FM, (2) a $0.7 million charge related to the settlement of a legal dispute and related professional fees, and (3) a $0.6 million decline in net revenues.

Adjusted EBITDA for our television segment increased by $0.2 million, or 9.7%, to $2.0 million for the three months ended March 31, 2011, from $1.8 million for the same period in 2010. This increase was primarily the result of additional costs related to our EstrellaTV network because the first quarter of 2010 included only a partial month of service fees related to the network.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and available borrowings under LBI Media’s $50.0 million senior secured revolving credit facility.

LBI Media Senior Secured Revolving Credit Facility. In March 2011, LBI Media refinanced its prior $150.0 million senior secured revolving credit facility and $110.0 million senior secured term loan facility with $220.0 million in senior secured notes (discussed below) and a $50.0 million senior secured revolving credit facility, or 2011 Revolver, pursuant to a new credit agreement. The 2011 Revolver includes a $7.5 million swing line sub-facility and allows for letters of credit up to the lesser of $5.0 million or the available remaining revolving commitment amount. There are no scheduled reductions of commitments under the 2011 Revolver. The 2011 Revolver matures in March 2016.

Borrowings under the 2011 Revolver bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin. The base rate will be the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2011 Revolver is 3.75% per annum for base rate loans and 4.75% per annum for LIBOR loans. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under the 2011 Revolver will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media will pay quarterly in arrears an unused commitment fee of 0.75% per annum.

The 2011 Revolver is guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly-owned domestic subsidiaries. Borrowings under the 2011 Revolver are secured by substantially all of the tangible and intangible assets of LBI Media and its existing and future wholly owned domestic subsidiaries (other than the assets of LBI Media’s subsidiary Empire Burbank Studios, LLC), including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2011 Revolver also contains customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the 2011 Revolver. Under the 2011 Revolver, LBI Media must also maintain its material FCC licenses and maintain a maximum revolving facility leverage ratio (as defined in the new credit agreement). As of March 31, 2011, LBI Media was in compliance with all such covenants.

In connection with LBI Media’s entry into the new credit agreement and the indenture relating to its 2011 Senior Secured Notes discussed below, LBI Media and the guarantors of the 2011 Revolver and its 2011 Senior Secured Notes also entered into a collateral trust and intercreditor agreement, or the Intercreditor Agreement. The Increditor Agreement defines the relative rights of the lenders under the 2011 Revolver and the holders of the 2011 Senior Secured Notes with respect to the collateral securing LBI Media’s and the guarantors’ respective obligations under the 2011 Revolver and the 2011 Senior Secured Notes. Pursuant to the Intercreditor Agreement, amounts received upon sale of collateral securing the 2011 Revolver and the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver and LBI Media’s existing swap obligations, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The indenture governing LBI Media’s 8 1/2% senior subordinated notes prohibits borrowing under the 2011 Revolver, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to their stated maturity.

As of March 31, 2011, no amounts were outstanding under the 2011 Revolver.

LBI Media’s 9 1/4% Senior Secured Notes.

In March 2011, LBI Media issued approximately $220.0 million aggregate principal amount of 9 1/4% senior secured notes due 2019, or 2011 Senior Secured Notes. The 2011 Senior Secured Notes were sold at 98.594% of the principal amount, resulting in gross proceeds of approximately $216.9 million. LBI Media used the net proceeds from the issuance of the 2011 Senior Secured Notes to repay all outstanding borrowings under its prior $150.0 million senior secured revolving credit facility and $110.0 million senior secured term loan.

The 2011 Senior Secured Notes are guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly-owned domestic subsidiaries. Subject to certain exceptions and permitted liens, the 2011 Senior Secured Notes and the guarantees are secured on a first priority basis, along with indebtedness under the 2011 Revolver, by liens on substantially all of LBI Media’s and the guarantors’ assets (other than the assets of LBI Media’s subsidiary, Empire Bank Studios LLC), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. As discussed above, pursuant to the Intercreditor Agreement, amounts received upon sale of the collateral securing the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver and LBI Media’s existing swap obligations, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The 2011 Senior Secured Notes bear interest at a rate of 9.25% per annum. Interest payments are made on a semi-annual basis each April 15 and October 15, and payments will commence on October 15, 2011. The 2011 Senior Secured Notes will mature in April 2019. LBI Media may redeem the 2011 Senior Secured Notes at any time on or after April 15, 2015 at redemption prices on redemption dates specified in the indenture governing the notes, plus accrued and unpaid interest. At any time prior to April 15, 2015, LBI Media may redeem some or all of its 2011 Senior Secured Notes at a redemption price equal to a 100% of the principal amount of the 2011 Senior Secured Notes plus a “make-whole” amount specified in the indenture. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the 2011 Senior Secured Notes with the net proceeds from certain equity offerings completed prior to April 15, 2015 at a redemption price of 109.25% of the principal amount of the 2011 Senior Secured Notes, plus accrued and unpaid interest, if any; provided that at least 65% of the aggregate principal amount of all 2011 Senior Secured Notes remain outstanding immediately after such redemption, subject to certain exceptions, and that such redemption occurs within 90 days of the date of closing of any such equity offering.

In addition, upon a change of control, as defined in the indenture, LBI Media must make an offer to repurchase all 2011 Senior Secured Notes outstanding, at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest.

The indenture governing the 2011 Senior Secured Notes contains customary covenants that limit the ability of LBI Media to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make investments and other restricted payments; (iv) incur liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets; (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. All of these covenants are subject to a number of important limitations and exceptions. As of March 31, 2011, LBI Media was in compliance with all such covenants.

The indenture governing the 2011 Senior Secured Notes and the related security agreement provide for customary events of default, including but not limited to, the failure to make payments of interest or premium, if any, on or principal of, the notes, the failure to comply with certain covenants for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the outstanding 2011 Senior Secured Notes may become due and payable immediately.

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

The indenture governing these notes contains restrictive covenants that limit, among other things, LBI Media’s and its subsidiaries’ ability to incur additional indebtedness, issue certain kinds of equity, and make particular kinds of investments. The indenture governing LBI Media’s 8 1/2% senior subordinated notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 8 1/2% senior subordinated notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 8  1/2% senior subordinated notes. As of March 31, 2011, LBI Media was in compliance with all such covenants.

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

In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount due to noteholders, other than LBI Media Holdings was $41.8 million as of March 31, 2011.

The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. As of March 31, 2011, we were in compliance with all such covenants. Our senior discount notes are structurally subordinated to the 2011 Revolver, 2011 Senior Secured Notes and 8 1/2% senior subordinated notes.

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

The following table summarizes our various levels of indebtedness at March 31, 2011.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate (per annum)
LBI Media, Inc.	$50.0 million senior secured revolving credit facility	$0.0 million	March 18, 2016	LIBOR or base rate, plus an applicable margin
LBI Media, Inc.	Senior secured notes	$220.0 million aggregate principal amount at maturity	April 1, 2019	9.25%
LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%
LBI Media Holdings, Inc.	Senior discount notes	$68.4 million (1)	October 15, 2013	11%
Empire Burbank Studios LLC	Mortgage note	$1.7 million	July 1, 2019	5.52%

(1)	In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount due to noteholders, other than LBI Media Holdings was $41.8 million as of March 31, 2011.

Cash Flows. Cash and cash equivalents were $25.2 million and $0.3 million at March 31, 2011 and December 31, 2010, respectively. The increase in our cash balances primarily reflects the net proceeds from the issuance of our senior secured notes in March 2011, after the repayment of our former senior credit facilities and transaction costs.

Net cash used in operating activities was $4.1 million and $4.5 million for the three months ended March 31, 2011 and 2010, respectively.

Net cash used in investing activities was $3.0 million and $4.6 million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, our investing activities primarily consisted of fixed asset purchases related to the build-out of our new television production facility in Burbank, California. During the three months ended March 31, 2010, our investing activities primarily consisted of the acquisition of the broadcast license for television station WASA-LP in New York, New York partially offset by $1.7 million in net cash proceeds relating to the assignment of the asset purchase agreement to acquire radio station KDES-FM.

Net cash provided by financing activities was $32.0 million and $9.4 million for the three months ended March 31, 2011 and 2010, respectively. The increase reflects the issuance of our $220 million aggregate principal senior secured notes and the payoff of our former senior credit facility.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At March 31, 2011, such obligations and commitments were LBI Media’s senior secured revolving credit facility, 9 1/4% senior secured notes and 8 1/2% senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries, our operating leases and our Nielsen network ratings contract (for a description of this contract, see Note 7 “Commitments and Contingencies — Ratings Services” in our accompanying condensed consolidated unaudited financial statements) as follows (in millions):

	Payments Due by Period from December 31, 2010
Contractual Obligations	Total	Remaining 2011	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$796.4	$25.4	$131.1	$80.1	$559.8
Operating leases	15.0	1.2	2.7	2.3	8.8
Nielsen network ratings contract	10.8	2.4	8.4	—	—

Total contractual cash obligations	$822.2	$29.0	$142.2	$82.4	$568.6

Expected Use of Cash Flows. We believe that our cash on hand, cash expected to be provided by operating activities and available borrowings under LBI Media’s senior secured revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. For our television segment, as of March 31, 2011, we estimate that our remaining cost to complete the build out of our new Burbank production facility will be approximately $2.3 million. We expect to complete this project in 2011. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and from time to time, borrowings under a revolving credit facility of LBI Media.

We have used, and expect to continue to use, a portion of our capital resources to fund acquisitions. Future acquisitions will be funded from amounts available under LBI Media’s senior secured revolving credit facility, the proceeds of future equity or debt offerings and our internally generated cash flows. However, our ability to pursue future acquisitions may be impaired if we or our parent are unable to obtain funding from other capital sources. As a result, we may not be able to increase our revenues at the same rate as we have in recent years.

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the two-year period ended March 31, 2011. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA.” Adjusted EBITDA consists of net income or loss , plus income tax expense or benefit, gain or loss on disposal of property and equipment, net interest expense, interest rate swap expense or income, depreciation, and stock-based compensation expense.

The term, as we define it, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with GAAP.

Management considers this measure an important indicator of its financial performance, as it eliminates the effects of certain of the Company’s non-cash items and the Company’s capital structure. In addition, it provides useful information to investors regarding our financial condition and results of operations and our ability to service debt. The measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with GAAP, such as cash flows from operating activities, operating income or loss and net income or loss.

We believe Adjusted EBITDA is useful to an investor in evaluating its financial performance because:

•

it is widely used in the broadcasting industry to measure a company’s financial performance without regard to items such as net interest expense and depreciation, which can vary substantially from company to company depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired.

•

it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (such as net interest expense and net interest rate swap expense), asset base (such as depreciation) and actions that do not affect liquidity (such as stock-based compensation expense) from our operating results; and

•

it helps investors identify items that are within our operational control. For example, depreciation charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable operating charge in the period.

Our management uses Adjusted EBITDA:

•

as a measure of operating performance because it assists us in comparing our financial performance on a consistent basis as it removes the impact of our capital structure, asset base and actions that do not affect liquidity from our operating results;

•	as a measure to assist us in evaluating and planning our acquisition strategy;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of financial performance used by management;

•	as a measure for determining our operating budget and its ability to fund working capital; and

•	as a measure for planning and forecasting capital expenditures.

The Securities and Exchange Commission, or SEC, has adopted rules regulating the use of non-GAAP financial measures, such as Adjusted EBITDA, in filings with the SEC and in disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP. We have included a presentation of net loss and a reconciliation to Adjusted EBITDA on a consolidated basis under “Item 2. Results of Operations.”

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to acquisitions of radio station and television station assets, allowance for doubtful accounts, television program costs, intangible assets, property and equipment and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There were no significant changes to our critical accounting policies during the three months ended March 31, 2011. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion on our critical accounting policies.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”). You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

•	sufficient cash to meet our debt service obligations;

•	general economic conditions in the United States and in the regions in which operate;

•	our dependence on advertising revenues;

•	changes in rules and regulations of the FCC;

•	our ability to attract, motivate and retain key personnel;

•	our ability to successfully affiliate with television stations and convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	potential disruption from natural hazards, equipment failure, power loss and other events or occurrences;

•	strong competition in the radio and television broadcasting industries;

•	our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	compliance with our restrictive covenants on our debt instruments; and

•	our ability to obtain regulatory approval for future acquisitions.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. The forward-looking statements in this Quarterly Report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this Quarterly Report, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 and other documents that we file from time to time with the Securities and Exchange Commission, particularly any Current Reports on Form 8-K. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions. There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2011. Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, contained in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Secretary and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on the foregoing, our Chief Executive Officer, President and Secretary and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

As discussed in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the years ended December 31, 2010 and 2009, we identified a material weakness in our internal control over financial reporting because we did not maintain effective controls over the accounting for income taxes, including the determination and reporting of deferred income taxes and the related income tax provision. Specifically, we did not have adequate personnel and other resources to enable us to (i) properly consider and apply U.S. generally accepted accounting principles providing guidance over accounting for income taxes, (ii) review and monitor the accuracy and completeness of the components of the income tax provision calculations and the related deferred taxes and (iii) ensure that effective oversight of the work performed by our outside tax advisors was exercised. In addition, until remediated, this material weakness could result in a misstatement in the tax-related accounts described above that would result in a material misstatement to our interim or annual consolidated financial statements and disclosures that would not be prevented or detected.

The material weakness resulted in accounting errors in the treatment of certain temporary state tax credits and the classification of certain deferred tax accounts relating to the Company’s indefinite-lived intangible assets that were not prevented or detected on a timely basis.

(B) Changes in Internal Control Over Financial Reporting

As of March 31, 2011, we have begun, but have not completely remediated the material weakness in our internal control over financial reporting with respect to our processes to accurately report our income tax provision as discussed above. Since the material weakness has been identified, we have undertaken an evaluation of our available resources and personnel deployed for accounting for income taxes, and are in the process of identifying necessary changes to our processes and the addition of personnel as required. Other than as described in this Item 4, there have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Our dispute with Broadcast Music, Inc. relating to royalties is ongoing. No material developments in these proceedings occurred during the three months ended March 31, 2011. For more information on these proceedings, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the twelve month period ended December 31, 2010.

We are subject to pending litigation arising in the normal course of our business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

In addition to the information contained in this report and our Annual Report on Form 10-K for the year ended December 31, 2010, the following risks may affect us. If any of these risks occur, our business, financial condition or operating results would be adversely affected.

Our significant level of indebtedness could limit cash flow available for our operations, adversely affect our financial health and prevent us from fulfilling our obligations under our debt agreements.

We currently have a substantial amount of debt. As of March 31, 2011, our total outstanding indebtedness was approximately $486.5 million, consisting of LBI Media’s senior secured notes, LBI Media’s senior subordinated notes, our senior discount notes and a mortgage of one of our indirect, wholly owned subsidiaries, and our total stockholder’s deficit was approximately $190.0 million. In addition, LBI Media entered into a new $50.0 million senior secured revolving credit facility in March 2011.

The table below shows our total capitalization as of March 31, 2011:

Total indebtedness	$486.5
Stockholder’s deficiency	190.0

Total capitalization	$296.5

Debt to total capitalization	164.1%

Since our total capitalization consists of 164.1% debt, we are considered to be highly leveraged and will have to devote much of our resources to repaying this debt on our scheduled payment dates.

If our debt levels were lower we would have more flexibility in using our cash flow because we would have lower debt service obligations and potentially fewer restrictive covenants under our debt agreements. Our substantial indebtedness could have other important consequences to you. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy or other purposes;

•

require us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•

limit our flexibility in planning for, and reacting to, changes in our business and our industry that could make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	place us at a competitive disadvantage compared to our competitors that have less debt.

Despite our indebtedness levels, we and our subsidiaries may incur additional debt in the future, which could further exacerbate the risks described above.

We and our subsidiaries may incur additional debt in the future. The terms of LBI Media’s senior secured revolving credit facility and the indentures governing LBI Media’s senior secured notes, LBI Media’s senior subordinated notes and our senior discount notes will allow us to incur additional debt under certain specified circumstances and do not fully prohibit us or our subsidiaries from doing so. LBI Media’s senior secured revolving credit facility requires us to maintain an amount of revolver facility indebtedness (which, as defined in the credit agreement, includes only amounts outstanding under the senior secured revolving credit facility and does not include LBI Media’s senior secured notes hereby and the mortgage notes of our indirect, wholly owned subsidiary, Empire Burbank Studios, LLC) that would not result in a ratio of revolver facility debt to EBITDA of more than 3.5 to 1.0. The indenture governing LBI Media’s senior secured notes, LBI Media’s senior subordinated notes and our senior discount notes will allow us to incur additional indebtedness, in addition to certain specified debt that is permitted, so long as our leverage ratio (as defined in the indentures) does not exceed 7.0 to 1.0. We may also incur additional senior secured debt under the terms of the indenture governing LBI Media’s senior secured notes so long as we meet certain senior secured leverage ratios. If new debt is added to our and our current subsidiaries’ current debt levels, the related risks discussed above under “Our significant level of indebtedness could limit cash flow available for our operations, adversely affect our financial health and prevent us from fulfilling our obligations under our debt agreements” could intensify.

To service our indebtedness, we will require a significant amount of cash, and if we are unable to meet our debt obligations through the cash flow generated by our operations, or, if necessary, future borrowings, we may not be able to make payments on our indebtedness.

Our ability to make payments on indebtedness and to refinance indebtedness when necessary will depend on our financial and operating performance, each of which is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. At March 31, 2011, we had cash and cash equivalents of approximately $25.2 million.

Because LBI Media’s senior secured revolving credit facility has floating rate borrowings, we are exposed to changes in market interest rates. If market interest rates rise, the interest expense on our floating rate debt will also increase and could reduce our cash available to, among other things, fund working capital, capital expenditures, acquisitions and other general corporate purposes. If our business does not generate cash flow from operations in the amounts that we expect or our interest expense is higher than we expect, we would need to rely on borrowings under LBI Media’s senior secured revolving credit facility or from other sources to enable us to pay our debt and to fund our other liquidity needs. Future borrowings may not be available to us under the senior secured revolving credit facility or from other sources. The ability to borrow funds under the senior secured revolving credit facility depends on our meeting certain conditions to funding, including the financial covenants in the agreements governing the facility, which includes a maximum ratio of revolver facility debt (which, as defined in the credit agreement, includes only borrowings under the senior secured revolving credit facility and does not include LBI Media’s senior secured notes and the Empire Burbank mortgage notes) to EBITDA of 3.5 to 1.0. Borrowing availability under the facility also depends on the ability and willingness of the lenders to fund loans when required under the facility, which may be subject to risks associated with the lenders’ creditworthiness or other factors.

If we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance any of our debt or sell additional debt or equity securities or our assets on favorable terms, if at all. In addition, the current uncertain economic environment has had and may continue to have an impact on our liquidity and capital resources. Because of these and other factors beyond our control, we may be unable to pay the principal, premium (if any), interest or other amounts on our indebtedness. If we are unable to generate sufficient cash flow, refinance our debt on favorable terms or sell additional debt or equity securities or our assets, it could have a material adverse effect on our financial condition and on our ability to make payments on our indebtedness.

The restrictive covenants in our debt instruments may affect our ability to operate our business successfully.

The indenture governing the terms of LBI Media’s senior secured revolving credit facility and the indentures governing LBI Media’s senior secured notes, LBI Media’s senior subordinated notes and our senior discount notes contain various provisions that limit our ability to, among other things:

•	incur or guarantee additional debt and issue preferred stock;

•	pay dividends or distributions on, or redeem or repurchase, capital stock;

•	make investments and other restricted payments;

•	issue or sell capital stock of restricted subsidiaries;

•	incur liens;

•	transfer or sell assets;

•	engage in different lines of business;

•	consolidate, merge or transfer all or substantially all of our assets; and

•	enter into transactions with affiliates.

These covenants may affect our ability to operate and finance our business as we deem appropriate. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness, this could constitute an event of default under the instruments governing our indebtedness.

In addition, LBI Media’s senior secured revolving credit facility requires us to maintain an amount of revolving facility indebtedness (which, as defined in the credit agreement, only includes amounts outstanding under the senior secured revolving credit facility and does not include LBI Media’s senior secured notes and the Empire Burbank mortgage notes) that would not result in a ratio of revolving facility debt to EBITDA (as defined in the senior secured revolving credit facility) of more than 3.5 to 1.0. As a result, although we will have the capacity to borrow up to $50.0 million under the senior secured revolving credit facility, we may not be permitted to borrow any amount that would cause us to exceed the revolving facility leverage ratio. If we fail to comply with the restrictive and financial covenants contained in the indentures governing our indebtedness, it would be an event of default.

If there were an event of default under the instruments governing our indebtedness, the holders of the affected indebtedness could declare all of that indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing LBI Media’s senior secured revolving credit facility and senior secured notes. If amounts outstanding under the senior secured revolving credit facility are accelerated, our lenders could foreclose on these liens. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

If any of our stations are found to have violated any of the laws concerning the broadcast of indecent programming or any other FCC rules and regulations, we could face substantial fines and penalties and potentially risk having our FCC licenses revoked.

FCC complaints and/or investigations are pending (i) with respect to alleged violation of the laws concerning the broadcast of indecent programming by our television stations in the Los Angeles, San Diego, Houston, Dallas and Salt Lake City markets, and (ii) with respect to alleged violations of the laws by certain of our radio stations in the Los Angeles and Houston markets with respect to the prohibition of receiving consideration for the broadcast of material unless appropriate disclosure is made. We cannot predict the outcome of these complaints or investigations. The FCC has also indicated that there may be additional complaints pending against our radio and television stations for alleged violations of FCC rules, for indecent programming or other reasons, and we cannot predict the outcome of these complaints.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description
3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (1)

3.2	Certificate of Ownership of Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.), dated July 9, 2002 (2)

3.3	Amended and Restated Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture governing LBI Media Holdings, Inc.’s 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (3)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Indenture, dated as of July 23, 2007, by and among LBI Media, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (4)

4.4	Indenture, dated as of March 18, 2011, by and among LBI Media, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (5)

4.5	Form of 9.25% Senior Secured Note due 2019 (included in Exhibit 4.4)

10.1	Amended and Restated Credit Agreement, dated as of March 18, 2011, among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse Securities (USA) LLC, as Lead Arranger, Credit Suise AG, Cayman Islands Branch, as Administrative Agent (portions of this agreement have been omitted pursuant to a request for confidential treatment)*

10.2	Amended and Restated Security Agreement, dated as of March 18, 2011, among LBI Media, Inc., the other debtors, and Credit Suisse AG, Cayman Islands Branch, as Collateral Trustee*

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007.
(2)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(3)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122), filed with the Securities and Exchange Commission on October 30, 2003, as amended.
(4)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-110122).
(5)	Incorporated by reference to LBI Media Holdings, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 (File No. 333-110122).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ Wisdom Lu
Wisdom Lu
Chief Financial Officer

Date: May 16, 2011