Form 10-Q
period 2011-06-30
LBI MEDIA HOLDINGS INC
filed 2011-08-15
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 15, 2011, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$19,677	$294
Accounts receivable (less allowances for doubtful accounts of $3,686 as of June 30, 2011 and $3,436 as of December 31, 2010)	24,056	23,344
Current portion of television program costs, net	843	640
Amounts due from related parties	412	409
Current portion of employee advances	125	105
Prepaid expenses and other current assets	1,947	1,581

Total current assets	47,060	26,373
Property and equipment, net	94,901	94,163
Broadcast licenses, net	166,653	166,653
Deferred financing costs, net	12,255	4,998
Notes receivable from related parties	3,034	3,034
Employee advances, excluding current portion	1,794	1,790
Television program costs, excluding current portion	13,793	10,181
Other assets	8,746	3,760

Total assets	$348,236	$310,952

Liabilities and stockholder’s deficiency
Current liabilities:
Cash overdraft	$243	$1,050
Accounts payable	3,628	2,858
Accrued liabilities	6,381	8,049
Accrued interest	15,350	9,597
Current portion of long-term debt	169	1,364

Total current liabilities	25,771	22,918
Long-term debt, excluding current portion	486,414	444,007
Fair value of interest rate swap	1,611	3,146
Deferred income taxes	26,264	20,160
Other liabilities	3,318	2,891

Total liabilities	543,378	493,122

Commitments and contingencies

Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares — 1,000
Issued and outstanding shares — 100	—	—
Additional paid-in capital	63,006	62,993
Accumulated deficit	(258,148)	(245,163)

Total stockholder’s deficiency	(195,142)	(182,170)

Total liabilities and stockholder’s deficiency	$348,236	$310,952

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net revenues	$31,554	$30,718	$56,980	$54,302
Operating expenses:
Program and technical, exclusive of depreciation and amortization shown below	10,092	10,269	19,401	17,659
Promotional, exclusive of depreciation and amortization shown below	711	719	1,277	1,093
Selling, general and administrative, exclusive of depreciation and amortization shown below	11,389	9,974	22,653	20,351
Depreciation and amortization	2,623	2,508	5,174	4,958
Loss (gain) on sale and disposal of property and equipment	588	(28)	595	(25)
Impairment of broadcast licenses and long-lived assets	—	1,772	—	1,772
Gain on legal settlement	(900)	—	(900)	—
Gain on assignment of asset purchase agreement	—	—	—	(1,599)

Total operating expenses	24,503	25,214	48,200	44,209

Operating income	7,051	5,504	8,780	10,093
Interest expense, net of amounts capitalized	(12,540)	(8,314)	(22,371)	(16,561)
Interest rate swap income	759	612	1,535	857
Interest and other income	31	6	66	20

Loss before provision for income taxes	(4,699)	(2,192)	(11,990)	(5,591)
Provision for income taxes	(476)	(536)	(995)	(1,150)

Net loss	$(5,175)	$(2,728)	$(12,985)	$(6,741)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(12,985)	$(6,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,174	4,958
Impairment of broadcast licenses and long-lived assets	—	1,772
Loss (gain) on sale and disposal of property and equipment	595	(25)
Stock-based compensation	13	13
Gain on assignment of asset purchase agreement	—	(1,599)
Write-off of deferred financing costs	968	—
Amortization of deferred financing costs	725	712
Amortization of discount on subordinated and senior secured notes	236	147
Amortization of television program costs	6,514	5,498
Interest rate swap income	(1,535)	(857)
Provision for doubtful accounts	1,017	909
Changes in operating assets and liabilities:
Cash overdraft	(807)	193
Accounts receivable	(1,552)	(4,243)
Television program costs	(10,329)	(7,916)
Amounts due from related parties	(10)	(3)
Prepaid expenses and other current assets	(423)	121
Employee advances	(24)	(11)
Accounts payable	757	(400)
Accrued liabilities	(1,668)	1,964
Accrued interest	5,753	(4)
Deferred income taxes	863	863
Other assets and liabilities	446	373

Net cash used in operating activities	(6,272)	(4,276)

Investing activities
Purchases of property and equipment	(6,494)	(2,437)
Deposits on purchases of property and equipment	—	(207)
Insurance proceeds related to previously disposed property and equipment	—	215
Net proceeds from the sale of property and equipment	—	860
Acquisition of broadcast licenses	—	(9,770)
Acquisition of other television station assets	—	(2,130)
Deposit on acquisition of television station assets	—	(62)
Return of previously deposited escrow funds	—	375
Gross proceeds from the assignment of asset purchase agreement (see Note 6)	—	5,900
Payment pursuant to relocation and purchase agreement relating to assignment of asset purchase agreement (see Note 6)	—	(4,150)
Notes receivable issued to related parties, net	7	(60)
Repayments on notes receivable	116	39

Net cash used in investing activities	(6,371)	(11,427)

Financing activities
Proceeds from bank borrowings	7,250	34,301
Proceeds from issuance of long-term debt	216,907	—
Payment of deferred financing costs	(8,950)	—
Payments on bank borrowings	(183,181)	(18,276)

	Six Months Ended June 30,
	2011	2010
Distributions to parent	—	(9)

Net cash provided by financing activities	32,026	16,016

Net increase in cash and cash equivalents	19,383	313
Cash and cash equivalents at beginning of period	294	178

Cash and cash equivalents at end of period	$19,677	$491

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable and accrued liabilities:
Purchases of property and equipment	$119	$23
Issuance of seller-financed note receivable	—	$(1,212)
Cash paid during the period for:
Interest	$14,669	$15,665
Income taxes	$220	$225

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance and purchase of a portion of its senior discount notes (see Note 5) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends and distributions from its subsidiaries, which are subject to restrictions by LBI Media’s senior credit facility and the indenture governing the senior subordinated notes and senior secured notes issued by LBI Media (see Note 5). Parent-only condensed financial information of LBI Media Holdings on a stand-alone basis is presented in Note 12.

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California, Texas, Arizona, Utah, New York, Colorado, and Illinois. The Company operates its New York television station and three of its radio stations in its California and Texas markets under time brokerage agreements. The Company also owns television production facilities that are used to produce programming for Company-owned and affiliated television stations. The Company sells commercial airtime on its radio and television stations to local, regional and national advertisers.

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

In 2009, the Company began entering into affiliation agreements with certain television stations to broadcast its EstrellaTV network programming on their primary or digital multicast channels. Currently, this affiliate network consists of television stations in various states, and along with the Company’s owned and operated television stations, serves 37 designated market areas, including nine each in California and Texas, four in Florida, three in Arizona, two in Nevada, and one each in Colorado, Illinois, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Oregon, Utah, and Washington.

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

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The condensed consolidated financial statements include the accounts of LBI Media Holdings and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2.	Fair Value Measurements

Accounting Standards Codification Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) establishes a framework for measuring fair value and expands related disclosures. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets and liabilities that can be assessed at a measurement date.

Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2011 and December 31, 2010, respectively, the fair values of the Company’s financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of June 30, 2011
Liabilities subject to fair value measurement:
Interest rate swap (a)	$1,611	$—	$1,611	$—

Total	$1,611	$—	$1,611	$—

As of December 31, 2010
Liabilities subject to fair value measurement:
Interest rate swap (a)	$3,146	$—	$3,146	$—

Total	$3,146	$—	$3,146	$—

(a)	Based on London Interbank Offered Rate (“LIBOR”). See “Long-Term Debt” in Note 5.

Certain assets and liabilities are measured at fair value on a non-recurring basis. This means that certain assets are not measured at fair value on an ongoing basis but are subject to fair value reviews only in certain circumstances. Included in this category are the Company’s radio and television Federal Communications Commission (“FCC”) broadcast licenses that are written down to fair value when they are determined to be impaired. As no impairment indicators were noted during the three or six months ended June 30, 2011, no such fair value reviews were conducted during those periods.

During the three months ended June 30, 2010, pursuant to ASC 350-30 “General Intangibles Other Than Goodwill” (“ASC 350-30”) and ASC 360 “Property, Plant and Equipment,” and in connection with an interim impairment test performed for certain asset values as of June 30, 2010, the Company recorded a $1.8 million impairment charge to write down the carrying value of one of its television broadcast licenses and certain other related long-lived assets. The fair values were estimated utilizing Level 3 inputs. A description of the Level 3 inputs and the information used to develop the inputs is discussed below in Note 3.

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

	June 30, 2011		December 31, 2010
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
8.5% Senior Subordinated Notes, due 2017	$177.3	$226.1	$185.3	$225.9
11% Senior Discount Notes, due 2013	40.2	41.8	37.2	41.8
9.25% Senior Secured Notes, due 2019	217.8	217.0	—	—
Senior credit facility and mortgage notes payable	1.7	1.7	177.6	177.6

3.	Broadcast Licenses

The Company’s indefinite-lived assets consist of its FCC broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.5 million at June 30, 2011 and December 31, 2010.

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

As no impairment indicators were noted during the three or six months ended June 30, 2011, no such impairment tests were conducted during those periods.

The Company performed an interim review of the fair market value of one of its television broadcast licenses as of June 30, 2010, as a result of impairment indicators the Company noted related to one of its recently acquired stations. As a result, the Company recorded a $1.0 million impairment charge to write down the carrying value of this broadcast license to its estimated fair value. Below are key assumptions used in the income approach model for estimated fair values for the impairment testing performed as of June 30, 2010:

Television Broadcast License	June 30, 2010
Discount Rate	12.3%
2010 Market Growth Rate	8.5%
Out-year Market Growth Rate	2.5%
Market Share Range (1)	0.7% - 1.3%
Operating Profit Margin Range (1)	(0.8)% - 30.4%

(1)	Excludes first year of operations.

4.	Television Program Costs

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. GAAP sets forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. The Company has determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, capitalizes television production costs for certain of its programs, and amortizes those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe have a useful life beyond the initial airing or does not have revenue directly attributed to production are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. Approximately $12.8 million and $9.3 million of original television programming costs were capitalized as of June 30, 2011 and December 31, 2010, respectively.

Television program rights acquired by the Company from third-party vendors are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the next year and program rights payable within one year are classified as current assets and current liabilities, respectively. Approximately $1.9 million and $1.6 million of acquired program costs were capitalized as of June 30, 2011 and December 31, 2010, respectively.

The following table sets forth the components of the Company’s unamortized programming costs as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(In thousands)
Original television program costs — released	$12,606	$9,244
Original television program costs — in production	171	18
Acquired television programming rights	1,859	1,559

	$14,636	$10,821

Based on current estimates, the Company expects to amortize approximately 34% of the net original programming costs in 2011 and approximately 92% by the end of 2013. The acquired programming rights will be amortized through 2016.

5.	Long-Term Debt

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
	(In thousands)
2006 Revolver due 2012	$—	$61,350
2006 Term Loan due 2012	—	114,500
2007 Senior Subordinated Notes due 2017	226,097	225,935
2011 Senior Secured Notes due 2019	216,981	—
2011 Revolver due 2016	—	—
Senior Discount Notes due 2013	41,833	41,833
2004 Empire Note due 2019	1,672	1,753

	486,583	445,371
Less current portion	(169)	(1,364)

	$486,414	$444,007

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

The 2011 Revolver is guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly-owned domestic subsidiaries. Borrowings under the 2011 Revolver are secured by substantially all of the tangible and intangible assets of LBI Media and its existing and future wholly owned domestic subsidiaries (other than the assets of LBI Media’s subsidiary Empire Burbank Studios, LLC (“Empire”)), including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2011 Revolver also contains customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the 2011 Revolver. Under the 2011 Revolver, LBI Media must also maintain its material FCC licenses and maintain a maximum revolving facility leverage ratio (as defined in the new credit agreement). As of June 30, 2011, LBI Media was in compliance with all such covenants.

In connection with LBI Media’s entry into the credit agreement relating to the 2011 Revolver and the indenture relating to its 2011 Senior Secured Notes discussed below, LBI Media and the guarantors of the 2011 Revolver and its 2011 Senior Secured Notes also entered into a collateral trust and intercreditor agreement, or the Intercreditor Agreement. The Increditor Agreement defines the relative rights of the lenders under the 2011 Revolver and the holders of the 2011 Senior Secured Notes with respect to the collateral securing LBI Media’s and the guarantors’ respective obligations under the 2011 Revolver and the 2011 Senior Secured Notes. Pursuant to the Intercreditor Agreement, amounts received upon sale of collateral securing the 2011 Revolver and the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver and LBI Media’s existing swap obligations, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The indenture governing LBI Media’s 8 1/2% senior subordinated notes, subject to certain exceptions, prohibits borrowing under the 2011 Revolver, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to their stated maturity.

As of June 30, 2011, no amounts were outstanding under the 2011 Revolver.

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

The 2011 Senior Secured Notes are guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly-owned domestic subsidiaries. Subject to certain exceptions and permitted liens, the 2011 Senior Secured Notes and the guarantees are secured on a first priority basis, along with indebtedness under the 2011 Revolver, by liens on substantially all of LBI Media’s and the guarantors’ assets (other than the assets of Empire), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. As discussed above, pursuant to the Intercreditor Agreement, amounts received upon the sale of the collateral securing the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver and LBI Media’s existing swap obligations, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

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

In addition, upon a change of control, as defined in the indenture governing the 2011 Senior Secured Notes, LBI Media must make an offer to repurchase all of the outstanding 2011 Senior Secured Notes, at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest.

The indenture governing the 2011 Senior Secured Notes contains customary covenants that limit the ability of LBI Media to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make investments and other restricted payments; (iv) incur liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets; (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. All of these covenants are subject to a number of important limitations and exceptions. As of June 30, 2011, LBI Media was in compliance with all such covenants.

The indenture governing the 2011 Senior Secured Notes and the related security agreement provide for customary events of default, including but not limited to the failure to make payments of interest or premium, if any, on or principal of, the 2011 Senior Secured Notes, the failure to comply with certain covenants for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the outstanding 2011 Senior Secured Notes may become due and payable immediately.

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

The indenture governing the 2007 Senior Subordinated Notes contains restrictive covenants that limit, among other things, LBI Media’s and its subsidiaries’ ability to incur additional indebtedness, issue certain kinds of equity, and make particular kinds of investments. The indenture governing the 2007 Senior Subordinated Notes prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 8 1/2% senior subordinated notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. As of June 30, 2011, LBI Media was in compliance with all such covenants.

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

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of June 30, 2011, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2011 Revolver, the 2011 Senior Secured Notes and the 2007 Senior Subordinated Notes.

Empire’s 2004 Note

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

Scheduled Debt Repayments

As of June 30, 2011, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years (and thereafter) as follows:

(in thousands)
Remainder of 2011	$83
2012	174
2013	42,016
2014	194
2015	205
Thereafter	443,911

$486,583

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

The fair value of the interest rate swap agreement at each balance sheet date was as follows (in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	June 30, 2011	December 31, 2010
Interest rate swap agreement	Other long-term liabilities	$1.6	$3.1

The following table presents the effect of the interest rate swap agreement on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Interest rate swap agreement	Interest rate swap income	$0.8	$0.6	$1.5	$0.9

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

The fair value of the Company’s interest rate swap was a liability of $1.6 million and $3.1 million at June 30, 2011 and December 31, 2010, respectively. The fair value of the interest rate swap represents the present value of the expected future cash flows that are estimated to be received from or paid to a marketplace participant of the instrument. It is valued using inputs such as broker dealer quotes and adjusted for non-performance risk, which are based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy.

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

$1,250

KETD-TV. In June 2010, KRCA TV and KRCA License consummated the acquisition of selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from LeSEA Broadcasting Corporation, pursuant to an asset purchase agreement entered into by the parties in January 2010. Subsequent to the purchase, the Company changed the call letters of the acquired station to KETD. The total purchase price of approximately $6.5 million was paid primarily through borrowings under LBI Media’s former senior revolving credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities and (iii) property, broadcast and other studio equipment used to operate the station. The Company allocated the purchase price as follows (in thousands):

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

In February 2010, the purchase of KDES-FM was consummated and the Company received $5.9 million from LC Media, in accordance with the assignment and assumption agreement. The Company, in turn, paid $4.2 million to Spectrum Scan pursuant to the amendment to the agreement relating to the relocation and purchase of KDES-FM. As such, for the six months ended June 30, 2010, the Company realized a pre-tax gain on this transaction of approximately $1.6 million, which represents the net effect of the cash payments described above, reduced by the book value of certain transmission equipment that was sold to LC Media in connection with the assumption and assignment agreement. Such gain is included in gain on assignment of asset purchase agreement in the accompanying condensed consolidated statements of operations.

7.	Commitments and Contingencies

Ratings Services

In September 2009, the Company entered into a four-year contract with Nielsen Media Research (“Nielsen”), to provide television programming ratings services for the Company’s EstrellaTV network. In February 2011, the Company entered into an agreement with Nielsen to amend certain payment provisions in the contract. As a result, the aggregate payments remaining under the agreement, as of June 30, 2011, were approximately $10.1 million and will be paid through August 2013.

Affiliation Agreements

In June 2009, the Company entered into a network affiliation agreement with a certain television station whereby the Company is obligated to make cash payments to the affiliate station upon the occurrence of certain events, as outlined below:

(1)	If the affiliate station does not achieve at least $600,000 in annual net national sales in calendar year 2011, during the time periods specified in the affiliation agreement (during which time the Company is supplying the station with its EstrellaTV network programming), the Company will be required to pay the difference to the affiliate station. This guarantee is reduced by $12,500 for each month in which the television channel is not carried by certain cable providers.

(2)	The Company will pay a success fee to the affiliate station in the amount of $125,000 in calendar year 2011 if the station’s average rating is ranked by Nielsen as number three or better in the applicable Hispanic demographic during the November sweeps period, as specified in the affiliation agreement.

Based on the affiliate station’s 2011 operating performance, as of June 30, 2011, the Company had reserved approximately $0.1 million with respect to the guarantee outlined in (1) above. However, no reserve has been recorded related to the potential cash obligation specified in (2) above, based on the affiliate station’s expected ratings position for 2011.

Litigation

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) related to disputes over royalties owed to BMI. In October 2009, the Company settled all royalty disputes relating to its television stations as well as royalties owed for periods prior to December 31, 2006 for the Company’s radio stations. In June 2011, the Company settled royalty disputes relating to its radio stations for periods subsequent to January 1, 2010. The remaining outstanding dispute relates to the Company’s radio stations for the period commencing January 1, 2007, through December 31, 2009, for which the Company has filed an application for a reasonable license under BMI’s antitrust consent decree (the “post-court period”). As of June 30, 2011, the Company had reserved approximately $0.8 million relating to the BMI dispute. Such reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company believes this reserve, all of which relates to the post-court period, is adequate as of June 30, 2011.

In June 2011, the Company settled a legal dispute related to a tortuous interference claim, and recorded a $0.9 million gain related to the settlement. Of this amount, approximately $0.6 million was received in cash and the remaining $0.3 million represents the fair value of radio advertising credits which can be used by the Company over a 24-month period. Such gain is included in gain on legal settlement in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

8.	Related Party Transactions

The Company had approximately $3.4 million due from stockholders of the Parent and from affiliated companies at June 30, 2011 and December 31, 2010. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and currently mature through December 2012. Such loans and the related balances of accrued interest have been classified as long term assets and are included in notes receivable from related parties, net of current, in the accompanying condensed consolidated balance sheets. The following table sets forth the components of the Company’s related party receivable balances as of June 30, 2011 and December 31, 2010:

				Loan and Accrued Interest Balance
			Original Loan	at
	Annual Interest			June 30,	December 31,

Party	Rate	Maturity Date	Amounts	2011	2010
				(in thousands)
Stockholder of Parent	0.69% - 0.82%	July to December 2012	$222	$271	$270
Stockholder of Parent	0.82%	July 2012	1,917	2,354	2,347
Stockholder of Parent	0.69% - 0.75%	July to December 2012	275	335	334
Affiliated companies	various	various	492	486	492

				$3,446	$3,443

The Company also had approximately $690,000 due from one of its executive officers and directors at June 30, 2011 and December 31, 2010, which is included in employee advances in the accompanying condensed consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for an advance of $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2012.

In December 2008, stockholders of the Parent and one of the Company’s executive officers purchased approximately $1.9 million aggregate principal amount of the Senior Discount Notes in open market transactions. In July 2009, stockholders of the Parent purchased approximately $0.8 million aggregate principal amount of the 2007 Senior Subordinated Notes in open market transactions. LBI Media did not pay any interest to these noteholders during the three months ended June 30, 2011 and 2010, respectively, and paid approximately $34,000 of interest during the six months ended June 30, 2011 and 2010, respectively.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations. The Company had approximately $0.1 million due from LDL as of June 30, 2011 and December 31, 2010, which is included in amounts due from related parties in the accompanying condensed consolidated balance sheets. Such advances are payable upon demand.

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

As of June 30, 2011, the only option grant under the Plan has been to one of the Company’s executive officers, which was made in December 2008, pursuant to such employee’s employment agreement. The options have a contractual term of ten years from the date of the grant and vest over five years. No new options were granted during the three or six months ended June 30, 2011 or 2010.

Since 2008, the Parent has entered into certain employment agreements whereby it has agreed to grant an aggregate of 11.3634 shares of the Parent’s Class A common stock to certain employees and an executive officer. None of these options have been granted as of June 30, 2011. The options, when granted by the Board of Directors, will have a contractual term of ten years from the date of the grant and vest in equal installments over five years.

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

The weighted average grant date fair value using the Black-Scholes option pricing model was approximately $90,000 per share. Unamortized compensation as of June 30, 2011 and December 31, 2010 was approximately $129,000 and $142,000, respectively, and is being amortized over the vesting period of 7.5 years.

Stock-based compensation expense was approximately $7,000 for each of the three months ended June 30, 2011 and 2010 and approximately $13,000 for each of the six months ended June 30, 2011 and 2010.

The following is a summary of the Company’s stock options as of June 30, 2011:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at June 30, 2011	2.19	$1,368,083	$—	7.5
Vested and exercisable at June 30, 2011	1.31	$1,368,083	$—	7.5
Vested and expected to vest at June 30, 2011	2.19	$1,368,083	$—	7.5

During the six months ended June 30, 2011, options to purchase an additional 0.437054 shares of the Parent’s Class A common stock had vested. However, none of these stock options had been exercised and no stock options expired during the three or six months ended June 30, 2011. Additionally, there was no intrinsic value for the stock options exercisable at June 30, 2011.

10.	Segment Data

ASC 280 “Segment Reporting” requires companies to provide certain information about their operating segments. The Company has two reportable segments — radio operations and television operations. Management uses operating income or loss before stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net revenues:
Radio operations	$15,241	$16,449	$26,502	$28,275
Television operations	16,313	14,269	30,478	26,027

Consolidated net revenues	31,554	30,718	56,980	54,302

Operating expenses, excluding gain on assignment of asset purchase agreement, gain on legal settlement, stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:

Radio operations	8,205	8,283	17,135	16,449
Television operations	13,980	12,672	26,183	22,641

Consolidated operating expenses, excluding gain on assignment of asset purchase agreement, gain on legal settlement, stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:	22,185	20,955	43,318	39,090

Gain on assignment of asset purchase agreement:
Radio operations	—	—	—	(1.599)
Television operations	—	—	—	—

Total gain on assignment of asset purchase agreement	—	—	—	(1,599)
Gain on legal settlement:
Radio operations	(900)	—	(900)	—
Television operations	—	—	—	—

Total gain on legal settlement	(900)	—	(900)	—

Operating income before stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:

Radio operations	7,936	8,166	10,267	13,425
Television operations	2,333	1,597	4,295	3,386

Consolidated operating income before stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets	10,269	9,763	14,562	16,811

Stock-based compensation expense:
Corporate	7	7	13	13

Consolidated stock-based compensation expense	7	7	13	13

Depreciation and amortization expense:
Radio operations	1,404	1,347	2,730	2,679
Television operations	1,219	1,161	2,444	2,279

Consolidated depreciation and amortization expense	2,623	2,508	5,174	4,958

Loss (gain) on sale and disposal of property and equipment:
Radio operations	29	—	36	—
Television operations	559	(28)	559	(25)

Consolidated loss (gain) on sale and disposal of property and equipment	588	(28)	595	(25)

Impairment of broadcast licenses and long-lived assets:
Radio operations	—	—	—	—
Television operations	—	1,772	—	1,772

Consolidated impairment of broadcast licenses and long-lived assets	—	1,772	—	1,772

Operating income:
Radio operations	6,503	6,819	7,501	10,746
Television operations	555	(1,308)	1,292	(640)
Corporate	(7)	(7)	(13)	(13)

Consolidated operating income	$7,051	$5,504	$8,780	$10,093

Reconciliation of operating income before stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets to loss before provision for income taxes:

Operating income before stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets	$10,269	$9,763	$14,562	$16,811
Stock-based compensation expense	(7)	(7)	(13)	(13)
Depreciation and amortization	(2,623)	(2,508)	(5,174)	(4,958)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
(Loss) gain on sale and disposal of property and equipment	(588)	28	(595)	25
Impairment of broadcast licenses and long-lived assets	—	(1,772)	—	(1,772)
Interest expense, net of amounts capitalized	(12,540)	(8,314)	(22,371)	(16,561)
Interest rate swap income	759	612	1,535	857

Interest and other income	31	6	66	20

Loss before provision for income taxes	$(4,699)	$(2,192)	$(11,990)	$(5,591)

11.	Income Taxes

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

There was no activity in the Company’s unrecognized tax benefits (“UTB”) during the three or six months ended June 30, 2011 and 2010. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years prior to 2007 and 2006, respectively. The Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns.

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

Condensed Balance Sheet Information:

(in thousands)

	As of
	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Deferred financing costs, net	$280	$341
Amounts due from subsidiary	2,747	1,283
Other assets	25	25

Total assets	$3,052	$1,649

Liabilities and stockholder’s deficiency
Accrued interest	$972	$971
Interest due to subsidiary	1,468	1,101
Long term debt	41,833	41,833
Notes payable to subsidiary	28,717	24,955
Losses in excess of investment in subsidiary	125,204	114,959

	As of
	June 30, 2011	December 31, 2010
	(unaudited)
Total liabilities	198,194	183,819

Stockholder’s deficiency:
Common stock	—	—
Additional paid-in capital	63,006	62,993
Accumulated deficit	(258,148)	(245,163)

Total stockholder’s deficiency	(195,142)	(182,170)

Total liabilities and stockholder’s deficiency	$3,052	$1,649

Condensed Statement of Operations Information:

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income:
Equity in losses of subsidiary	$(3,796)	$(1,292)	$(10,245)	$(3,823)
Expenses:
Interest expense	(1,379)	(1,436)	(2,740)	(2,918)

Net loss	$(5,175)	$(2,728)	$(12,985)	$(6,741)

Condensed Statement of Flows Information:

(Unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows used in operating activities:
Net loss	$(12,985)	$(6,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of subsidiary	10,245	3,823
Amortization of deferred financing costs	61	67
Other assets and liabilities, net	380	357
Distributions from subsidiary	—	9

Net cash used in operating activities	(2,299)	(2,485)
Cash flows provided by financing activities:
Amounts due from subsidiary	(1,464)	(1,269)
Loans from subsidiary	3,763	3,763
Distributions to parent	—	(9)

Net cash provided by financing activities	2,299	2,485
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition, we operate two television production facilities in Burbank, California that we use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth, Texas, that allow us to produce programming in those markets as well. We have entered into time brokerage agreements with third parties for three of our radio stations and one of our low-power television stations.

We are also affiliated with television stations in various states, and along with our owned and operated stations, serve 37 designated market areas, or DMA’s, including nine each in California and Texas, four in Florida, three in Arizona, two in Nevada, and one each in Colorado, Illinois, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Oregon, Utah, and Washington. We distribute our EstrellaTV programming to these stations and we share in the available advertising time to be sold on the affiliate stations while our EstrellaTV programming is broadcasting. Our EstrellaTV network broadcasts in the above 37 DMAs which in the aggregate comprise over 77% of U.S. Hispanic television households. In addition to the advertising time we retain, we also sell national air time for the affiliate stations through our wholly owned national sales organization, Spanish Media Rep Team, and earn a commission based on those sales. In addition, we syndicate and air on our owned and operated radio stations our popular radio morning show, El Show de Don Cheto, in 19 markets.

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

Recent Acquisitions

WESV-LP. In December 2010, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, as buyers, consummated the acquisition of selected assets of low-power television station W40BY, licensed to Palatine, Illinois, from Trinity Broadcasting Network, pursuant to an asset purchase agreement entered into by the parties in February 2010. Subsequent to the purchase, we changed the call letters of the station to WESV. The total purchase price of approximately $1.3 million was paid primarily through borrowings under LBI Media’s former senior revolving credit facility (see “ — Liquidity and Capital Resources” below for a discussion regarding LBI Media’s former senior revolving credit facility). The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The purchase of these assets represents the first television station we have owned in the Chicago market.

KETD-TV. In June 2010, KRCA Television LLC and KRCA License LLC consummated the acquisition of selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from LeSEA Broadcasting Corporation, pursuant to an asset purchase agreement entered into by the parties in January 2010. Subsequent to the purchase, we changed the call letters of the station to KETD. The total aggregate purchase price of approximately $6.5 million was paid primarily through borrowings under LBI Media’s former senior revolving credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities and (iii) property, broadcast and other studio equipment used to operate the station. The purchase of these assets represents the first television station we have owned in the Denver market.

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

Investor Rights Agreement

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net revenues:
Radio	$15,241	$16,449	$26,502	$28,275
Television	16,313	14,269	30,478	26,027

Total	$31,554	$30,718	$56,980	$54,302

Total operating expenses before gain on assignment of asset purchase agreement, gain on legal settlement, stock-based compensation expense, impairment of broadcast licenses and long-lived assets, loss (gain) on sale and disposal of property and equipment and depreciation and amortization:

Radio	$8,205	$8,283	$17,135	$16,449
Television	13,980	12,672	26,183	22,641

Total	$22,185	$20,955	$43,318	$39,090

Gain on assignment of asset purchase agreement:
Radio	$—	$—	$—	$(1,599)
Television	—	—	—	—

Total	$—	$—	$—	$(1,599)

Gain on legal settlement:
Radio	$(900)	$—	$(900)	$—
Television	—	—	—	—
Total	$(900)	$—	$(900)	$—

Stock-based compensation expense:
Corporate	$7	$7	$13	$13

Total	$7	$7	$13	$13

Impairment of broadcast licenses and long-lived assets:
Radio	$—	$—	$—	$—
Television	—	1,772	—	1,772

Total	$—	$1,772	$—	$1,772

Loss (gain) on sale and disposal of property and equipment:
Radio	$29	$—	$36	$—
Television	559	(28)	559	(25)

Total	$588	$(28)	$595	$(25)

Depreciation and amortization:
Radio	$1,404	$1,347	$2,730	$2,679
Television	1,219	1,161	2,444	2,279

Total	$2,623	$2,508	$5,174	$4,958

Total operating expenses:
Radio	$8,738	$9,630	$19,001	$17,529
Television	15,758	15,577	29,186	26,667
Corporate	7	7	13	13

Total	$24,503	$25,214	$48,200	$44,209

Operating income (loss):
Radio	$6,503	$6,819	$7,501	$10,746
Television	555	(1,308)	1,292	(640)
Corporate	(7)	(7)	(13)	(13)

Total	$7,051	$5,504	$8,780	$10,093

Adjusted EBITDA (1):
Radio	$7,936	$8,166	$10,267	$13,425
Television	2,333	1,597	4,295	3,386

Total	$10,269	$9,763	$14,562	$16,811

(1)	We define Adjusted EBITDA as net income or loss plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, net interest expense and other income, interest rate swap expense or income, depreciation and amortization, impairment of broadcast licenses and long-lived assets and stock-based compensation expense. We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “ — Non-GAAP Financial Measures.”

The table set forth below reconciles net loss, calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(5,175)	$(2,728)	$(12,985)	$(6,741)
Add:
Provision for income taxes	476	536	995	1,150
Interest expense and other income, net	12,509	8,308	22,305	16,541
Interest rate swap income	(759)	(612)	(1,535)	(857)
Depreciation and amortization	2,623	2,508	5,174	4,958
Impairment of broadcast licenses and long-lived assets	—	1,772	—	1,772
Loss (gain) on sale and disposal of property and equipment	588	(28)	595	(25)
Stock-based compensation expense	7	7	13	13

Adjusted EBITDA	$10,269	$9,763	$14,562	$16,811

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net Revenues. Net revenues increased by $0.8 million, or 2.7%, to $31.5 million for the three months ended June 30, 2011, from $30.7 million for the same period in 2010. The change was primarily attributable to increased advertising revenue from our television segment, partially offset by a decline in our radio segment.

Net revenues for our radio segment declined by $1.2 million, or 7.3%, to $15.2 million for the three months ended June 30, 2011, from $16.4 million for the same period in 2010. This change was primarily attributable to declines in advertising revenue in our Dallas and Houston markets.

Net revenues for our television segment increased by $2.0 million, or 14.3%, to $16.3 million for the three months ended June 30, 2011, from $14.3 million for the same period in 2010. This increase was primarily attributable to increased revenue from our EstrellaTV national television network.

We currently expect net revenue in 2011 as compared to 2010 to increase in our television segment and remain level or decline slightly in our radio segment. We expect our television segment to benefit from the continued expansion of our EstrellaTV national television network.

Total operating expenses. Total operating expenses decreased by $0.7 million, or 2.8%, to $24.5 million for the three months ended June 30, 2011, as compared to $25.2 million for the same period in 2010. This decrease was primarily related to a $1.8 million decline in broadcast license impairment charges, a $0.9 million gain related to the settlement of a certain legal dispute and a $0.2 million reduction in program and technical expenses. These changes were partially offset by:

(1)	a $1.4 million increase in selling, general and administrative expenses, primarily attributable to (a) additional costs related to the expansion of our EstrellaTV network, including additional sales staff and costs related to upfront presentations, (b) incremental costs related to our Denver station, KETD-TV, which began fully operating in the fourth quarter 2010, and (c) an increase in legal fees and employee related costs;

(2)	a $0.6 million loss on disposal of property and equipment, primarily related to the disposal of obsolete television stage props and other equipment; and

(3)	a $0.1 million increase in depreciation and amortization expense.

Total operating expenses for our radio segment decreased by $0.9 million, or 9.2% for the three months ended June 30, 2011, as compared to the same period in 2010 primarily due to the $0.9 million gain related to the settlement of a certain legal dispute.

Total operating expenses for our television segment increased by $0.2 million, or 1.2%, to $15.8 million for the three months ended June 30, 2011, from $15.6 million for the same period in 2010. This increase was primarily due to:

(1) a $1.3 million increase in selling, general and administrative expenses, primarily reflecting additional costs related to our EstrellaTV network, incremental costs related to television station KETD-TV and an increase in legal fees and employee related costs; and

(2) a $0.6 million loss on disposal of property and equipment, primarily related to the disposal of obsolete television stage props and other equipment.

These increases in operating expenses for our television segment were partially offset by a $1.8 million decline in broadcast license and long-lived asset impairment charges.

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

Interest expense and interest and other income. Interest expense and interest and other income increased by $4.2 million to $12.5 million for the three months ended June 30, 2011, as compared to $8.3 million for the same period of 2010. In March 2011, we refinanced our former senior credit facility with the issuance of $220.0 million of 9  1/4% senior secured notes and our new $50.0 million senior secured revolving credit facility. As a result of this transaction, our weighted average interest rates and debt balances increased during the three months ended June 30, 2011 as compared to the same period in 2010.

As a result of the aforementioned refinancing, we expect our interest expense to increase in 2011 as compared to 2010. This expectation could be even more negatively impacted if we borrow under LBI Media’s 2011 senior secured revolving credit facility to fund operations or acquire additional radio or television station assets.

Interest rate swap income. Interest rate swap income increased to $0.8 million for the three months ended June 30, 2011, as compared to $0.6 million for the same period of 2010, a change of $0.2 million. Interest rate swap income or expense reflects changes in the fair market value of our interest rate swap during the respective period.

Provision for income taxes. We recognized an income tax provision of $0.5 million for the each of three months ended June 30, 2011 and 2010.

Net loss. We recognized a net loss of $5.2 million for the three months ended June 30, 2011, as compared to a net loss of $2.7 million for the same period of 2010, an increase in net loss of $2.5 million. This change was primarily attributable to (1) the $4.2 million increase in interest expense and interest and other income, (2) a $1.2 million decrease in net revenues in our radio segment and (3) higher selling, general and administrative expenses and losses on the disposal of property and equipment. These increases were partially offset by (1) a $2.0 million increase in net revenues in our television segment, (2) a $1.8 million reduction in broadcast license and long-lived asset impairment charges and (3) the $0.9 million legal settlement gain.

Adjusted EBITDA. Adjusted EBITDA increased by $0.5 million, or 5.2%, to $10.3 million for the three months ended June 30, 2011, as compared to $9.8 million for the same period in 2010. The increase was primarily the result of a $2.0 million increase in net revenues in our television segment and the $0.9 million gain related to the settlement of a certain legal dispute. However, these increases were partially offset by higher selling, general and administrative costs, primarily related to the expansion of our EstrellaTV network and a $1.2 million decline in net revenues in our radio segment.

Adjusted EBITDA for our radio segment decreased by $0.2 million, or 2.8%, to $8.0 million for the three months ended June 30, 2011, as compared to $8.2 million for the same period in 2010. The decrease was primarily the result of the $1.2 million decline in net revenues offset by the $0.9 million legal settlement and a decrease in program and technical expenses.

Adjusted EBITDA for our television segment increased by $0.7 million, or 46.1%, to $2.3 million for the three months ended June 30, 2011, from $1.6 million for the same period in 2010. This increase was primarily the result of the $2.0 million increase in net revenues, partially offset by higher selling, general and administrative expenses.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net Revenues. Net revenues increased by $2.7 million, or 4.9%, to $57.0 million for the six months ended June 30, 2011, from $54.3 million for the same period in 2010. The change was primarily attributable to increased advertising revenue from our television segment, partially offset by a decline in our radio segment.

Net revenues for our radio segment declined by $1.8 million, or 6.3%, to $26.5 million for the six months ended June 30, 2011, from $28.3 million for the same period in 2010. This change was primarily attributable to declines in advertising revenue in our Dallas and Houston markets, partially offset by increases in advertising revenues in our Los Angeles market.

Net revenues for our television segment increased by $4.5 million, or 17.1%, to $30.5 million for the six months ended June 30, 2011, from $26.0 million for the same period in 2010. This increase was primarily attributable to increased revenue from our EstrellaTV national television network.

Total operating expenses. Total operating expenses increased by $4.0 million, or 9.0%, to $48.2 million for the six months ended June 30, 2011, as compared to $44.2 million for the same period in 2010. This increase was primarily attributable to:

(1)	a $1.8 million increase in program and technical expenses, which resulted from (a) an increase in amortization of capitalized costs related to the production of original programming content and (b) incremental costs related to our EstrellaTV network, primarily ratings service and related costs;

(2)	a $2.3 million increase in selling, general and administrative expenses primarily related to (a) additional costs related to the expansion of our EstrellaTV network, including additional sales staff and costs related to upfront presentations, (b) incremental costs related to our Denver station, KETD-TV, which began fully operating in the fourth quarter 2010, (c) a $0.7 million charge related to a legal settlement and (d) an increase in legal fees and employee related costs;

(3)	the absence in 2011 of the $1.6 million gain on assignment of the asset purchase agreement to acquire radio station KDES-FM;

(4)	a $0.6 million increase in loss (gain) on disposal of property and equipment, primarily related to the disposal of obsolete television stage props and other equipment; and

(5)	a $0.4 million increase in promotional, depreciation and amortization expenses.

These increases in total operating expenses were partially offset by (1) a $1.8 million decrease in broadcast license and long-lived asset impairment charges and (2) a $0.9 million gain related to a certain legal settlement.

Total operating expenses for our radio segment increased by $1.5 million, or 8.4%, to $19.0 million for the six months ended June 30, 2011, from $17.5 million for the same period in 2010. This increase was primarily attributable to:

(1)	a $1.6 million decrease in gain on assignment of the asset purchase agreement to acquire radio station KDES-FM;

(2)	a $0.5 million increase in selling, general and administrative expenses, which primarily reflects a $0.7 million charge related to a legal settlement, partially offset by lower trade expenses;

(3)	a $0.2 million increase in promotional expenses; and

(4)	a $0.1 million increase in loss (gain) on sale and disposal of property and equipment and depreciation and amortization expense.

These increases were offset by the $0.9 million gain related to a certain legal settlement.

Total operating expenses for our television segment increased by $2.5 million, or 9.4%, to $29.2 million for the six months ended June 30, 2011, from $26.7 million for the same period in 2010. This increase was primarily due to:

(1)	a $1.9 million increase in selling, general and administrative expenses, primarily attributable to (a) additional costs related to the expansion of our EstrellaTV network, including additional sales staff and costs related to upfront presentations, (b) incremental costs related to our Denver station, KETD-TV, which began fully operating in the fourth quarter 2010, and (c) an increase in legal fees and employee related costs;

(2)	a $1.7 million increase in programming and technical expenses, resulting from an increase in amortization of capitalized costs related to the production of original programming content and incremental costs related to our EstrellaTV network, primarily ratings service and related costs;

(3)	a $0.6 million increase in loss (gain) on disposal of property and equipment, primarily related to the disposal of obsolete television stage props and other equipment; and

(4)	a $0.2 million increase in depreciation and amortization expense.

These increases were partially offset by (1) a $1.8 million decrease in broadcast license and long-lived asset impairment charges and (2) a $0.1 million decrease in promotional expenses.

Interest expense and interest and other income. Interest expense and interest and other income increased by $5.8 million to $22.3 million for the six months ended June 30, 2011, as compared to $16.5 million for the same period of 2010, as a result of the March 2011 refinancing of our former senior credit facility with $220.0 million of 9  1/4% senior secured notes and our new $50.0 million senior secured revolving credit facility. This transaction resulted in (1) the write-off of $1.0 million of deferred financing costs associated with our former senior credit facility and (2) higher weighted average interest rates and outstanding balances on our long-term debt.

Interest rate swap income. Interest rate swap income increased to $1.5 million for the six months ended June 30, 2011, as compared to $0.9 million for the same period of 2010, a change of $0.6 million. Interest rate swap income or expense reflects changes in the fair market value of our interest rate swap during the respective period.

Provision for income taxes. During the six months ended June 30, 2011, we recognized an income tax provision of $1.0 million, as compared to $1.2 million for the same period in 2010.

Net loss. We recognized a net loss of $13.0 million for the six months ended June 30, 2011, as compared to a net loss of $6.7 million for the same period of 2010, an increase in net loss of $6.3 million. This change was primarily attributable to (1) the absence in 2011 of the $1.6 million gain on assignment of the asset purchase agreement to acquire radio station KDES-FM, (2) the $1.8 million decline in net revenues in our radio segment, (3) the $1.0 million write off of deferred financing costs relating to LBI Media’s prior senior secured credit facility, (4) higher interest expense and (5) an increase in program and technical expenses and selling, general and administrative expenses. These increases were partially offset by (1) the $4.5 million increase in net revenues in our television segment, (2) the $1.8 million reduction in broadcast license impairment charges and (3) the $0.9 million legal settlement gain.

Adjusted EBITDA. Adjusted EBITDA decreased by $2.2 million, or 13.4%, to $14.6 million for the six months ended June 30, 2011, as compared to $16.8 million for the same period in 2010. The decrease was primarily the result of (1) the $4.0 million increase in program and technical and selling, general and administrative expenses, (2) decrease in net revenues in our radio segment, (3) the absence in 2011 of the $1.6 million gain realized on the assignment of the asset purchase agreement to acquire radio station KDES-FM and (4) a $0.7 million charge related to the settlement of a legal dispute and related professional fees. These decreases were partially offset by (1) higher net revenues in our television segment, (2) a decrease in broadcast license and long-lived asset impairment charges and (3) a $0.9 million gain related to the settlement of a certain legal dispute.

Adjusted EBITDA for our radio segment decreased by $3.1 million, or 23.5%, to $10.3 million for the six months ended June 30, 2011, as compared to $13.4 million for the same period in 2010. The decrease was primarily the result of (1) the absence in 2011 of the $1.6 million gain realized on the assignment of the asset purchase agreement to acquire radio station KDES-FM, (2) a $0.7 million charge related to the settlement of a legal dispute and related professional fees, and (3) a $1.8 million decline in net revenues, offset by a $0.9 million gain related to the settlement of a certain legal dispute.

Adjusted EBITDA for our television segment increased by $0.9 million, or 26.8%, to $4.3 million for the six months ended June 30, 2011, from $3.4 million for the same period in 2010. This increase was primarily the result of the $4.5 million increase in net revenues and the $1.8 million reduction in broadcast license impairment charges, partially offset by higher program and technical and selling, general and administrative expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and available borrowings under the $50.0 million senior secured revolving credit facility of our wholly owned subsidiary, LBI Media, Inc., or LBI Media.

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

The 2011 Revolver is guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly-owned domestic subsidiaries. Borrowings under the 2011 Revolver are secured by substantially all of the tangible and intangible assets of LBI Media and its existing and future wholly owned domestic subsidiaries (other than the assets of LBI Media’s subsidiary Empire Burbank Studios, LLC, or Empire), including a first priority pledge of all capital stock of each of LBI Media’s subsidiaries. The 2011 Revolver also contains customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the 2011 Revolver. Under the 2011 Revolver, LBI Media must also maintain its material FCC licenses and maintain a maximum revolving facility leverage ratio (as defined in the new credit agreement). As of June 30, 2011, LBI Media was in compliance with all such covenants.

In connection with LBI Media’s entry into the credit agreement relating to the 2011 Revolver and the indenture relating to its 2011 Senior Secured Notes (defined below), LBI Media and the guarantors of the 2011 Revolver and its 2011 Senior Secured Notes also entered into a collateral trust and intercreditor agreement, or the Intercreditor Agreement. The Increditor Agreement defines the relative rights of the lenders under the 2011 Revolver and the holders of the 2011 Senior Secured Notes with respect to the collateral securing LBI Media’s and the guarantors’ respective obligations under the 2011 Revolver and the 2011 Senior Secured Notes. Pursuant to the Intercreditor Agreement, amounts received upon the sale of collateral securing the 2011 Revolver and the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver and LBI Media’s existing swap obligations, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The indenture governing LBI Media’s 8 1/2% senior subordinated notes prohibits borrowing under the 2011 Revolver, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to their stated maturity.

As of June 30, 2011, no amounts were outstanding under the 2011 Revolver.

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

The 2011 Senior Secured Notes are guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly-owned domestic subsidiaries. Subject to certain exceptions and permitted liens, the 2011 Senior Secured Notes and the guarantees are secured on a first priority basis, along with indebtedness under the 2011 Revolver, by liens on substantially all of LBI Media’s and the guarantors’ assets (other than the assets of Empire), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. As discussed above, pursuant to the Intercreditor Agreement, amounts received upon sale of the collateral securing the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver and LBI Media’s existing swap obligations, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

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

In addition, upon a change of control, as defined in the indenture governing the 2011 Senior Secured Notes, LBI Media must make an offer to repurchase all 2011 Senior Secured Notes outstanding, at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest.

The indenture governing the 2011 Senior Secured Notes contains customary covenants that limit the ability of LBI Media to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make investments and other restricted payments; (iv) incur liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets; (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. All of these covenants are subject to a number of important limitations and exceptions. As of June 30, 2011, LBI Media was in compliance with all such covenants.

The indenture governing the 2011 Senior Secured Notes and the related security agreement provide for customary events of default, including but not limited to, the failure to make payments of interest or premium, if any, on or principal of, the 2011 Senior Secured Notes, the failure to comply with certain covenants for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the outstanding 2011 Senior Secured Notes may become due and payable immediately.

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

The indenture governing these notes contains restrictive covenants that limit, among other things, LBI Media’s and its subsidiaries’ ability to incur additional indebtedness, issue certain kinds of equity, and make particular kinds of investments. The indenture governing LBI Media’s 8  1/2% senior subordinated notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 8  1/2% senior subordinated notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 8  1/2% senior subordinated notes. As of June 30, 2011, LBI Media was in compliance with all such covenants.

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

In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount due to noteholders, other than LBI Media Holdings was $41.8 million as of June 30, 2011.

The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. As of June 30, 2011, we were in compliance with all such covenants. Our senior discount notes are structurally subordinated to the 2011 Revolver, 2011 Senior Secured Notes and 8 1/2% senior subordinated notes.

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

The following table summarizes our various levels of indebtedness at June 30, 2011.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate (per annum)
LBI Media, Inc.	$50.0 million senior secured revolving credit facility	—	March 18, 2016	LIBOR or base rate, plus an applicable margin

LBI Media, Inc.	Senior secured notes	$220.0 million aggregate principal amount at maturity	April 1, 2019	9.25%

LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million (1)	October 15, 2013	11%

Empire Burbank Studios LLC	Mortgage note	$1.7 million	July 1, 2019	5.52%

(1)	In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount due to noteholders, other than LBI Media Holdings was $41.8 million as of June 30, 2011.

Cash Flows. Cash and cash equivalents were $19.7 million and $0.3 million at June 30, 2011 and December 31, 2010, respectively. The increase in our cash balances primarily reflects the net proceeds from the issuance of LBI Media’s senior secured notes in March 2011, after the repayment of LBI Media’s former senior credit facilities and transaction costs.

Net cash used in operating activities was $6.3 million and $4.3 million for the six months ended June 30, 2011 and 2010, respectively. This change was primarily attribable to an increase in television programming cost payments.

Net cash used in investing activities was $6.4 million and $11.4 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, our investing activities primarily consisted of fixed asset purchases related to the build-out of our new television production facility in Burbank, California. During the six months ended June 30, 2010, our investing activities primarily consisted of the acquisition of the broadcast license for television station KETD-TV in Denver, Colorado, partially offset by $1.7 million in net cash proceeds relating to the assignment of the asset purchase agreement to acquire radio station KDES-FM.

Net cash provided by financing activities was $32.0 million and $16.0 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, cash provided by financing activities reflected the net proceeds from the issuance of LBI Media’s senior secured notes, after the repayment of LBI Media’s former senior credit facilities and transaction costs. Cash provided by financing activities during the six months ended June 30, 2010 primarily reflected net borrowings under LBI Media’s former revolving credit facility.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At June 30, 2011, such obligations and commitments were LBI Media’s senior secured revolving credit facility, 9  1/4% senior secured notes and 8  1/2% senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries, our operating leases and our Nielsen network ratings contract (for a description of this contract, see Note 7 “Commitments and Contingencies — Ratings Services” in our accompanying condensed consolidated unaudited financial statements) as follows (in millions):

	Payments Due by Period from June 30, 2011
Contractual Obligations	Total	Remaining 2011	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$794.1	$23.0	$131.1	$80.1	$559.8
Operating leases	15.7	0.9	3.2	2.8	8.8
Nielsen network ratings contract	10.1	1.7	8.4	—	—

Total contractual cash obligations	$819.9	$25.6	$142.7	$82.9	$568.6

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

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the two-year period ended June 30, 2011. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA.” Adjusted EBITDA consists of net income or loss, plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, net interest expense, interest rate swap expense or income, depreciation and amortization, impairment of broadcast licenses and long-lived assets and stock-based compensation expense.

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

We believe Adjusted EBITDA is useful to an investor in evaluating its financial performance because:

•

it is widely used in the broadcasting industry to measure a company’s financial performance without regard to items such as net interest expense and depreciation, which can vary substantially from company to company, depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired;

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

There were no significant changes to our critical accounting policies during the six months ended June 30, 2011. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion on our critical accounting policies.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”). You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

•	sufficient cash to meet our debt service obligations;

•	general economic conditions in the United States and in the regions in which they operate;

•	our dependence on advertising revenues;

•	changes in rules and regulations of the FCC;

•	our ability to attract, motivate and retain key personnel;

•	our ability to successfully affiliate with television stations and convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	potential disruption from natural hazards, equipment failure, power loss and other events or occurrences;

•	strong competition in the radio and television broadcasting industries;

•	our ability to remediate or otherwise mitigate any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	compliance with our restrictive covenants on our debt instruments; and

•	our ability to obtain regulatory approval for future acquisitions.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. The forward-looking statements in this Quarterly Report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this Quarterly Report, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and other documents that we file from time to time with the Securities and Exchange Commission, particularly any Current Reports on Form 8-K. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates and changes in general economic conditions. There were no material changes to our quantitative and qualitative disclosures about market risk during the six months ended June 30, 2011. Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, contained in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Secretary and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on the foregoing, our Chief Executive Officer, President and Secretary and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

(B) Changes in Internal Control Over Financial Reporting

As of June 30, 2011, we have begun, but have not completely remediated the material weakness in our internal control over financial reporting with respect to our processes to accurately report our income tax provision as discussed above. Since the material weakness has been identified, we have undertaken an evaluation of our available resources and personnel deployed for accounting for income taxes, and are in the process of identifying necessary changes to our processes and the addition of personnel as required. Other than as described in this Item 4, there have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Our dispute with Broadcast Music, Inc. relating to royalties is ongoing. During the three months ended June 30, 2011, the Company settled royalty disputes relating to its radio stations for approximately $0.4 million for periods subsequent to January 1, 2010. The remaining outstanding dispute relates to the Company’s radio stations for the period commencing January 1, 2007, through December 31, 2009. For more information on these proceedings, see “Note 7. Commitments and Contingencies” to our financial statements included elsewhere in this report and “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the twelve month period ended December 31, 2010.

We are subject to pending litigation arising in the normal course of our business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (1)

3.2	Certificate of Ownership of Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.), dated July 9, 2002 (2)

3.3	Amended and Restated Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture governing LBI Media Holdings, Inc.’s 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (3)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Indenture, dated as of July 23, 2007, by and among LBI Media, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (4)

4.4	Indenture, dated as of March 18, 2011, by and among LBI Media, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (5)

4.5	Form of 9.25% Senior Secured Note due 2019 (included in Exhibit 4.4)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 15, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007.
(2)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(3)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122), filed with the Securities and Exchange Commission on October 30, 2003, as amended.
(4)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-110122).
(5)	Incorporated by reference to LBI Media Holdings, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 (File No. 333-110122).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ Wisdom Lu
Wisdom Lu
Chief Financial Officer

Date: August 15, 2011