Form 10-Q
period 2011-09-30
LBI MEDIA HOLDINGS INC
filed 2011-11-14
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 14, 2011, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$13,217	$294
Accounts receivable (less allowances for doubtful accounts of $3,689 as of September 30, 2011 and $3,436 as of December 31, 2010)	24,787	23,344
Current portion of television program costs, net	1,080	640
Amounts due from related parties	563	409
Current portion of employee advances	157	105
Prepaid expenses and other current assets	1,907	1,581

Total current assets	41,711	26,373
Property and equipment, net	94,538	94,163
Broadcast licenses, net	165,773	166,653
Deferred financing costs, net	11,883	4,998
Notes receivable from related parties	3,035	3,034
Employee advances, excluding current portion	1,769	1,790
Television program costs, excluding current portion	14,994	10,181
Other assets	7,942	3,760

Total assets	$341,645	$310,952

Liabilities and stockholder’s deficiency
Current liabilities:
Cash overdraft	$—	$1,050
Accounts payable	3,636	2,858
Accrued liabilities	6,746	8,049
Accrued interest	16,282	9,597
Fair value of interest rate swap	811	—
Current portion of long-term debt	171	1,364

Total current liabilities	27,646	22,918
Long-term debt, excluding current portion	486,521	444,007
Fair value of interest rate swap	—	3,146
Deferred income taxes	25,811	20,160
Other liabilities	3,521	2,891

Total liabilities	543,499	493,122
Commitments and contingencies
Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares — 1,000	—	—
Issued and outstanding shares — 100	—	—
Additional paid-in capital	63,012	62,993
Accumulated deficit	(264,866)	(245,163)

Total stockholder’s deficiency	(201,854)	(182,170)

Total liabilities and stockholder’s deficiency	$341,645	$310,952

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$30,461	$30,720	$87,441	$85,022
Operating expenses:
Program and technical, exclusive of depreciation and amortization shown below	9,902	9,663	29,303	27,322
Promotional, exclusive of depreciation and amortization shown below	903	945	2,180	2,038
Selling, general and administrative, exclusive of depreciation and amortization shown below	10,640	10,406	33,293	30,757
Depreciation and amortization	2,632	2,548	7,806	7,506
Loss (gain) on sale and disposal of property and equipment	923	88	1,518	63
Impairment of broadcast licenses and long-lived assets	880	5,450	880	7,222
Proceeds from insurance claim	(455)	—	(455)	—
Gain on legal settlement	—	—	(900)	—
Gain on assignment of asset purchase agreement	—	—	—	(1,599)

Total operating expenses	25,425	29,100	73,625	73,309

Operating income	5,036	1,620	13,816	11,713
Interest expense, net of amounts capitalized	(12,119)	(8,335)	(34,490)	(24,896)
Interest rate swap income	799	481	2,335	1,338
Gain on note purchases	—	302	—	302
Interest and other income	46	32	111	52

Loss before provision for income taxes	(6,238)	(5,900)	(18,228)	(11,491)
Provision for income taxes	(480)	(426)	(1,475)	(1,576)

Net loss	$(6,718)	$(6,326)	$(19,703)	$(13,067)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(19,703)	$(13,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,806	7,506
Impairment of broadcast licenses and long-lived assets	880	7,222
Loss (gain) on sale and disposal of property and equipment	1,518	63
Stock-based compensation	19	19
Gain on note purchases	—	(302)
Gain on assignment of asset purchase agreement	—	(1,599)
Write-off of deferred financing costs	968	—
Amortization of deferred financing costs	1,145	1,071
Amortization of discount on subordinated and senior secured notes	386	223
Amortization of television program costs	10,109	8,605
Interest rate swap income	(2,335)	(1,338)
Provision for doubtful accounts	1,583	1,556
Changes in operating assets and liabilities:
Cash overdraft	(1,050)	361
Accounts receivable	(2,707)	(5,084)
Television program costs	(15,362)	(11,564)
Amounts due from related parties	(150)	(4)
Prepaid expenses and other current assets	(525)	(39)
Employee advances	(31)	(125)
Accounts payable	215	(89)
Accrued liabilities	(1,303)	2,500
Accrued interest	6,685	(3,800)
Deferred income taxes	1,319	1,245
Other assets and liabilities	483	697

Net cash used in operating activities	(10,050)	(5,943)

Investing activities
Purchases of property and equipment	(9,136)	(2,861)
Deposits on purchases of property and equipment	—	(207)
Insurance proceeds related to previously disposed property and equipment	—	215
Net proceeds from the sale of property and equipment	—	860
Acquisition of broadcast licenses	—	(10,343)
Acquisition of other television station assets	—	(2,130)
Deposit on acquisition of television station assets	—	(62)
Return of previously deposited escrow funds	—	375
Gross proceeds from the assignment of asset purchase agreement (see Note 6)	—	5,900
Payment pursuant to relocation and purchase agreement relating to assignment of asset purchase agreement (see Note 6)	—	(4,150)
Notes receivable issued to related parties, net	(4)	(160)
Repayments on notes receivable	176	43

Net cash used in investing activities	(8,964)	(12,520)

Financing activities
Proceeds from bank borrowings	7,250	55,401
Proceeds from issuance of long-term debt	216,907	—
Payment of deferred financing costs	(8,998)	—
Payments on bank borrowings	(183,222)	(33,665)

	Nine Months Ended September 30,
	2011	2010
Purchase of senior discount notes	—	(3,248)
Distributions to parent	—	(9)

Net cash provided by financing activities	31,937	18,479

Net increase in cash and cash equivalents	12,923	16
Cash and cash equivalents at beginning of period	294	178

Cash and cash equivalents at end of period	$13,217	$194

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable and accrued liabilities:
Purchases of property and equipment	$(669)	$(430)
Issuance of seller-financed note receivable	—	$(1,212)
Cash paid during the period for:
Interest	$25,314	$27,341
Income taxes	$230	$225

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate television stations located in California, Texas, Arizona, Utah, New York, Colorado, and Illinois and radio stations in California and Texas. The Company operates its New York television station and three of its radio stations in its California and Texas markets under time brokerage agreements. The Company also owns television production facilities that are used to produce programming for Company-owned and affiliated television stations. The Company sells commercial airtime on its radio and television stations to local, regional and national advertisers.

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

Liquidity

Because the Company is highly leveraged, it dedicates a substantial portion of available cash to pay principal and interest on outstanding debt. Given the challenges in the current economic environment related to advertising revenue growth and its continued investment in television programming content, the Company has recently experienced high levels of cash used in operating activities. As a result of these conditions, and in light of the recurring debt service obligations, the Company may need to pursue one or more alternative strategies to pay our debts, such as, reduction of operating expenses, refinancing or restructuring its indebtedness, selling additional debt or equity securities or selling assets. The Company cannot provide assurances that these strategies will be able to be implemented in a manner acceptable to its investors.

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

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets and liabilities that can be assessed at a measurement date.

Level 2:	Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3:	Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2011 and December 31, 2010, respectively, the fair values of the Company’s financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of September 30, 2011
Liabilities subject to fair value measurement:
Interest rate swap (a)	$811	$—	$811	$—

Total	$811	$—	$811	$—

As of December 31, 2010
Liabilities subject to fair value measurement:
Interest rate swap (a)	$3,146	$—	$3,146	$—

Total	$3,146	$—	$3,146	$—

(a)	Based on London Interbank Offered Rate (“LIBOR”). See “Long-Term Debt” in Note 5.

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

For the nine months ended September 30, 2011 and 2010, each major category of assets measured at fair value on a non-recurring basis during the period is categorized as follows:

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
		(In thousands)
For the nine months ended September 30, 2011
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$329	$—	$—	$329	$(880)

Total	$329	$—	$—	$329	$(880)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
For the nine months ended September 30, 2010
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$23,309	$—	$—	$23,309	$(6,429)
Long-lived assets	2,910	—	—	2,910	(793)

Total	$26,219	$—	$—	$26,219	$(7,222)

Pursuant to ASC 350-30 “General Intangibles Other Than Goodwill” (“ASC 350-30”) and ASC 360 “Property, Plant and Equipment”, and in connection with its annual impairment test performed as of September 30, 2011, the Company recorded impairment charges of $0.9 million for the three and nine months ended September 30, 2011, to write down the carrying value of one of its television broadcast licenses to its estimated fair value. During the nine months ended September 30, 2010, and in connection with an interim impairment test performed for certain asset values as of June 30, 2010, and its annual impairment test performed as of September 30, 2010, the Company recorded impairment charges of $5.5 million and $7.2 million for the three and nine months ended September 30, 2010, respectively, to write down the carrying value of several of its radio and television broadcast licenses and certain other related long-lived assets to their estimated fair values. The fair values were estimated utilizing Level 3 inputs. A description of the Level 3 inputs and the information used to develop the inputs is discussed below in Note 3.

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

	September 30, 2011		December 31, 2010
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
8.5% Senior Subordinated Notes, due 2017	$144.1	$226.2	$185.3	$225.9
11% Senior Discount Notes, due 2013	37.3	41.8	37.2	41.8
9.25% Senior Secured Notes, due 2019	181.5	217.1	—	—
Senior credit facility and mortgage notes payable	1.6	1.6	177.6	177.6

3.	Broadcast Licenses and Long-Lived Assets

Broadcast Licenses

The Company’s indefinite-lived assets consist of its FCC broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.5 million at September 30, 2011 and December 31, 2010.

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

During the three months ended September 30, 2011, the Company completed its annual impairment review and concluded that one of its broadcast licenses was impaired. As such, the Company recorded a non-cash impairment loss of approximately $0.9 million to reduce the net book value of this broadcast license to its estimated fair market value. During the three months ended September 30, 2010, the Company recorded a non-cash impairment loss of approximately $5.5 million resulting from its 2010 annual impairment review. The impairment charges resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the general broadcasting industry, higher discount rates and a decline in cash flow multiples for recent station sales.

Below are key assumptions used in the income approach model for estimating asset fair values for the impairment testing performed as of September 30, 2011 and 2010. Ranges are included because the Company evaluates each station on an individual basis (or cluster basis for simulcast stations) for impairment and the ranges reflect the range of assumptions for the stations included in the categories below.

Radio Broadcasting Licenses	September 30, 2011	September 30, 2010
Discount Rate	12.6%	12.5%
First-year Market Growth Rate Range	2.9% - 5.0%	1.0% - 3.0%
Out-year Market Growth Rate Range	3.0% - 3.8%	3.0% - 3.7%
Market Share Range (1)	0.1% - 0.4%	0.2% - 11.3%
Operating Profit Margin Range (1)	(40.8)% - 32.5%	(2.6)% - 32.0%

Television Broadcasting Licenses	September 30, 2011	September 30, 2010
Discount Rate	12.5%	12.5%
First-year Market Growth Rate Range	0.7% - 2.1%	(8.7)% - (3.0)%
Out-year Market Growth Rate Range	1.7% - 2.8%	1.8% - 2.3%
Market Share Range (1)	0.5% - 2.3%	0.9% - 2.3%
Operating Profit Margin Range (1)	(15.0)% - 30.0%	12.4% - 30.1%

(1)	Excludes first year of operations.

Long-Lived Assets

The Company performed a review of the fair market value of certain long-lived assets in connection with one of its television broadcast stations as of June 30, 2010 as a result of impairment indicators noted by the Company. As a result, the Company recorded a $0.8 million impairment charge to write down the carrying value of these long-lived assets to estimated fair value.

The Company used both the cost and market approaches, as appropriate, in determining the fair value of long-lived assets. The value of the station’s tangible assets was based on each asset’s replacement cost, with a provision for depreciation, where appropriate, and the cost of comparable used assets of like age and condition. The Company used current communications industry equipment prices appearing in appropriate manufacturers’ price lists and catalogs, solicited current market data from dealers of used broadcast equipment, and relied upon published used equipment price lists, catalogs, and listings in trade magazines and publications. The fair value of the station’s land was determined based on comparable land sales data. The fair value estimates of these long-lived assets utilized Level 3 inputs.

4.	Television Program Costs

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments, which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. GAAP sets forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. The Company has determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, capitalizes television production costs for certain of its programs, and amortizes those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe have a useful life beyond the initial airing or does not have revenue directly attributed to production are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. Approximately $13.9 million and $9.3 million of original television programming costs were capitalized as of September 30, 2011 and December 31, 2010, respectively.

Television program rights acquired by the Company from third-party vendors are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the next year and program rights payable within one year are classified as current assets and current liabilities, respectively. Approximately $2.2 million and $1.6 million of acquired program costs were capitalized as of September 30, 2011 and December 31, 2010, respectively.

The following table sets forth the components of the Company’s unamortized programming costs that the Company intends to amortize as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
Original television program costs — released	$13,628	$9,244
Original television program costs — in production	292	18
Acquired television programming rights	2,154	1,559

	$16,074	$10,821

Based on current estimates, the Company expects to amortize approximately 27% of its net original programming costs in the remainder of 2011 and approximately 90% by the end of 2013. The acquired programming rights will be amortized through 2016.

5.	Long-Term Debt

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
	(In thousands)
2006 Revolver due 2012	$—	$61,350
2006 Term Loan due 2012	—	114,500
2007 Senior Subordinated Notes due 2017	226,180	225,935
2011 Senior Secured Notes due 2019	217,048	—
2011 Revolver due 2016	—	—
Senior Discount Notes due 2013	41,833	41,833
2004 Empire Note due 2019	1,631	1,753

	486,692	445,371
Less current portion	(171)	(1,364)

	$486,521	$444,007

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

The 2011 Revolver is guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Borrowings under the 2011 Revolver are secured by substantially all of the assets of LBI Media and the guarantors (other than the assets of LBI Media’s subsidiary Empire Burbank Studios, LLC (“Empire”)), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. The 2011 Revolver also contains customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the 2011 Revolver. Under the 2011 Revolver, LBI Media must also maintain its material FCC licenses and maintain a maximum revolving facility leverage ratio (as defined in the new credit agreement). As of September 30, 2011, LBI Media was in compliance with all such covenants.

In connection with LBI Media’s entry into the credit agreement relating to the 2011 Revolver and the indenture relating to its 2011 Senior Secured Notes discussed below, LBI Media and the guarantors of the 2011 Revolver and its 2011 Senior Secured Notes also entered into a collateral trust and intercreditor agreement (the “Intercreditor Agreement”). The Intercreditor Agreement defines the relative rights of the lenders under the 2011 Revolver and the holders of the 2011 Senior Secured Notes with respect to the collateral securing LBI Media’s and the guarantors’ respective obligations under the 2011 Revolver and the 2011 Senior Secured Notes. Pursuant to the Intercreditor Agreement, amounts received upon sale of collateral securing the 2011 Revolver and the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver and LBI Media’s existing swap obligations, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The indenture governing LBI Media’s 8 1/2% senior subordinated notes, subject to certain exceptions, prohibits borrowing under the 2011 Revolver, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ senior discount notes (discussed below) earlier than one year prior to their stated maturity.

As of September 30, 2011, no amounts were outstanding under the 2011 Revolver.

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

The 2011 Senior Secured Notes are guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Subject to certain exceptions and permitted liens, the 2011 Senior Secured Notes and the guarantees are secured on a first priority basis, along with indebtedness under the 2011 Revolver, by liens on substantially all of LBI Media’s and the guarantors’ assets (other than the assets of Empire), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. As discussed above, pursuant to the Intercreditor Agreement, amounts received upon the sale of the collateral securing the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver and LBI Media’s existing swap obligations, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The 2011 Senior Secured Notes bear interest at a rate of 9 1/4% per annum. Interest payments are made on a semi-annual basis each April 15 and October 15, and payments commenced on October 15, 2011. The 2011 Senior Secured Notes will mature in April 2019. LBI Media may redeem the 2011 Senior Secured Notes at any time on or after April 15, 2015 at redemption prices on redemption dates specified in the indenture governing the notes, plus accrued and unpaid interest. At any time prior to April 15, 2015, LBI Media may redeem some or all of its 2011 Senior Secured Notes at a redemption price equal to a 100% of the principal amount of the 2011 Senior Secured Notes plus a “make-whole” amount specified in the indenture. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the 2011 Senior Secured Notes with the net proceeds from certain equity offerings completed prior to April 15, 2015 at a redemption price of 109.25% of the principal amount of the 2011 Senior Secured Notes, plus accrued and unpaid interest, if any; provided that at least 65% of the aggregate principal amount of all 2011 Senior Secured Notes remain outstanding immediately after such redemption, subject to certain exceptions, and that such redemption occurs within 90 days of the date of closing of any such equity offering.

In addition, upon a change of control, as defined in the indenture governing the 2011 Senior Secured Notes, LBI Media must make an offer to repurchase all of the outstanding 2011 Senior Secured Notes, at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest.

The indenture governing the 2011 Senior Secured Notes contains customary covenants that limit the ability of LBI Media to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make investments and other restricted payments; (iv) incur liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets; (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. All of these covenants are subject to a number of important limitations and exceptions. As of September 30, 2011, LBI Media was in compliance with all such covenants.

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

The indenture governing the 2007 Senior Subordinated Notes contains restrictive covenants that limit, among other things, LBI Media’s and its subsidiaries’ ability to incur additional indebtedness, issue certain kinds of equity, and make particular kinds of investments. The indenture governing the 2007 Senior Subordinated Notes prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 8 1/2% senior subordinated notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. As of September 30, 2011, LBI Media was in compliance with all such covenants.

The indenture governing the 2007 Senior Subordinated Notes provides for customary events of default, which include (subject in certain instances to cure periods and dollar thresholds): nonpayment of principal, interest and premium, if any, on the 2007 Senior Subordinated Notes, breach of covenants specified in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. The 2007 Senior Subordinated Notes will become due and payable immediately, without further action or notice, upon an event of default arising from certain events of bankruptcy or insolvency with respect to LBI Media and certain of its subsidiaries. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 2007 Senior Subordinated Notes may declare all of the 2007 Senior Subordinated Notes to be due and payable immediately.

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

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of September 30, 2011, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2011 Revolver, the 2011 Senior Secured Notes and the 2007 Senior Subordinated Notes.

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

Scheduled Debt Repayments

As of September 30, 2011, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years (and thereafter) as follows:

(in thousands)
Remainder of 2011	$42
2012	174
2013	42,016
2014	194
2015	205
Thereafter	444,061

$486,692

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

The following table presents the effect of the interest rate swap agreement on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Interest rate swap agreement	Interest rate swap income	$0.8	$0.5	$2.3	$1.3

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

The fair value of the Company’s interest rate swap was a liability of $0.8 million and $3.1 million at September 30, 2011 and December 31, 2010, respectively. The fair value of the interest rate swap represents the present value of the expected future cash flows that are estimated to be received from or paid to a marketplace participant of the instrument. It is valued using inputs such as broker dealer quotes and adjusted for non-performance risk, which are based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy.

6.	Acquisitions

WVFW-LD. In July 2011, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC (“KRCA TV”) and KRCA License LLC (“KRCA License”), as buyers, entered into an asset purchase agreement with Claro Communications, LTD., as seller, pursuant to which the buyers have agreed to acquire selected assets of low-power television station WVFW, licensed to Miami, Florida, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be approximately $0.8 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Such escrow amount is included in other assets in the accompanying condensed consolidated balance sheet as of September 30, 2011. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. The Company expects to close this acquisition in the fourth quarter of 2011.

WESV-LP. In December 2010, KRCA TV and KRCA License, as buyers, consummated the acquisition of selected assets of television station W40BY, licensed to Palatine, Illinois, from Trinity Broadcasting Network, pursuant to an asset purchase agreement entered into by the parties in February 2010. Subsequent to the purchase, the Company changed the call letters of the acquired station to WESV. The total purchase price of approximately $1.3 million was paid primarily through borrowings under LBI Media’s former senior revolving credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The Company allocated the purchase price as follows (in thousands):

Broadcast licenses	$1,209
Property and equipment	41

$1,250

KETD-TV. In June 2010, KRCA TV and KRCA License, as buyers, consummated the acquisition of selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from LeSEA Broadcasting Corporation, pursuant to an asset purchase agreement entered into by the parties in January 2010. Subsequent to the purchase, the Company changed the call letters of the acquired station to KETD. The total purchase price of approximately $6.5 million was paid primarily through borrowings under LBI Media’s former senior revolving credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities and (iii) property, broadcast and other studio equipment used to operate the station. The Company allocated the purchase price as follows (in thousands):

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

In February 2010, the purchase of KDES-FM from R&R Radio by LC Media was consummated and the Company received $5.9 million from LC Media, in accordance with the assignment and assumption agreement. The Company, in turn, paid $4.2 million to Spectrum Scan pursuant to the amendment to the agreement relating to the relocation and purchase of KDES-FM. As such, for the nine months ended September 30, 2010, the Company realized a pre-tax gain on this transaction of approximately $1.6 million, which represents the net effect of the cash payments described above, reduced by the book value of certain transmission equipment that was sold to LC Media in connection with the assumption and assignment agreement. Such gain is included in gain on assignment of asset purchase agreement in the accompanying condensed consolidated statements of operations.

7.	Commitments and Contingencies

Ratings Services

In September 2009, the Company entered into a four-year contract with Nielsen Media Research (“Nielsen”), to provide television programming ratings services for the Company’s EstrellaTV network. In February 2011, the Company entered into an agreement with Nielsen to amend certain payment provisions in the contract. As a result, the aggregate payments remaining under the agreement, as of September 30, 2011, were approximately $9.3 million and will be paid through August 2013.

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

Based on the affiliate station’s calendar year 2011 operating performance, as of September 30, 2011, the Company had reserved approximately $0.2 million with respect to the guarantee outlined in (1) above. However, no reserve has been recorded related to the potential cash obligation specified in (2) above, based on the affiliate station’s expected ratings position for 2011.

Insurance Claim Proceeds

In September 2008, several of the Company’s radio and television station facilities in Texas sustained substantial damage as a result of Hurricane Ike. During the three months ended September 30, 2011, the Company received $0.5 million in proceeds from its insurance company related to these losses.

Litigation

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) relating to disputes over royalties owed to BMI. In October 2009, the Company settled all royalty disputes relating to its television stations as well as royalties owed for periods prior to December 31, 2006 for the Company’s radio stations. In June 2011, the Company settled royalty disputes relating to its radio stations for periods subsequent to January 1, 2010. The remaining outstanding dispute relates to the Company’s radio stations for the period commencing January 1, 2007, through December 31, 2009 (the “post-court period”) for which the Company has filed an application for a reasonable license under BMI’s antitrust consent decree. As of September 30, 2011, the Company had reserved approximately $0.8 million relating to the BMI dispute. Such reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company believes this reserve, all of which relates to the post-court period, is adequate as of September 30, 2011.

In June 2011, the Company settled a legal dispute related to a tortious interference claim by the Company, and recorded a $0.9 million gain related to the settlement. Of this amount, approximately $0.6 million was received in cash and the remaining $0.3 million represents the fair value of radio advertising credits which can be used by the Company over a 24-month period. Such gain is included in gain on legal settlement in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2011.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial statements.

8.	Related Party Transactions

The Company had approximately $3.6 million and $3.4 million due from stockholders of the Parent and from affiliated companies at September 30, 2011 and December 31, 2010, respectively. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and currently mature through December 2012. Such loans and the related balances of accrued interest have been classified as long term assets and are included in notes receivable from related parties, net of current, in the accompanying condensed consolidated balance sheets. The following table sets forth the components of the Company’s related party receivable balances as of September 30, 2011 and December 31, 2010:

Party	Annual Interest Rate	Maturity Date	Original Loan Amounts	Loan and Accrued Interest Balance at
				September 30,	December 31,
				2011	2010
				(in thousands)
Stockholder of Parent	0.69% - 0.82%	July to December 2012	$222	$271	$270
Stockholder of Parent	0.82%	July 2012	1,917	2,358	2,347
Stockholder of Parent	0.69% - 0.75%	July to December 2012	275	335	334
Affiliated companies	various	various	492	634	492

				$3,598	$3,443

The Company also had approximately $690,000 due from one of its executive officers and directors at September 30, 2011 and December 31, 2010, which is included in employee advances in the accompanying condensed consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for an advance of $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2012.

In December 2008, stockholders of the Parent and one of the Company’s executive officers purchased approximately $1.9 million aggregate principal amount of the Senior Discount Notes in open market transactions. In July 2009, stockholders of the Parent purchased approximately $0.8 million aggregate principal amount of the 2007 Senior Subordinated Notes in open market transactions. LBI Media did not pay any interest to these noteholders during the three months ended September 30, 2011 and 2010, respectively, and paid approximately $34,000 of interest during the nine months ended September 30, 2011 and 2010, respectively.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations. The Company had approximately $0.1 million due from LDL as of September 30, 2011 and December 31, 2010, which is included in amounts due from related parties in the accompanying condensed consolidated balance sheets. Such advances are payable upon demand.

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

As of September 30, 2011, the only option grant under the Plan has been to one of the Company’s executive officers, which was made in December 2008, pursuant to such employee’s employment agreement. The options have a contractual term of ten years from the date of the grant and vest over five years. No new options were granted during the three or nine months ended September 30, 2011 or 2010.

Since 2008, the Parent has entered into certain employment agreements whereby it has agreed to grant an aggregate of 11.3634 shares of the Parent’s Class A common stock to certain employees and an executive officer. None of these options have been granted as of September 30, 2011. The options, when granted by the Board of Directors, will have a contractual term of ten years from the date of the grant and vest in equal installments over five years.

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

The weighted average grant date fair value using the Black-Scholes option pricing model was approximately $90,000 per share. Unamortized compensation as of September 30, 2011 and December 31, 2010 was approximately $123,000 and $142,000, respectively, and is being amortized over the vesting period of 7.5 years.

Stock-based compensation expense was approximately $6,000 for each of the three months ended September 30, 2011 and 2010 and approximately $19,000 for each of the nine months ended September 30, 2011 and 2010.

The following is a summary of the Company’s stock options as of September 30, 2011:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at September 30, 2011	2.19	$1,368,083	$—	7.3
Vested and exercisable at September 30, 2011	1.31	$1,368,083	$—	7.3
Vested and expected to vest at September 30, 2011	2.19	$1,368,083	$—	7.3

During the nine months ended September 30, 2011, options to purchase an additional 0.437054 shares of the Parent’s Class A common stock had vested. However, none of these stock options had been exercised and no stock options expired during the three or nine months ended September 30, 2011. Additionally, there was no intrinsic value for the stock options exercisable at September 30, 2011.

10.	Segment Data

ASC 280 “Segment Reporting” requires companies to provide certain information about their operating segments. The Company has two reportable segments — radio operations and television operations. Management uses operating income (loss) before stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net revenues:
Radio operations	$15,051	$16,392	$41,553	$44,667
Television operations	15,410	14,328	45,888	40,355

Consolidated net revenues	$30,461	$30,720	$87,441	$85,022

Operating expenses, excluding gain on assignment of asset purchase agreement, gain on legal settlement, proceeds from insurance claim, stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:

Radio operations	$8,230	$8,829	$25,366	$25,278
Television operations	13,209	12,179	39,391	34,820

Consolidated operating expenses, excluding gain on assignment of asset purchase agreement, gain on legal settlement, proceeds from insurance claim, stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:	$21,439	$21,008	$64,757	$60,098

Gain on assignment of asset purchase agreement:
Radio operations	$—	$—	$—	$(1,599)
Television operations	—	—	—	—

Total gain on assignment of asset purchase agreement	$—	$—	$—	$(1,599)
Gain on legal settlement:
Radio operations	$—	$—	$(900)	$—
Television operations	—	—	—	—

Total gain on legal settlement	$—	$—	$(900)	$—
Proceeds from insurance claim:
Radio operations	$(262)	$—	$(262)	$—
Television operations	(193)	—	(193)	—

Total proceeds from insurance claim	$(455)	$—	$(455)	$—

Operating income before stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:

Radio operations	$7,083	$7,563	$17,349	$20,988
Television operations	2,394	2,149	6,690	5,535

Consolidated operating income before stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets	$9,477	$9,712	$24,039	$26,523

Stock-based compensation expense:
Corporate	$6	$6	$19	$19

Consolidated stock-based compensation expense	$6	$6	$19	$19

Depreciation and amortization expense:
Radio operations	$1,422	$1,343	$4,152	$4,022
Television operations	1,210	1,205	3,654	3,484

Consolidated depreciation and amortization expense	$2,632	$2,548	$7,806	$7,506

Loss (gain) on sale and disposal of property and equipment:
Radio operations	$186	$70	$222	$70
Television operations	737	18	1,296	(7)

Consolidated loss (gain) on sale and disposal of property and equipment	$923	$88	$1,518	$63

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Impairment of broadcast licenses and long-lived assets:
Radio operations	$—	$39	$—	$39
Television operations	880	5,411	880	7,183

Consolidated impairment of broadcast licenses and long-lived assets	$880	$5,450	$880	$7,222

Operating income (loss):
Radio operations	$5,475	$6,111	$12,975	$16,857
Television operations	(433)	(4,485)	860	(5,125)
Corporate	(6)	(6)	(19)	(19)

Consolidated operating income	$5,036	$1,620	$13,816	$11,713

Reconciliation of operating income before stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets to loss before provision for income taxes:

Operating income before stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets	$9,477	$9,712	$24,039	$26,523
Stock-based compensation expense	(6)	(6)	(19)	(19)
Depreciation and amortization	(2,632)	(2,548)	(7,806)	(7,506)
(Loss) gain on sale and disposal of property and equipment	(923)	(88)	(1,518)	(63)
Impairment of broadcast licenses and long-lived assets	(880)	(5,450)	(880)	(7,222)
Gain on note purchase	—	302	—	302
Interest expense, net of amounts capitalized	(12,119)	(8,335)	(34,490)	(24,896)
Interest rate swap income	799	481	2,335	1,338
Interest and other income	46	32	111	52

Loss before provision for income taxes	$(6,238)	$(5,900)	(18,228)	$(11,491)

11.	Income Taxes

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

There was no activity in the Company’s unrecognized tax benefits (“UTB”) during the three or nine months ended September 30, 2011 and 2010. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years prior to 2008 and 2006, respectively. The Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns.

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

Condensed Balance Sheet Information:

(in thousands)

	As of
	September 30, 2011	December 31, 2010
Assets
Deferred financing costs, net	$246	$341
Amounts due from subsidiary	2,747	1,283
Other assets	25	25

Total assets	$3,018	$1,649

Liabilities and stockholder’s deficiency
Accrued interest	$2,122	$971
Interest due to subsidiary	1,676	1,101
Long term debt	41,833	41,833
Notes payable to subsidiary	28,717	24,955
Losses in excess of investment in subsidiary	130,524	114,959

Total liabilities	204,872	183,819
Stockholder’s deficiency:
Common stock	—	—
Additional paid-in capital	63,012	62,993
Accumulated deficit	(264,866)	(245,163)

Total stockholder’s deficiency	(201,854)	(182,170)

Total liabilities and stockholder’s deficiency	$3,018	$1,649

Condensed Statement of Operations Information:

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income:
Equity in losses of subsidiary	$(5,336)	$(5,211)	$(15,582)	$(9,034)
Gain on note purchases	—	302	—	302
Expenses:
Interest expense	(1,382)	(1,417)	(4,121)	(4,335)

Net loss	$(6,718)	$(6,326)	$(19,703)	$(13,067)

Condensed Statement of Flows Information:

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows used in operating activities:
Net loss	$(19,703)	$(13,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of subsidiary	15,582	9,034
Gain on note purchases	—	(302)
Amortization of deferred financing costs	95	100
Other assets and liabilities, net	1,727	1,586
Distributions from subsidiary	—	9

Net cash used in operating activities	(2,299)	(2,640)
Cash flows provided by financing activities:
Amounts due from subsidiary	(1,464)	2,134
Loans from subsidiary	3,763	3,763
Purchase of senior discount notes	—	(3,248)
Distributions to parent	—	(9)

Net cash provided by financing activities	2,299	2,640
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are also affiliated with television stations in various states which, along with our owned and operated stations, serve 37 designated market areas, or DMA’s, including nine each in California and Texas, four in Florida, three in Arizona, two in Nevada, and one each in Colorado, Illinois, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Oregon, Utah, and Washington. We distribute our EstrellaTV programming to these stations and we share in the available advertising time to be sold on the affiliate stations while our EstrellaTV programming is broadcasting. Our EstrellaTV network broadcasts in the above 37 DMAs, which in the aggregate comprise 76% of U.S. Hispanic television households. In addition to the advertising time we retain, we also sell national air time for the affiliate stations through our wholly owned national sales organization, Spanish Media Rep Team, and earn a commission based on those sales. In addition, we syndicate and air on our owned and operated radio stations our popular radio morning show, El Show de Don Cheto, in 21 markets.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national (including network) advertising time on our owned and affiliated radio and television stations and the sale of time to brokered or infomercial customers on our radio and television stations. Beginning in September 2009, we also began generating advertising sales on our affiliated television stations that broadcast our “EstrellaTV” network programming.

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

Recent Acquisitions

WVFW-LD. In July 2011, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, as buyers, entered into an asset purchase agreement with Claro Communications, LTD., as seller, pursuant to which the buyers have agreed to acquire selected assets of low-power television station WVFW, licensed to Miami, Florida, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be approximately $0.8 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Such escrow amount is included in other assets in the accompanying condensed consolidated balance sheet as of September 30, 2011. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. The Company expects to close this acquisition in the fourth quarter of 2011.

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

•

certain transactions between us, Liberman Broadcasting and our subsidiaries, on the one hand, and Jose Liberman, our chairman and LBI Media, Inc’s, our direct, wholly owned subsidiary, or LBI Media, chairman, Lenard Liberman, our chief executive officer, president and secretary and LBI Media’s chief executive officer, president and secretary, or certain of their respective family members, on the other hand;

•	certain issuances of equity securities to employees or consultants of ours, Liberman Broadcasting and our subsidiaries;

•	certain changes in our compensation arrangements with Jose Liberman, Lenard Liberman or certain of their respective family members;

•	material modifications in our business strategy and the business strategy of Liberman Broadcasting and our subsidiaries;

•	commencement of a bankruptcy proceeding related to us, Liberman Broadcasting and our subsidiaries;

•	certain changes in Liberman Broadcasting’s corporate form to an entity other than a Delaware corporation;

•	any change in Liberman Broadcasting’s auditors to a firm that is not a big four accounting firm; and

•	certain change of control transactions.

Under the investor rights agreement, our parent has granted the investors and other holders of Liberman Broadcasting’s common stock the right to require Liberman Broadcasting in certain circumstances to use its best efforts to register the resale of their shares of Liberman Broadcasting’s common stock under the Securities Act of 1933, as amended, or the Securities Act. Among other registration rights, Liberman Broadcasting has granted the investors the right to require the registration of the resale of their shares and the listing of our parent’s common stock on an exchange, so long as the holders of a majority of Liberman Broadcasting’s common stock that are held by either Oaktree or Tinicum or their permitted transferees request such registration and listing.

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net revenues:
Radio	$15,051	$16,392	$41,553	$44,667
Television	15,410	14,328	45,888	40,355

Total	$30,461	$30,720	$87,441	$85,022

Total operating expenses before gain on assignment of asset purchase agreement, gain on legal settlement, proceeds from insurance claim, stock-based compensation expense, impairment of broadcast licenses and long-lived assets, loss (gain) on sale and disposal of property and equipment and depreciation and amortization:

Radio	$8,230	$8,829	$25,366	$25,278
Television	13,209	12,179	39,391	34,820

Total	$21,439	$21,008	$64,757	$60,098

Gain on assignment of asset purchase agreement:
Radio	$—	$—	$—	$(1,599)
Television	—	—	—	—

Total	$—	$—	$—	$(1,599)

Gain on legal settlement:
Radio	$—	$—	$(900)	$—
Television	—	—	—	—

Total	$—	$—	$(900)	$—

Proceeds from insurance claim:
Radio	$(262)	$—	$(262)	$—
Television	(193)	—	(193)	—

Total	$(455)	$—	$(455)	$—

Stock-based compensation expense:
Corporate	$6	$6	$19	$19

Total	$6	$6	$19	$19

Impairment of broadcast licenses and long-lived assets:
Radio	$—	$39	$—	$39
Television	880	5,411	880	7,183

Total	$880	$5,450	$880	$7,222

Loss (gain) on sale and disposal of property and equipment:
Radio	$186	$70	$222	$70
Television	737	18	1,296	(7)

Total	$923	$88	$1,518	$63

Depreciation and amortization:
Radio	$1,422	$1,343	$4,152	$4,022
Television	1,210	1,205	3,654	3,484

Total	$2,632	$2,548	$7,806	$7,506

Total operating expenses:
Radio	$9,576	$10,281	$28,578	$27,810
Television	15,843	18,813	45,028	45,480
Corporate	6	6	19	19

Total	$25,425	$29,100	$73,625	$73,309

Operating income (loss):
Radio	$5,475	$6,111	$12,975	$16,857
Television	(433)	(4,485)	860	(5,125)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Corporate	(6)	(6)	(19)	(19)

Total	$5,036	$1,620	$13,816	$11,713

Adjusted EBITDA (1):
Radio	$7,083	$7,563	$17,350	$20,988
Television	2,394	2,149	6,689	5,535

Total	$9,477	$9,712	$24,039	$26,523

(1)	We define Adjusted EBITDA as net income or loss plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, net interest expense and other income, interest rate swap expense or income, depreciation and amortization, impairment of broadcast licenses and long-lived assets, gain on note purchases and stock-based compensation expense. We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “ — Non-GAAP Financial Measures.”

The table set forth below reconciles net loss, calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(6,718)	$(6,326)	$(19,703)	$(13,067)
Add:
Provision for income taxes	480	426	1,475	1,576
Interest expense and other income, net	12,073	8,303	34,379	24,844
Interest rate swap income	(799)	(481)	(2,335)	(1,338)
Depreciation and amortization	2,632	2,548	7,806	7,506
Impairment of broadcast licenses and long-lived assets	880	5,450	880	7,222
Gain on note purchases	—	(302)	—	(302)
Loss (gain) on sale and disposal of property and equipment	923	88	1,518	63
Stock-based compensation expense	6	6	19	19

Adjusted EBITDA	$9,477	$9,712	$24,039	$26,523

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net Revenues. Net revenues decreased by $0.3 million, or 0.8%, to $30.4 million for the three months ended September 30, 2011, from $30.7 million for the same period in 2010. This change was primarily attributable to decreased advertising revenue from our radio segment, partially offset by an increase in advertising revenue from our television segment.

Net revenues for our radio segment decreased by $1.3 million, or 8.2%, to $15.1 million for the three months ended September 30, 2011, from $16.4 million for the same period in 2010. This change was primarily attributable to declines in advertising revenues in our Dallas, Houston and Los Angeles markets, partially offset by an increase in syndication revenues generated by Don Cheto.

Net revenues for our television segment increased by $1.1 million, or 7.6%, to $15.4 million for the three months ended September 30, 2011, from $14.3 million for the same period in 2010. This increase was primarily attributable to increased advertising revenue from our EstrellaTV national television network and our Denver station, KETD-TV, which began fully operating in the fourth quarter 2010.

We currently expect full year net revenues in 2011, as compared to 2010, to increase in our television segment and decline in our radio segment. We expect our television segment to continue to benefit from the expansion of our EstrellaTV national television network.

Total operating expenses. Total operating expenses decreased by $3.7 million, or 12.6%, to $25.4 million for the three months ended September 30, 2011, as compared to $29.1 million for the same period in 2010. This decrease was primarily attributable to a $4.6 million decline in broadcast license and long-lived asset impairment charges and a $0.5 million gain for proceeds received related to an insurance claim. These changes were partially offset by:

(1)	a $0.8 million increase in loss on disposal of property and equipment, primarily related to the disposal of obsolete television stage props and other equipment;

(2)	a $0.2 million increase in selling, general and administrative expenses, primarily attributable to additional costs related to the expansion of our EstrellaTV network, including additional sales staff, (b) incremental costs related to our Denver station, KETD-TV, which began fully operating in the fourth quarter 2010, and (c) an increase in legal fees and employee related costs;

(3)	a $0.2 million increase in program and technical expenses; and

(4)	a $0.1 million increase in depreciation and amortization expense.

Total operating expenses for our radio segment decreased by $0.7 million, or 6.9%, to $9.6 million for the three months ended September 30, 2011, as compared to $10.3 million for the same period in 2010. This decrease was primarily attributable to a $0.8 million decline in selling, general and administrative expenses, primarily related to lower bad debt, legal and employee related costs, and a $0.3 million gain on proceeds from an insurance claim. These decreases were partially offset by a $0.2 million increase in program and technical expenses and a $0.2 million increase in depreciation and amortization and loss on disposal of property and equipment.

Total operating expenses for our television segment decreased by $3.0 million, or 15.8%, to $15.8 million for the three months ended September 30, 2011, from $18.8 million for the same period in 2010. This decrease was primarily attributable to a decline in broadcast licenses and long-lived asset impairment charges of $4.5 million and a gain on proceeds from an insurance claim of $0.2 million. These decreases were partially offset by:

(1)	a $1.0 million increase in selling, general and administrative expenses, primarily reflecting additional costs related to our EstrellaTV network, incremental costs related to television station KETD-TV and an increase in legal fees and employee related costs; and

(2)	a $0.7 million increase in loss on disposal of property and equipment, primarily related to the disposal of obsolete television stage props and other equipment.

We currently anticipate that our total operating expenses, before consideration of any impairment charges, will increase in 2011 as compared to 2010. We anticipate higher programming costs for our television segment and increased personnel and promotional expenses relating to the expansion of our EstrellaTV network and KETD-TV.

Interest expense and interest and other income. Interest expense and interest and other income increased by $3.8 million to $12.1 million for the three months ended September 30, 2011, as compared to $8.3 million for the same period of 2010. In March 2011, we refinanced our former senior credit facility with the issuance of $220.0 million of 9 1/4% senior secured notes and our new $50.0 million senior secured revolving credit facility. As a result of this transaction, our weighted average interest rates and debt balances increased during the three months ended September 30, 2011 as compared to the same period in 2010.

As a result of the aforementioned refinancing, we expect our full year interest expense to increase in 2011 as compared to 2010. This expectation could be further negatively impacted if we borrow under LBI Media’s 2011 senior secured revolving credit facility to fund operations or acquire additional radio or television station assets.

Interest rate swap income. Interest rate swap income increased to $0.8 million for the three months ended September 30, 2011, as compared to $0.5 million for the same period of 2010, a change of $0.3 million. Interest rate swap income or expense reflects changes in the fair market value of our interest rate swap during the respective period.

Provision for income taxes. We recognized an income tax provision of $0.5 million for three months ended September 30, 2011, as compared to $0.4 million for the same period of 2010.

Net loss. We recognized a net loss of $6.7 million for the three months ended September 30, 2011, as compared to a net loss of $6.3 million for the same period of 2010, an increase in net loss of $0.4 million. This change was primarily attributable to (1) a $3.8 million increase in interest expense and interest and other income, (2) a $1.3 million decrease in net revenues in our radio segment, (3) a $0.8 million increase in loss on disposal of property and equipment and (4) an increase in selling, general and administrative expenses, and program and technical expenses. These changes were partially offset by

(1) a $4.6 million reduction in broadcast licenses and long-lived asset impairment charges, (2) a $1.1 million increase in net revenues in our television segment and (3) the $0.5 million proceeds received from an insurance claim.

Adjusted EBITDA. Adjusted EBITDA decreased by $0.2 million, or 2.4%, to $9.5 million for the three months ended September 30, 2011, as compared to $9.7 million for the same period in 2010. This change was primarily the result of the decline in net revenues in our radio segment and an increase in program and technical expenses and selling, general and administrative expenses, partially offset by an increase in net revenues in our television segment and proceeds received an insurance claim.

Adjusted EBITDA for our radio segment decreased by $0.5 million, or 6.3%, to $7.1 million for the three months ended September 30, 2011, as compared to $7.6 million for the same period in 2010. This change was primarily the result of the decline in net revenues and an increase in program and technical expenses, partially offset by a decline in selling, general and administrative expenses and proceeds received from an insurance claim.

Adjusted EBITDA for our television segment increased by $0.3 million, or 11.4%, to $2.4 million for the three months ended September 30, 2011, from $2.1 million for the same period in 2010. This change was primarily the result of the increase in net revenues and the proceeds received from an insurance claim, partially offset by an increase in selling, general and administrative expenses.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net Revenues. Net revenues increased by $2.4 million, or 2.8%, to $87.4 million for the nine months ended September 30, 2011, from $85.0 million for the same period in 2010. This change was primarily attributable to increased advertising revenue from our television segment, partially offset by a decline in our radio segment.

Net revenues for our radio segment declined by $3.1 million, or 7.0%, to $41.6 million for the nine months ended September 30, 2011, from $44.7 million for the same period in 2010. This change was primarily attributable to declines in advertising revenues in our Dallas, Houston and Los Angeles markets, partially offset by an increase in syndication revenues generated by Don Cheto.

Net revenues for our television segment increased by $5.5 million, or 13.7%, to $45.9 million for the nine months ended September 30, 2011, from $40.4 million for the same period in 2010. This increase was primarily attributable to increased revenue from our EstrellaTV national television network and our Denver station, KETD-TV, which began fully operating in the fourth quarter 2010.

Total operating expenses. Total operating expenses increased by $0.3 million, or 0.4%, to $73.6 million for the nine months ended September 30, 2011, as compared to $73.3 million for the same period in 2010. This change was primarily attributable to:

(1)	a $2.5 million increase in selling, general and administrative expenses primarily related to (a) additional costs related to the expansion of our EstrellaTV network, including additional sales staff and costs related to upfront presentations, (b) incremental costs related to our Denver station, KETD-TV, which began fully operating in the fourth quarter 2010, (c) a $0.7 million charge related to a legal settlement and (d) an increase in legal fees and employee related costs;

(2)	a $2.0 million increase in program and technical expenses, which resulted from (a) an increase in amortization of capitalized costs related to the production of original programming content and (b) incremental costs related to our EstrellaTV network;

(3)	the absence in 2011 of the $1.6 million gain on assignment of the asset purchase agreement to acquire radio station KDES-FM;

(4)	a $1.5 million increase in loss on disposal of property and equipment, primarily related to the disposal of obsolete television stage props and other equipment; and

(5)	a $0.4 million increase in promotional expenses and depreciation and amortization expense.

These increases in total operating expenses were partially offset by (1) a $6.3 million decrease in broadcast licenses and long-lived asset impairment charges, (2) a $0.9 million gain related to a certain legal settlement and (3) the $0.5 million proceeds received from an insurance claim.

Total operating expenses for our radio segment increased by $0.8 million, or 2.8%, to $28.6 million for the nine months ended September 30, 2011, from $27.8 million for the same period in 2010. This change was primarily attributable to (1) a $1.6 million decrease in gain on assignment of the asset purchase agreement to acquire radio station KDES-FM, (2) a $0.4 million increase in program and technical expenses and promotional expenses and (3) a $0.3 million increase in loss on disposal of property and equipment and depreciation and amortization expense. These increases were partially offset by (1) the $0.9 million gain related to a certain legal settlement, (2) a $0.3 million decrease in selling, general and administrative expenses and (3) the $0.3 million proceeds received from an insurance claim.

Total operating expenses for our television segment decreased by $0.5 million, or 1.0%, to $45.0 million for the nine months ended September 30, 2011, from $45.5 million for the same period in 2010. This decrease was primarily attributable to (1) a $6.3 million decrease in broadcast license and long-lived asset impairment charges, (2) a $0.1 million decrease in promotional expenses and (3) the $0.2 million proceeds received from an insurance claim. These decreases were partially offset by:

(1)	a $2.9 million increase in selling, general and administrative expenses, primarily attributable to (a) additional costs related to the expansion of our EstrellaTV network, including additional sales staff and costs related to upfront presentations, (b) incremental costs related to our Denver station, KETD-TV, which began fully operating in the fourth quarter 2010, and (c) an increase in legal fees and employee related costs;

(2)	a $1.8 million increase in programming and technical expenses, resulting from an increase in amortization of capitalized costs related to the production of original programming content and incremental costs related to our EstrellaTV network;

(3)	a $1.3 million increase in loss on disposal of property and equipment, primarily related to the disposal of obsolete television stage props and other equipment; and

(4)	a $0.2 million increase in depreciation and amortization expense.

Interest expense and interest and other income. Interest expense and interest and other income increased by $9.5 million to $34.4 million for the nine months ended September 30, 2011, as compared to $24.9 million for the same period of 2010, as a result of the March 2011 refinancing of LBI Media’s former senior credit facility with $220.0 million of 9 1/4% senior secured notes and our new $50.0 million senior secured revolving credit facility. This transaction resulted in (1) the write-off of $1.0 million of deferred financing costs associated with LBI Media’s former senior credit facility and (2) higher weighted average interest rates and outstanding balances on our long-term debt.

Interest rate swap income. Interest rate swap income increased to $2.3 million for the nine months ended September 30, 2011, as compared to $1.3 million for the same period of 2010, a change of $1.0 million. Interest rate swap income or expense reflects changes in the fair market value of our interest rate swap during the respective period.

Provision for income taxes. During the nine months ended September 30, 2011, we recognized an income tax provision of $1.5 million, as compared to $1.6 million for the same period in 2010.

Net loss. We recognized a net loss of $19.7 million for the nine months ended September 30, 2011, as compared to a net loss of $13.1 million for the same period of 2010, an increase in net loss of $6.6 million. This change was primarily attributable to (1) the absence in 2011 of the $1.6 million gain on assignment of the asset purchase agreement to acquire radio station KDES-FM, (2) the $3.1 million decline in net revenues in our radio segment, (3) the $1.0 million write off of deferred financing costs relating to LBI Media’s prior senior secured credit facility, (4) higher interest expense and (5) an increase in program and technical expenses and selling, general and administrative expenses. These increases were partially offset by (1) the $5.5 million increase in net revenues in our television segment, (2) the $6.3 million reduction in broadcast license impairment charges, (3) the $0.9 million legal settlement gain and (4) the $0.5 million proceeds received from an insurance claim.

Adjusted EBITDA. Adjusted EBITDA decreased by $2.5 million, or 9.4%, to $24.0 million for the nine months ended September 30, 2011, as compared to $26.5 million for the same period in 2010. This change was primarily the result of (1) the $4.5 million increase in program and technical expenses and selling, general and administrative expenses, (2) the $3.1 million decrease in net revenues in our radio segment and (3) the absence in 2011 of the $1.6 million gain realized on the assignment of the asset purchase agreement to acquire radio station KDES-FM. These changes were partially offset by (1) the $5.5 million increase in net revenues in our television segment, (2) the $0.9 million gain related to the settlement of a certain legal dispute and (3) the $0.5 million proceeds received from an insurance claim.

Adjusted EBITDA for our radio segment decreased by $3.6 million, or 17.3%, to $17.4 million for the nine months ended September 30, 2011, as compared to $21.0 million for the same period in 2010. This change was primarily the result of (1) the $3.1 million decrease in net revenues, (2) the absence in 2011 of the $1.6 million gain realized on the assignment of the asset purchase agreement to acquire radio station KDES-FM and (3) the $0.4 million increase in program and technical expenses and promotional expenses. These changes were partially offset by (1) the $0.9 million gain related to the settlement of a certain legal dispute, (2) the $0.3 million decrease in selling, general and administrative expenses and (3) the $0.3 million proceeds received from an insurance claim.

Adjusted EBITDA for our television segment increased by $1.2 million, or 20.8%, to $6.7 million for the nine months ended September 30, 2011, from $5.5 million for the same period in 2010. This change was primarily the result of (1) the $5.5 million increase in net revenues, (2) the $0.2 million proceeds received from an insurance claim and (3) the $0.1 million decrease in promotional expenses. These changes were partially offset by (1) the $2.9 million increase in selling, general and administrative expenses and (2) a $1.8 million increase in program and technical expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and available borrowings under the $50.0 million senior secured revolving credit facility of our wholly owned subsidiary, LBI Media, Inc., or LBI Media. We believe that our cash on hand, cash expected to be provided by operating activities and available borrowings under LBI Media’s senior secured revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. However, because we are highly leveraged we dedicate a substantial portion of available cash to pay principal and interest on our outstanding debt. Given the challenges in the current economic environment related to advertising revenue growth and our continued investment in television programming content, we have recently experienced high levels of cash used in operating activities. As a result of these conditions, we may need to pursue one or more alternative strategies to pay our debts, such as reducing operating expenses, refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. We may not be able to implement these strategies in a manner acceptable to our investors.

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

The 2011 Revolver is guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Borrowings under the 2011 Revolver are secured by substantially all of the assets of LBI Media and the guarantors (other than the assets of LBI Media’s subsidiary Empire Burbank Studios, LLC, or Empire), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. The 2011 Revolver also contains customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the 2011 Revolver. Under the 2011 Revolver, LBI Media must also maintain its material FCC licenses and maintain a maximum revolving facility leverage ratio (as defined in the new credit agreement). As of September 30, 2011, LBI Media was in compliance with all such covenants.

In connection with LBI Media’s entry into the credit agreement relating to the 2011 Revolver and the indenture relating to its 2011 Senior Secured Notes (defined below), LBI Media and the guarantors of the 2011 Revolver and its 2011 Senior Secured Notes also entered into a collateral trust and intercreditor agreement, or the Intercreditor Agreement. The Intercreditor Agreement defines the relative rights of the lenders under the 2011 Revolver and the holders of the 2011 Senior Secured Notes with respect to the collateral securing LBI Media’s and the guarantors’ respective obligations under the 2011 Revolver and the 2011 Senior Secured Notes. Pursuant to the Intercreditor Agreement, amounts received upon the sale of collateral securing the 2011 Revolver and the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver and LBI Media’s existing swap obligations, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The indenture governing LBI Media’s 8 1/2% senior subordinated notes prohibits borrowing under the 2011 Revolver, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes (discussed below) earlier than one year prior to their stated maturity.

As of September 30, 2011, no amounts were outstanding under the 2011 Revolver.

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

The 2011 Senior Secured Notes are guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Subject to certain exceptions and permitted liens, the 2011 Senior Secured Notes and the guarantees are secured on a first priority basis, along with indebtedness under the 2011 Revolver, by liens on substantially all of LBI Media’s and the guarantors’ assets (other than the assets of Empire), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. As discussed above, pursuant to the Intercreditor Agreement, amounts received upon sale of the collateral securing the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver and LBI Media’s existing swap obligations, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The 2011 Senior Secured Notes bear interest at a rate of 9.25% per annum. Interest payments are made on a semi-annual basis each April 15 and October 15, and payments commenced on October 15, 2011. The 2011 Senior Secured Notes will mature in April 2019. LBI Media may redeem the 2011 Senior Secured Notes at any time on or after April 15, 2015 at redemption prices on redemption dates specified in the indenture governing the notes, plus accrued and unpaid interest. At any time prior to April 15, 2015, LBI Media may redeem some or all of its 2011 Senior Secured Notes at a redemption price equal to a 100% of the principal amount of the 2011 Senior Secured Notes plus a “make-whole” amount specified in the indenture. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the 2011 Senior Secured Notes with the net proceeds from certain equity offerings completed prior to April 15, 2015 at a redemption price of 109.25% of the principal amount of the 2011 Senior Secured Notes, plus accrued and unpaid interest, if any; provided that at least 65% of the aggregate principal amount of all 2011 Senior Secured Notes remain outstanding immediately after such redemption, subject to certain exceptions, and that such redemption occurs within 90 days of the date of closing of any such equity offering.

In addition, upon a change of control, as defined in the indenture governing the 2011 Senior Secured Notes, LBI Media must make an offer to repurchase all 2011 Senior Secured Notes outstanding, at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest.

The indenture governing the 2011 Senior Secured Notes contains customary covenants that limit the ability of LBI Media to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make investments and other restricted payments; (iv) incur liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets; (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. All of these covenants are subject to a number of important limitations and exceptions. As of September 30, 2011, LBI Media was in compliance with all such covenants.

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

The indenture governing these notes contains restrictive covenants that limit, among other things, LBI Media’s and its subsidiaries’ ability to incur additional indebtedness, issue certain kinds of equity, and make particular kinds of investments. The indenture governing LBI Media’s 8 1/2% senior subordinated notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 8 1/2% senior subordinated notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 8 1/2% senior subordinated notes. As of September 30, 2011, LBI Media was in compliance with all such covenants.

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

In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount due to noteholders, other than LBI Media Holdings was $41.8 million as of September 30, 2011.

The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. As of September 30, 2011, we were in compliance with all such covenants. Our senior discount notes are structurally subordinated to the 2011 Revolver, 2011 Senior Secured Notes and 8 1/2% senior subordinated notes.

Empire Burbank Studios’ Mortgage Note. In July 2004, one of our indirect, wholly owned subsidiaries, Empire Burbank Studios, LLC, or Empire, issued an installment note for approximately $2.6 million. The loan is secured by Empire’s real property and bears interest at 5.52% per annum. The loan is payable in monthly principal and interest payments of approximately $21,000 through maturity in July 2019.

The following table summarizes our various levels of indebtedness at September 30, 2011.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate (per annum)
LBI Media, Inc.	$50.0 million senior secured revolving credit facility	—	March 18, 2016	LIBOR or base rate, plus an applicable margin

LBI Media, Inc.	Senior secured notes	$220.0 million aggregate principal amount at maturity	April 1, 2019	9.25%

LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%

LBI Media Holdings, Inc.	Senior discount notes	$68.4 million (1)	October 15, 2013	11%

Empire Burbank Studios LLC	Mortgage note	$1.7 million	July 1, 2019	5.52%

(1)	In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount due to noteholders, other than LBI Media Holdings was $41.8 million as of September 30, 2011.

Cash Flows. Cash and cash equivalents were $13.2 million and $0.3 million at September 30, 2011 and December 31, 2010, respectively. The increase in our cash balances primarily reflects the net proceeds from the issuance of LBI Media’s senior secured notes in March 2011, after the repayment of LBI Media’s former senior credit facilities and transaction costs.

Net cash used in operating activities was $10.1 million and $5.9 million for the nine months ended September 30, 2011 and 2010, respectively. This change was primarily attributable to an increase in television programming cost payments.

Net cash used in investing activities was $9.0 million and $12.5 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, our investing activities primarily consisted of fixed asset purchases related to the build-out of our new television production facility in Burbank, California. During the nine months ended September 30, 2010, our investing activities primarily consisted of the acquisition of the broadcast license for television station KETD-TV in Denver, Colorado, partially offset by $1.7 million in net cash proceeds relating to the assignment of the asset purchase agreement to acquire radio station KDES-FM.

Net cash provided by financing activities was $32.0 million and $18.5 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, cash provided by financing activities reflected the net proceeds from the issuance of LBI Media’s senior secured notes, after the repayment of LBI Media’s former senior credit facilities and transaction costs. Cash provided by financing activities during the nine months ended September 30, 2010 primarily reflected net borrowings under LBI Media’s former revolving credit facility.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At September 30, 2011, such obligations and commitments were LBI Media’s senior secured revolving credit facility, 9 1/4% senior secured notes and 8 1/2% senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries, our operating leases and our Nielsen network ratings contract (for a description of this contract, see Note 7 “Commitments and Contingencies — Ratings Services” in our accompanying condensed consolidated unaudited financial statements) as follows (in millions):

	Payments Due by Period from September 30, 2011
Contractual Obligations	Total	Remaining 2011	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$784.3	$13.3	$131.1	$80.1	$559.8
Operating leases	15.6	0.5	3.4	2.9	8.8
Nielsen network ratings contract	9.3	0.9	8.4	—	—

Total contractual cash obligations	$809.2	$14.7	$142.9	$83.0	$568.6

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the two-year period ended September 30, 2011. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA.” Adjusted EBITDA consists of net income or loss, plus income tax expense or benefit, gain or loss on sale and disposal of property and equipment, net interest expense and other income, interest rate swap expense or income, depreciation and amortization, impairment of broadcast licenses and long-lived assets, gain on note purchases and stock-based compensation expense.

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

There were no significant changes to our critical accounting policies during the nine months ended September 30, 2011. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion on our critical accounting policies.

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

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. The forward-looking statements in this Quarterly Report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this Quarterly Report, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and other documents that we file from time to time with the SEC, particularly any Current Reports on Form 8-K. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risks, including fluctuations in interest rates and changes in general economic conditions. There were no material changes to our quantitative and qualitative disclosures about market risk during the nine months ended September 30, 2011. Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, contained in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Secretary and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on the foregoing, our Chief Executive Officer, President and Secretary and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

(B) Changes in Internal Control Over Financial Reporting

As of September 30, 2011, we have begun, but have not completely remediated the material weakness in our internal control over financial reporting with respect to our processes to accurately report our income tax provision as discussed above. Since the material weakness has been identified, we have undertaken an evaluation of our available resources and personnel deployed for accounting for income taxes, and are in the process of identifying necessary changes to our processes and the addition of personnel as required. Other than as described in this Item 4, there have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Our dispute with Broadcast Music, Inc. relating to royalties is ongoing. No material developments in these proceedings occurred during the three months ended September 30, 2011. For more information on these proceedings, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the twelve month period ended December 31, 2010 and “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the six month period ended June 30, 2011.

We are subject to pending litigation arising in the normal course of our business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on our financial statements.

Item 1A.	Risk Factors

In addition to the information contained in this report, our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, the following risks may affect us. If any of these risks occur, our business, financial condition or operating results would be adversely affected.

To service our indebtedness, we will require a significant amount of cash, and if we are unable to meet our debt obligations through the cash flow generated by our operations, or, if necessary, future borrowings, we may not be able to make payments on our indebtedness.

Our ability to make payments on indebtedness and to refinance indebtedness when necessary will depend on our financial and operating performance, each of which is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. At September 30, 2011, we had cash and cash equivalents of approximately $13.2 million.

Because LBI Media’s senior secured revolving credit facility has floating rate borrowings, we are exposed to changes in market interest rates. If market interest rates rise, the interest expense on our floating rate debt will also increase and could reduce our cash available to, among other things, fund working capital, capital expenditures, acquisitions and other general corporate purposes. Given the challenges in the current economic environment related to advertising revenue growth and our continued investment in television programming content, we have recently experienced high levels of cash flows used in operations. If our business does not generate cash flow from operations in the amounts that we expect or our interest expense is higher than we expect, we would need to rely on borrowings under LBI Media’s senior secured revolving credit facility or from other sources to enable us to pay our debt and to fund our other liquidity needs. Future borrowings may not be available to us under the senior secured revolving credit facility or from other sources. The ability to borrow funds under the senior secured revolving credit facility depends on our meeting certain conditions to funding, including the financial covenants in the agreements governing the facility, which includes a maximum ratio of revolver facility debt (which, as defined in the credit agreement, includes only borrowings under the senior secured revolving credit facility and does not include LBI Media’s senior secured notes and the Empire Burbank mortgage notes) to EBITDA of 3.5 to 1.0. Borrowing availability under the facility also depends on the ability and willingness of the lenders to fund loans when required under the facility, which may be subject to risks associated with the lenders’ creditworthiness or other factors.

If we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as reducing operating expenses, selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance any of our debt or sell additional debt or equity securities or our assets on favorable terms, if at all. In addition, the current uncertain economic environment has had and may continue to have an impact on our liquidity and capital resources. Because of these and other factors beyond our control, we may be unable to pay the principal, premium (if any), interest or other amounts on our indebtedness. If we are unable to generate sufficient cash flow, refinance our debt on favorable terms or sell additional debt or equity securities or our assets, it could have a material adverse effect on our financial condition and on our ability to make payments on our indebtedness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (1)

3.2	Certificate of Ownership of Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.), dated July 9, 2002 (2)

3.3	Amended and Restated Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture governing LBI Media Holdings, Inc.’s 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (3)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Indenture, dated as of July 23, 2007, by and among LBI Media, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (4)

4.4	Indenture, dated as of March 18, 2011, by and among LBI Media, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (5)

4.5	Form of 9.25% Senior Secured Note due 2019 (included in Exhibit 4.4)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended

Exhibit Number	Exhibit Description

September 30, 2011, filed with the SEC on November 14, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.*

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

Date: November 14, 2011