Form 10-K
period 2011-12-31
LBI MEDIA HOLDINGS INC
filed 2012-03-30
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Note: As a voluntary filer, the registrant has filed all reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, but the registrant is not subject to such filing requirements.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 (§ 229.405 of this chapter) of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 30, 2012, no shares of LBI Media Holdings, Inc.’s voting stock were held by non-affiliates.

As of March 30, 2012, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

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

Overview

We are a leading Spanish-language entertainment company and one of the largest Spanish-language radio and television broadcasters in the U.S. based on revenues and number of stations. We own 21 radio stations (fifteen FM and six AM), nine television stations and “EstrellaTV,” a leading Spanish-language television broadcast network in the U.S., with programming up to 24 hours a day, seven days a week. Through EstrellaTV, we are affiliated with television stations in 31 U.S. designated market areas, or DMAs. We operate in markets that comprise approximately 76% of U.S. Hispanic television households. In addition, we syndicate and air on our owned and operated radio stations our popular radio morning show, El Show de Don Cheto, in 21 DMAs.

Our Los Angeles, California cluster consists of five FM Spanish-language radio stations, one AM Spanish-language radio station, one AM radio station with time-brokered programming and one Spanish-language television station. Our Houston, Texas cluster consists of five Spanish-language FM radio stations, two Spanish-language AM radio stations, one AM radio station with time-brokered programming and one Spanish-language television station. Our Dallas-Fort Worth, Texas cluster consists of four Spanish-language radio stations, one FM radio station with time-brokered programming, one AM radio station with time-brokered programming and one Spanish-language television station. We also own additional television stations serving the following markets: New York, New York; Chicago, Illinois; Phoenix, Arizona; San Diego, California; Denver, Colorado; and Salt Lake City, Utah. Our television station affiliates service 31 DMAs, including seven each in California and Texas, four in Florida, two each in Arizona, Nevada and Oklahoma and one each in Georgia, Nebraska, New Mexico, New York, North Carolina, Oregon and Washington.

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

We are highly leveraged. As of December 31, 2011, we had total indebtedness of $486.8 million.

EstrellaTV

We broadcast all of our television programming in the U.S. on both our owned and affiliated television stations through EstrellaTV, our highly rated Spanish-language television broadcast network. We began affiliating with television stations in order to distribute our programming through EstrellaTV, which was launched in September 2009. In its first Nielsen ratings book, EstrellaTV became the number 4 Hispanic television network in the U.S. Currently, EstrellaTV consists of television stations located in 39 DMAs that deliver our entertaining and informative programming up to 24 hours a day, seven days a week to Hispanic communities. We believe that the network serves as a valuable platform for advertisers that seek creative advertising solutions, talent endorsements, organic product integration, and cross promotional opportunities. Through our affiliation agreements, we share in the available advertising time that may be sold while the respective affiliate station is broadcasting our EstrellaTV programming. We expect that our percentage of gross advertising revenue from national advertising will increase as a result of EstrellaTV.

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

National footprint in key Hispanic markets. Our television network, EstrellaTV, consisting of owned and operated stations and an affiliate network, covers DMAs comprising approximately 76% of the U.S. Hispanic market and our radio stations are located in highly concentrated Hispanic markets. We believe that the combination of our owned and operated stations and affiliate stations provides a structure allowing distribution of programming to our targeted audience. We also syndicate and air on our owned and operated radio stations and affiliates our popular radio morning show, El Show de Don Cheto, in 21 markets.

Strategically located stations. We own and operate television and radio stations in DMAs that represent approximately 41% of U.S. Hispanic households. Our owned and operated television stations are in five of the top six Hispanic DMAs.

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

Capital efficient business model. We expect to be able to operate our current business with minimal capital expenditures allowing us to dedicate funds to service debt and to fund the expansion of EstrellaTV. We have not purchased a radio station asset since 2007 and have only made select, focused investments in the EstrellaTV network by investing in programming content and television station acquisitions in key markets. Our television facilities provide an opportunity to produce quality programming, while controlling costs, for our owned and operated stations and affiliate network.

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

Strong, organic growth prospects. We believe that the combination of our EstrellaTV network, our television stations and our radio station assets represents a platform for strong, organic growth. As we expect to increase the number of Hispanic households that we cover with our television network and leverage our existing ratings success over the expanded viewing base, we believe that we will be able to capture a larger portion of the estimated $3.0 billion Hispanic television network advertising market. Given our relatively fixed cost structure and experience in producing popular programming efficiently, we believe that we can strongly benefit from operating leverage as our network grows. As we expect to continue to acquire additional affiliates for our Don Cheto syndicated network, we anticipate additional opportunities for organic revenue growth in that business as well.

Our Business Strategy

The principal components of our operating strategy are set forth below:

Develop popular stations by creating compelling programming

In order to attract the largest audience, we seek to create radio and television programming that resonates with Hispanics of different cultural and ethnic backgrounds. We have generally been able to achieve and maintain strong station ratings in our markets. Our television programming is designed and created to compete with our primary competitors, Univision Communications, Inc. and Telemundo Communications Group, Inc. By offering an alternative that resonates with Hispanic viewers, we have been able to generate competitive ratings and attract a large and growing television audience.

Cross-promote our radio and television stations

We utilize a portion of our commercial inventory time at both our radio and television stations to run advertisements promoting our other stations and programming, which helps us capitalize on the strong ratings and targeted audience of our stations with no incremental cash outlay. In addition, we benefit from our knowledge in operating successful music oriented radio stations by obtaining valuable insights into the trends in the Hispanic market. With this experience, we produce musical variety television shows that feature music industry news, interviews and live performances of artists featured and created on our popular radio stations.

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

Provide product integration that allows us to differentiate ourselves from our competition

Because we broadcast over 60 hours of our internally produced programming each week on our television network, we are able to integrate the products of our advertisers into our television shows. We believe that the ability to provide product integration to our advertisers in our television programming is a competitive advantage given the growing popularity of imbedding advertisers’ products and services in television shows and the inability of many of our primary competitors, who do not internally produce their own programs, to provide such services.

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

Develop a diverse advertising base

Our sales strategy focuses on establishing direct relationships with the local and national advertising community. Local advertising accounted for approximately 61% of our gross advertising revenue, while our regional and national advertising accounted for approximately 39% of our gross advertising revenue in 2011. Our large and diverse client base has resulted in no single advertiser accounting for more than 4% of our gross advertising revenues in 2011.

Utilize cost-effective television programming to drive cash flow growth

We broadcast over 60 hours of our internally produced television programming each week. Our weekday programming generally consists primarily of internally produced shows, which we believe forms a compelling programming line-up for our television stations. Most of our programming has been produced at our production facilities located in Burbank, California. These in-house television production facilities have provided us with an efficient cost structure to create programming.

Furthermore, we supplement our internally produced programming with purchased programs, primarily Spanish-language movies, and scripted dramas, which we obtain from producers in Latin America. If we acquire additional television stations or enter into additional affiliation agreements, we expect to further leverage our programming library across a broader base of stations, thereby potentially increasing our revenue base over fixed expenses.

Capitalize on our valuable programming library

Our internal production of television programming allows us to assemble a valuable programming library that can be exploited at limited additional cost through the EstrellaTV television network, syndication and by use on our other stations, DVDs, video on demand, the internet and other formats.

In September 2009, we began distributing our original programming through our EstrellaTV network to both our owned and operated and affiliated stations. Currently, this network consists of television stations in 39 DMAs in various states, including nine each in California and Texas, four in Florida, three in Arizona, two each in Nevada and Oklahoma, and one each in Colorado, Georgia, Illinois, Nebraska, New Mexico, New York, North Carolina, Oregon, Utah and Washington. Collectively, EstrellaTV operates in markets that comprise approximately 76% of the U.S. Hispanic television households. Through our affiliation agreements, we share in the available advertising time that may be sold while the affiliate station is broadcasting our programming. We expect that our percentage of gross advertising revenue from national advertising will increase as a result of our recent entry into different markets and as we continue to enter into new markets through additional affiliation agreements.

Capitalize on our talent relationships

We also broadcast the programming of our nationally recognized radio personality, Don Cheto, through a network of 21 syndicate and owned and operated stations, including seven in California, three in Texas, two each in Arkansas and Washington, and one each in Arizona, Colorado, Idaho, Kentucky, Mexico, Minnesota, and Utah. In Los Angeles, the largest Hispanic DMA in the U.S., our Don Cheto morning show was the number 1 ranked program from 6 A.M. to 10 A.M. among Hispanic adults 18 to 34 years old, in every Arbitron ratings book between January 2009 and August 2011. We expect to leverage this popular radio personality and the strong ratings our morning show has generated to further increase penetration into new markets through additional radio syndication agreements.

Growth Strategy

Our growth strategy primarily focuses on identifying strong affiliate relationships with television stations as well as acquiring selected assets of radio and television stations in the largest, most densely populated and fastest growing U.S. Hispanic markets to build market-leading Hispanic radio and television clusters.

Affiliations

Our affiliate network currently consists of television stations in 31 DMAs located in 13 states. We plan to add additional television affiliate stations throughout the U.S., focusing on markets with large Hispanic populations. By utilizing the current network infrastructure and our own programming content we have been able to add additional affiliate stations with minimal incremental costs. Increasing the number of Hispanic households that our television network covers is expected to provide a more attractive platform to existing and new national advertisers.

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

Hispanic Market Opportunity

We believe the Hispanic community represents an attractive market for future growth. According to the U.S. Census Bureau, the U.S. Hispanic population was the largest and fastest-growing minority group in the U.S, growing 43% between 2000 and 2010, accounting for more than one-half of all the U.S. population growth during that period. Further, California had the largest Hispanic population of any state in 2010, followed by Texas, the two states in which we primarily operate. By 2020, the U.S. Hispanic population is expected to reach approximately 66.4 million people, or 20% of the total U.S. population.

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

We believe we are well positioned to capitalize on the growing Hispanic advertising market given the concentration of the Hispanic population in certain markets in the U.S. and our affiliations or ownership of stations in all of the ten largest Hispanic DMAs in the U.S. based on Hispanic television households (Los Angeles, New York, Miami-Fort Lauderdale, Houston, Chicago, Dallas-Fort Worth, San Antonio, San Francisco-Oakland-San Jose, Phoenix and Harlingen-Weslaco-Brownsville-McAllen), as well as our track record of successfully executing our affiliate and acquisition strategy in new Hispanic markets.

Our Markets

The following table sets forth certain demographic information about the markets in which our radio and television stations operate.

Market	Total Population	Hispanic Population	% Hispanic Population	Hispanic Population Growth (10)
Los Angeles(1)	17,920,862	8,068,460	45%	69%
New York(2)	22,111,682	4,815,702	22%	81%
Houston(3)	6,082,028	2,142,225	35%	177%
Chicago(4)	9,699,178	1,984,243	20%	170%
Dallas(5)	6,762,256	1,812,333	27%	245%
Phoenix(6)	4,211,213	1,245,954	30%	261%
San Diego(7)	3,105,989	998,141	32%	95%
Denver(8)	3,109,965	689,097	22%	205%
Salt Lake City(9)	1,680,161	252,042	15%	307%
Total U.S. (for comparison)	309,349,689	50,740,089	16%	127%

Source: American Community Survey Profile 2010 by the U.S. Census Bureau

(1)	Represents the Los Angeles-Long Beach-Riverside, CA combined statistical area.
(2)	Represents the New York-Newark-Bridgeport, NY-NJ-CT-PA combined statistical area.
(3)	Represents the Houston-Baytown-Huntsville, TX combined statistical area.
(4)	Represents the Chicago-Naperville-Michigan city, IL combined statistical area.
(5)	Represents the Dallas-Fort Worth, TX combined statistical area.
(6)	Represents the Phoenix-Mesa-Glendale, AZ metro area.
(7)	Represents the San Diego-Carlsbad-San Marcos, CA metropolitan statistical area.
(8)	Represents the Denver-Aurora-Boulder, CO combined statistical areas
(9)	Represents the Salt Lake City-Ogden-Clearfield, Utah metropolitan statistical areas.
(10)	Represents growth from 1990 to 2010.

Our Television and Radio Stations

The following tables set forth certain information about our television and radio stations and their broadcast markets. For financial information on our television and radio segments, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations”.

Television Stations (1)	Channel	Market	DMA Rank(2)	Hispanic DMA Rank (3)	Number of Hispanic TV Households
KRCA	62	Los Angeles	2	1	1,876,110
WASA	25	New York	1	2	1,345,140
KZJL	61	Houston	10	4	607,290
WESV	40	Chicago	3	5	511,680
KMPX	29	Dallas-Fort Worth	5	6	504,610
KVPA	42	Phoenix	13	9	350,450
KSDX	29	San Diego	28	13	254,650
KETD	53	Denver	17	16	237,280
KPNZ	24	Salt Lake City	33	30	96,490

Source: Nielsen Media Research-NSI, January 2012

(1)	Represents our owned television stations.
(2)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(3)	Represents rank among U.S. Hispanic markets by number of persons in Hispanic TV households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the U.S.

Radio Stations/Designated Market Area (1)	DMA Rank (2)	Hispanic DMA Rank (3)	Frequency	Format
Los Angeles	2	1
KBUE-FM/KBUA-FM/KEBN-FM(4)			105.5/94.3/94.3	Regional Mexican
KRQB-FM			96.1	Regional Mexican
KHJ-AM			930	Ranchera
KWIZ-FM			96.7	Spanish Dance
KVNR-AM(5)			1480	Time Brokered

Houston	10	4
KQQK-FM/KXGJ-FM(6)			107.9/101.7	Norteña
KTJM-FM/KJOJ-FM(7)			98.5/103.3	Regional Mexican
KNTE-FM/KJOJ-AM/KQUE-AM(8)			96.9/880/1230	Spanish Dance
KEYH-AM			850	Ranchera/Sports

Dallas-Fort Worth	5	6
KNOR-FM(9)			93.7	Regional Mexican
KBOC-FM			98.3	Regional Mexican
KTCY-FM			101.7	Spanish Dance
KZZA-FM			106.7	Spanish Adult Contemporary
KZMP-AM(5)			1540	Time Brokered
KZMP-FM(5)			104.9	Time Brokered

(1)	Our radio stations are in some instances licensed to communities other than the named principal community for the market.
(2)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(3)	Represents rank among U.S. Hispanic markets by Hispanic television households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the U.S.
(4)	KBUA-FM and KEBN-FM simulcast the signal of KBUE-FM in the San Fernando Valley and Orange County, respectively. We have upgraded the signals of KBUA-FM and KEBN-FM from 3kW to 6kW, thereby improving our coverage of the Los Angeles market and enabling us to use the stations for purposes other than to simulcast with KBUE-FM, if we so choose.

(5)	Three of our stations, KVNR-AM, KZMP-AM and KZMP-FM, are operated by third parties under time brokerage agreements. We receive a monthly fee from the third parties for the air time and the third parties receive revenues from their sale of advertising spots.
(6)	KXGJ-FM simulcasts the signal of KQQK-FM.
(7)	KJOJ-FM simulcasts the signal of KTJM-FM.
(8)	KJOJ-AM and KQUE-AM simulcast the signal of KNTE-FM.
(9)	In August 2010, we upgraded the signal of KNOR-FM from 15kW to 43kW, thereby improving our coverage in the Dallas-Fort Worth market.

Programming

Television. Our programming content consists primarily of internally produced programs such as comedy programs, news, procedural dramas, musical variety shows, a talent show, a celebrity dance competition, a celebrity gossip show and a talk show, as well as purchased programs including Spanish-language movies. We own or have the rights to a library of more than 5,000 hours of Spanish language programming content, including musical variety shows, drama, talent shows, movies, children’s shows and other shows available for broadcast on our owned and operated and affiliate television stations. Currently, we broadcast over 60 hours of our internally produced television programming each week.

In September 2009, we began distributing our EstrellaTV programming through a network of affiliated and owned and operated stations. Currently, this network consists of television stations in 39 DMAs located in various states, including nine each in California and Texas, four in Florida, three in Arizona, two each in Nevada and Oklahoma, and one each in Colorado, Georgia, Illinois, Nebraska, New Mexico, New York, North Carolina, Oregon, Utah and Washington. We seek to maximize our television group’s profitability by broadcasting internally produced Spanish-language programming to stations we own and to our affiliated stations, marketing commercial time to advertisers and selling infomercial advertising.

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

•	KHJ-AM (La Ranchera) plays traditional Ranchera, also known as Mariachi music. The target audience for this station is adult listeners aged 25 to 54.

•	KWIZ-FM (La Rockola) plays popular dance music, including Cumbia, Banda, Salsa, Merengue, Tropical, International, and others. The target audience for this station is adult listeners aged 18 to 49.

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

•	KNTE-FM/KJOJ-AM/KQUE-AM (Baila) plays tropical Spanish dance music. The target audience for these stations is adult listeners aged 18 to 34.

•

KNOR-FM (La Raza) plays contemporary, up-tempo, regional Mexican music, which includes Norteña, Banda, Corrido and Ranchera music. The station adjusts its music to the preferences of Hispanics in the Dallas market. The target audience for this station is adult listeners 18 to 34. The station features morning programming with our nationally recognized radio personality, Don Cheto.

•	KTCY-FM (Baila) Spanish tropical dance music. The target audience for this station is adult listeners 18 to 49.

•	KZZA-FM (La Bonita) plays hit music of the 70’s, 80’s and 90’s. The target audience for this station is adult listeners 25 to 54.

•	KBOC-FM (La Zeta) plays top 40 regional Mexican music. The target audience for this station is adult listeners 18 to 49.

Three of our radio stations, KVNR-AM, KZMP-AM and KZMP-FM, are currently operated by third parties under time brokerage agreements. Currently, KVNR-AM, which operates in the greater Los Angeles market, broadcasts Vietnamese-language programming. KZMP-AM in Dallas broadcasts talk sports programming and KZMP-FM in Dallas-Fort Worth broadcasts South Asian and Hindi-language programming.

In April 2009, we began broadcasting the morning show of our nationally recognized radio personality, Don Cheto, which currently consists of a network of 21 syndicate and owned and operated stations, including seven in California, three in Texas, two each in Arkansas and Washington, and one each in Arizona, Colorado, Idaho, Kentucky, Mexico, Minnesota, and Utah. We expect to further increase penetration into new markets through additional radio syndication agreements.

Production Facilities

We own Empire Burbank Studios, a fully equipped television production complex next to our corporate offices in Burbank, California. We also own studios and production facilities in Houston and Dallas, enabling us to produce local programming in those markets. We produce our own Spanish-language television programming in these studio facilities. In December 2010, we acquired a 22,000 square foot television production facility within close proximity to our corporate offices and existing studio facility in Burbank, California. We currently produce Tengo Talento Mucho Talento as well as Mi Sueno Es Bailar at the new production facilities. Producing these shows (and other shows that we may begin production on) at our own facilities provides us the benefit of not incurring variable rental expense. Overall, we believe this strategy has enabled us to produce our programming at a low cost relative to our competitors. By owning our production facilities, we are able to control the content and expenses of these programs we produce and air. We currently produce the following Spanish-language programs at our Burbank facilities:

•	Noticias 62 En Vivo: three daily local newscasts airing on KRCA-TV, Channel 62, in Los Angeles;

•	En Vivo: a half-hour live mid-day show featuring two hosts and a team of reporters covering current topics and events, including on-air contests and live product integration from sponsors;

•	Alarma TV: a fast-paced news program featuring lifestyle stories taken from around the world;

•	El Show de Lagrimita y Costel: a musical variety and comedy show hosted by famous father and son comedy/clown team;

•	Estudio 2: a musical variety show that features live performances by hit musical artists, a talent search and the performances of famous comedians;

•	Estrella TV News: a half-hour national newscast which includes daily stories from STN reporters stationed in various locations throughout Mexico and Central and South America;

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

•	Estrellitas Sabados: a two hour family entertainment program that includes a talent contest, comedy, and visiting recording stars;

•	Mi Sueno es Bailar: a one hour competition program that pairs celebrities with professional dancers, competing for charity; and

•	Patty: an hour long daytime talk show hosted by famous actress and singer Patti Manterola.

We also produce the following shows at locations other than at our Burbank facilities:

•	El Shaka: a fictional drama series that portrays the trials and tribulations of Mexico’s biggest and most notorious drug lord and shows how he balances family, friends, religion, and his job;

•	Historias Delirantes: a drama series based on psychological thrillers;

•

Quiero Triunfar: a reality series hosted by novela star Francisco Gattorno as a life coach who strives to help Hispanic immigrants get their lives back on track or give them the option of returning to their home country; and

•	El Humor de Hector Suarez: a one hour program that features the comedy of legendary Mexican actor and comedian, Hector Suarez.

Throughout the year, we program musical specials based on some of our bigger premier events from different markets. Premios de la Radio is a live, televised special of our musical awards show, which was held at the Gibson Amphitheatre in Los Angeles in November 2011. The awards show features some of the top artists in the Hispanic music industry performing and receiving awards. We also televise a number of concert specials featuring top artists in the Hispanic music industry throughout the year.

Sales and Advertising

The majority of our net revenues are generated from the sale of local, regional and national advertising for broadcast on our radio and television stations. For the year ended December 31, 2011, approximately 61% of our gross advertising revenues were generated from the sale of local advertising and approximately 39% of our gross advertising revenues were generated from the sale of regional and national advertising (including network sales). Local sales are made by our sales staffs located in Los Angeles, Riverside/San Bernardino and Santa Ana, California, Houston and Dallas, Texas, Salt Lake City, Utah and Denver, Colorado. Our national sales are made by our sales staffs in Los Angeles, California, Atlanta, Georgia, Chicago, Illinois, Miami, Florida, New York, New York and Dallas, Texas. Through December 31, 2011, we had entered into affiliation agreements with television stations in California, Texas, Florida, Arizona, Nevada, Nebraska, New Mexico, New York, North Carolina, Oklahoma, Oregon, and Washington. We expect that the majority of advertising revenues we will generate from the affiliate stations will be from national advertisers. As such, we expect that our percentage of advertising revenue from national advertisers will continue to increase.

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

Employees

As of December 31, 2011, we had 697 employees, of which 586 were full-time employees. Of the full-time employees, 336 were in television, 215 were in radio and 35 were corporate employees. None of our employees are represented by labor unions, and we have not entered into any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

Multiple Ownership and Cross-Ownership Rules

The FCC’s ownership rules affect the number, type, and location of broadcast and newspaper properties that we may hold or acquire. The rules now in effect limit the common ownership, operation, or control of radio stations serving the same area; television stations serving the same area; television and radio stations serving the same area; and television stations and daily newspapers serving the same area; as well as the aggregate national audience of commonly-owned television stations. The FCC’s rules also define the types of positions and interests that are considered attributable for purposes of the ownership limits, and thus may also apply to certain of our principals and investors.

The FCC generally applies these broadcast ownership limits, as described below, to “attributable” interests held by an individual, corporation or other association or entity. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcast licensee.

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

However, the FCC also applies a rule, known as the equity-debt-plus rule, that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority shareholder or other applicable exception to the FCC’s attribution rules. Under this rule, a major programming supplier (any programming supplier that provides more than 15% of the station’s weekly programming hours) or a same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the equity-debt-plus rule, equity includes all stock, whether voting or nonvoting, and, equity held by insulated limited partners in limited partnerships. Debt includes all liabilities, whether long-term or short-term. If a party were to purchase stock which, in combination with other of our debt or equity interests, amounts to more than 33% of the value of one or more of our station’s total debt plus equity and such party were a major programming supplier or held an attributable interest in a same-market media entity, such interest could result in a violation of one of the ownership rules. As a result of such violation, we may be unable to obtain from the FCC one or more authorizations needed to conduct our broadcast business and may be unable to obtain FCC consents for certain future acquisitions unless either we or the investor were to remedy the violation.

In 2007, the FCC adopted a Report and Order that left most existing ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s order, and those appeals were consolidated in the U.S. Court of Appeals for the Third Circuit. In May 2010, while these appeals were pending, the FCC issued a Notice of Inquiry (NOI), the first step in conducting a comprehensive review of its broadcast ownership rules pursuant to a statutory obligation to review the rules every four years in order to determine whether they remain necessary in the public interest. In July 2011, the Third Circuit vacated and remanded the Commission’s 2007 changes to the newspaper/broadcast cross-ownership rule, but upheld the FCC’s retention of the remainder of its media ownership rules. Several parties filed a petition for certiorari seeking Supreme Court review of the Third Circuit’s decision. A Notice of Proposed Rulemaking (NPRM) in the FCC’s review proceeding, which also addresses issues remanded by the Third Circuit, was released in December 2011. We cannot predict the outcome of FCC action or further judicial review in this area.

Local Television Ownership Rule

The FCC’s 2007 action left in place the Commission’s current local television ownership rules. Under those rules, one entity may own two commercial television stations in a DMA as long as no more than one of those stations is ranked among the top four stations in the DMA and eight independently owned, full-power stations will remain in the DMA.

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

Generally, the FCC defines local radio markets using a geographic market approach assigned by Arbitron rather than a signal contour method. An FCC rulemaking is pending to determine how to define radio markets for stations located outside Arbitron Metro Survey Areas. We cannot predict what changes, if any, the FCC might adopt, nor can we predict what other matters might be considered in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposal or change might have on our business.

Cross-Ownership Restrictions

The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community as it is not viewed by the FCC to be in the public interest. The radio/television cross-ownership rule allows a party to own one or two TV stations and a varying number of radio stations within a single market. The FCC’s 2007 decision left the newspaper/broadcast and radio/television cross-ownership restrictions in place, but provided that the FCC would evaluate newly proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors and apply positive or negative presumptions in specific circumstances. The Third Circuit reversed and remanded the FCC’s 2007 changes to the newspaper/broadcast cross-ownership rule, leaving the original prohibition in place. The NPRM proposes a rule based largely on the FCC’s 2007 decision and seeks comment on its proposal to adopt a newspaper/broadcast cross-ownership rule that would presumptively permit waivers of the newspaper/broadcast cross-ownership restrictions in the top 20 DMAs when the television station is not ranked among the top four television stations in the DMA and at least eight independently owned and operated major media voices remain in the DMA.

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

Programming and Operation

The Communications Act requires broadcasters to serve the “public interest.” Since 1981, the FCC has gradually relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a broadcast station’s community of license. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from the public about a broadcast station’s programming when it evaluates the licensee’s renewal application, but complaints also may be filed and considered at any time. Stations also must follow various FCC rules that regulate, among other things, political broadcasting, children’s programming, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, certain types of advertising such as for out-of-state lotteries and gambling casinos, closed captioning and video description, and technical operation. FCC complaints and/or investigations are pending with respect to alleged violation of the laws concerning the broadcast of indecent programming by our television stations in the Los Angeles, San Diego, Houston, Dallas and Salt Lake City markets, and we cannot predict the outcome of these complaints and/or investigations. The FCC has indicated that there may be additional complaints pending against our radio and television stations for alleged violations of FCC rules, and we cannot predict the outcome of these complaints.

Federal law prohibits the payment of consideration to a broadcast station for the broadcast of material unless appropriate disclosure is made. FCC investigations are pending with respect to alleged violations of such law by certain of our radio stations in the Los Angeles and Houston markets, and we cannot predict the outcome of these investigations.

The Children’s Television Act of 1990 limits commercial matter in children’s television programs and requires stations to provide at least three hours of children’s educational programming per week on their primary digital channels. This requirement increases proportionally with each free video programming stream a station broadcasts simultaneously (or multicasts). The FCC also restricts commercialization of children’s programming, including certain promotions of other programs and displays of Web site addresses during children’s programming. In October 2009, the FCC issued a Notice of Inquiry (NOI) seeking comment on a broad range of issues related to children’s usage of electronic media and the current regulatory landscape that governs the availability of electronic media to children. The NOI remains pending and we cannot predict what recommendations or further action, if any, will result from it.

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

Cable and Satellite Transmission of Local Television Signals

Under FCC regulations, cable systems must devote a specified portion of their channel capacity to the carriage of the signals of local television stations. Television stations may elect between “must-carry rights” or a right to restrict or prevent cable systems from carrying the station’s signal without the station’s permission (retransmission consent). Stations must make this election once every three years, and did so most recently on October 1, 2011. All broadcast stations that made carriage decisions on October 1, 2011 will be bound by their decisions throughout the 2009-2014 cycle and will not be allowed to change their carriage decisions at the end of the digital television transition. The next election deadline will be October 1, 2014. The FCC has established a market-specific requirement for mandatory carriage of local television stations by direct broadcast satellite, or DBS, operators, similar to that applicable to cable systems, for those markets in which a DBS carrier provides any local signal. In addition, the FCC has adopted rules relating to station eligibility for DBS carriage and subscriber eligibility for receiving signals. There are also specific statutory requirements relating to satellite distribution of distant network signals to “unserved households” (that is, households that do not receive a Grade B analog signal or do not fall within the predicted noise-limited contour of a local network affiliate).

We have elected “must carry” status for our Los Angeles, Houston, Dallas-Fort Worth, Denver and Salt Lake City stations on cable systems in those DMAs. These elections will entitle our stations to carriage on those systems until December 31, 2014. Our low-power transmission stations in the Chicago, New York, Phoenix and San Diego markets have entered into retransmission agreements with cable systems in those markets. We may also enter into retransmission consent agreements for carriage of our other stations on certain cable systems. The FCC has launched a proceeding through which it may revise the rules governing retransmission consent negotiations, and we cannot predict how these changes will impact our leverage in our negotiations with cable and satellite operators.

We have also secured DBS carriage for our full-service television stations in the Los Angeles, Houston, Dallas-Fort Worth, Denver and Salt Lake City markets through 2014.

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

Stations may enter into cooperative arrangements known as joint sales agreements. Under the typical joint sales agreement, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately owned and licensed station in the same market. It also involves the provision by the selling party of certain sales, accounting and services to the station whose advertising is being sold. Unlike a time brokerage agreement, the typical joint sales agreement does not involve programming. Radio joint sales agreements are attributable for multiple ownership purposes, and the FCC has initiated a rulemaking proceeding to consider whether television joint sales agreements should be attributable for purposes of its media ownership rules.

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

The FCC licenses some television stations as low power television stations. Low power television stations generally operate at lower power and cover a smaller geographic area than full-service television stations, are not entitled to carriage by cable television and direct broadcast satellite operators and must accept interference from, and eliminate interference to, full-service television stations. The FCC recently adopted rules and procedures regarding the digital conversion of low power television stations, TV translator stations and TV booster stations and set a deadline of September 1, 2015 for these stations to convert to digital operations. Our stations in Phoenix (KVPA), San Diego (KSDX), Chicago (WESV) and New York (WASA) are low power television stations, and each has converted to digital operations.

Broadcast Spectrum

In February 2012, Congress passed and the President signed legislation authorizing the FCC to conduct an incentive auction in which television broadcasters could participate on a voluntary basis and receive a portion of the proceeds in return for relinquishing some or all of their licensed spectrum. This legislation implements a portion of the “National Broadband Plan,” delivered to Congress by the FCC on March 16, 2010, which made recommendations regarding the reallocation of spectrum, including spectrum currently allocated to television broadcasters, for use by other wireless communications services. The legislation also authorized the FCC to make reassignments of television channels as part of a “repacking” process following the auction. The Commission, however, is required to make all reasonable efforts to preserve a station’s coverage area and population served. The Commission also is prohibited from involuntarily relocating a station from the UHF to the VHF band or from a high VHF to a low VHF channel. The legislation also establishes a $1.75 million fund for reimbursement of expenses incurred by television broadcasters in connection with such repacking. Prior to adoption of the legislation, the Commission issued a Notice of Proposed Rulemaking proposing preliminary rule changes to allow a portion of the spectrum currently allocated to broadcasters to be repurposed for wireless broadband use. These proposals include, (i) making broadcast spectrum allocations available for flexible use, (ii) allowing two or more broadcast stations to enter into voluntary agreements to share a 6Mhz channel, and (iii) improving the reception of VHF signals. The FCC also will need to adopt rules to implement the February 2012 legislation. We cannot predict the outcome of any further FCC or other regulatory action or legislation; however, the reallocation of all or some portions of our television stations’ spectrum and increased competition from new mobile communications technologies could materially affect our operations.

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

Public Interest Programming

The FCC adopted an order imposing new public file and public interest reporting requirements on broadcasters in 2007, which was subsequently vacated by an Order on Reconsideration and Further Notice of Proposed Rulemaking (FNPRM) released in October 2011. The FNPRM proposes to require television stations to place their public files online at an FCC-hosted website, disclose sponsorship identification information, and post copies of shared services agreements in the online public file. In a related proceeding in November 2011, the FCC issued a Notice of Inquiry (NOI) proposing a new standardized disclosure form to replace the current method of reporting issues and programs and the disclosure form previously proposed in 2007 and subsequently rejected. The NOI proposes to require television broadcasters to report public interest programming broadcast during a sample or composite week in the previous quarter on a standardized, electronically filed form.

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

Low-Power Radio Broadcast Service

The Commission has adopted rules implementing a new low power FM, or LPFM, service and approximately 800 such stations are in operation. In November 2007, the FCC adopted rules that, among other things, enhance LPFMs’ interference protection from subsequently authorized full-service stations. Congress has now passed legislation which relaxes the FCC’s interference protections afforded to full-service FM stations in order to make more frequencies available for low-power FM stations. We cannot predict whether any LPFM stations will interfere with the coverage of our radio stations.

Other Regulations Affecting Broadcast Stations

Finally, Congress and the FCC from time to time consider, and may in the future adopt, new laws, regulations and policies regarding a wide variety of other matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. For example, legislation has been considered in Congress which could remove radio stations’ current exemption from payment of copyright royalties to record companies and performers for music broadcast on radio stations. In 2011, the FCC revised its policies and procedures relating to community of license changes for FM and AM stations which could make it more difficult for a radio station to move its community of license closer to a larger city; the FCC adopted rules pursuant to a statutory mandate which generally require television stations to acquire new equipment and ensure that the volume level of commercials match that of contiguous programming; the FCC adopted rules requiring certain video material to be closed captioned on websites if it first aired on television with closed captions; and the FCC adopted rules requiring certain television stations to provide a certain amount of video described programming per calendar quarter.

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports and other information with the SEC. You may read and copy our SEC filings at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. You may obtain information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our electronic SEC filings are available on the internet through the SEC’s website at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Our significant level of indebtedness could limit cash flow available for our operations, adversely affect our financial health and prevent us from fulfilling our obligations under our debt agreements.

We currently have a substantial amount of debt. As of December 31, 2011, our total outstanding indebtedness was approximately $486.8 million, consisting of LBI Media’s senior secured notes, LBI Media’s senior subordinated notes, our senior discount notes and a mortgage of one of our indirect, wholly owned subsidiaries. Our total stockholder’s deficit was approximately $215.1 million at December 31, 2011. In addition, LBI Media entered into a new $50.0 million senior secured revolving credit facility in March 2011, which had approximately $5.4 million outstanding as of March 29, 2012.

Based on interest rates as of December 31, 2011 and assuming no additional borrowings or principal payments on LBI Media’s senior secured revolving credit facility until its maturity in March 2016 and on our and LBI Media’s other indebtedness, as of December 31, 2011, we would need approximately $251.3 million over the next five years to meet our principal and interest payments under our debt agreements, of which approximately $44.7 million would be due in 2012 and $86.5 million would be due in 2013.

The table below shows our total capitalization as of December 31, 2011:

Total indebtedness	$486,805
Stockholder’s deficiency	(218,176)

Total capitalization	$268,629

Debt to total capitalization	181%

Since our total capitalization consists of 181% debt, we are considered to be highly leveraged and will have to devote much of our resources to repaying this debt and interest thereon on our scheduled payment dates. If our debt levels were lower we would have more flexibility in using our cash flow because we would have lower debt service obligations and potentially fewer restrictive covenants under our debt agreements. Our substantial indebtedness could have other important consequences. For example, it could:

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

We and our subsidiaries may incur additional debt in the future. The terms of LBI Media’s senior secured revolving credit facility and the indentures governing LBI Media’s senior secured notes, LBI Media’s senior subordinated notes and our senior discount notes will allow us to incur additional debt under certain specified circumstances and do not fully prohibit us or our subsidiaries from doing so. LBI Media’s senior secured revolving credit facility requires us to maintain an amount of revolver facility indebtedness (which, as defined in the credit agreement, includes only amounts outstanding under the senior secured revolving credit facility and does not include LBI Media’s senior secured notes and the mortgage notes of our indirect, wholly owned subsidiary, Empire Burbank Studies LLC or Empire Burbank) that would not result in a ratio of revolver facility debt to EBITDA (as defined in the credit agreement) of more than 3.5 to 1.0. The indenture governing LBI Media’s senior secured notes, LBI Media’s senior subordinated notes and our senior discount notes will allow us to incur additional indebtedness, in addition to certain specified debt that is permitted, so long as our leverage ratio (as defined in the indentures) does not exceed 7.0 to 1.0. We may also incur certain additional senior secured debt under the terms of the indenture governing LBI Media’s senior secured notes so long as after giving effect to the granting of such additional senior secured debt, our consolidated secured leverage ratio (as defined in the indenture) does not exceed (i) 4.0 to 1.0 (excluding certain subordinated and junior secured indebtedness) in the case of certain senior secured debt or other indebtedness of LBI Media or any of its subsidiaries (except Empire Burbank) that are pari passu with the senior secured notes and other senior secured debt or (ii) 5.0 to 1.0 in the case of secured indebtedness that is subordinated or junior to the senior secured notes and other senior secured debt. If new debt is added to our and our subsidiaries’ debt levels, the related risks discussed above under “Our significant level of indebtedness could limit cash flow available for our operations, adversely affect our financial health and prevent us from fulfilling our obligations under our debt agreements.” could intensify.

To service our indebtedness, we will require a significant amount of cash, and if we are unable to meet our debt obligations through the cash flow generated by our operations, or, if necessary, future borrowings, we may not be able to make payments on our indebtedness.

Our ability to make payments on indebtedness and to refinance indebtedness when necessary will depend on our financial and operating performance, each of which is subject to prevailing economic conditions and to financial, business, legislative, regulatory and other factors beyond our control. At December 31, 2011, we had cash and cash equivalents of approximately $1.2 million.

Because LBI Media’s senior secured revolving credit facility has floating rate borrowings, we are exposed to changes in market interest rates. If market interest rates rise, the interest expense on our floating rate debt will also increase and could reduce our cash available to, among other things, fund working capital, capital expenditures, acquisitions and other general corporate purposes. For the years ended December 31, 2011, 2010 and 2009, our earnings were insufficient to cover fixed charges by $31.1 million, $12.9 million and $134.3 million, respectively.

If our business does not generate cash flow from operations in the amounts that we expect or our interest expense is higher than we expect, we would need to rely on borrowings under LBI Media’s senior secured revolving credit facility or from other sources to enable us to pay our debt and to fund our other liquidity needs. Future borrowings may not be available to us under the senior secured revolving credit facility or from other sources. The ability to borrow funds under the senior secured revolving credit facility depends on LBI Media meeting certain conditions to funding, including the financial covenants in the agreements governing the facility, which includes a maximum ratio of revolver facility debt (which, as defined in the credit agreement, includes only borrowings under the senior secured revolving credit facility and does not include LBI Media’s senior secured notes and the mortgage notes of Empire Burbank) to EBITDA (as defined in the credit agreement) of 3.5 to 1.0. Borrowing availability under the facility also depends on the ability and willingness of the lenders to fund loans when required under the facility, which may be subject to risks associated with the lenders’ creditworthiness or other factors.

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

In addition, LBI Media’s senior secured revolving credit facility requires us to maintain an amount of revolving facility indebtedness (which, as defined in the credit agreement, only includes amounts outstanding under the senior secured revolving credit facility and does not include LBI Media’s senior secured notes and the mortgage notes of Empire Burbank) that would not result in a ratio of revolving facility debt to EBITDA (as defined in the credit agreement) of more than 3.5 to 1.0. Further, we are not permitted to borrow under our senior secured revolving credit facility if, after giving effect to amounts borrowed under the senior secured revolving credit facility and the use of such proceeds, we have cash on hand in an aggregate amount greater than $7.5 million. As a result, although we have the capacity to borrow up to $50.0 million under the senior secured revolving credit facility, we may not be permitted to borrow any amount that would cause us to exceed the revolving facility leverage ratio or exceed the maximum cash on hand permitted at the time of a borrowing under the credit agreement. If we fail to comply with the restrictive and financial covenants contained in the indentures governing our indebtedness, it would be an event of default.

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

We have incurred net losses since 2007 and we expect our operating expenses to increase in the foreseeable future. As a result, we may not be able to generate sufficient revenue to be profitable.

We reported net losses of $33.0 million, $14.9 million and $112.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, and had an accumulated deficit of $278.2 million and $245.2 million as of December 31, 2011 and 2010. If we cannot successfully earn revenue at a rate that exceeds our operating expenses, we may not be able to achieve or sustain profitability or fulfill our obligations under our debt agreements. See “Our significant level of indebtedness could limit cash flow available for our operations, adversely affect our financial health and prevent us from fulfilling our obligations under our debt agreements” and “We have recently experienced fluctuating net revenues, net losses and Adjusted EBITDA, primarily as a result of the current economic conditions. If these conditions were to continue for an extended period of time or worsen, our ability to comply with our debt agreements, including financial covenants and ratios, and continue to operate our business as it is presently conducted, could be jeopardized.”

We anticipate that our operating expenses will increase in the foreseeable future as we anticipate higher programming costs for our television segment and continue to invest in the expansion of our EstrellaTV network through increased personnel and promotional expenses. As a result, we expect to continue to incur operating losses on an annual basis through at least our year ended December 31, 2012.

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

We reported net revenues of $117.5 million, $115.7 million and $102.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. We reported net losses of $33.0 million, $14.9 million, and $112.6 million and Adjusted EBITDA of $27.7 million, $35.7 million and $34.6 million, each for the years ended December 31, 2011, 2010 and 2009, respectively. If we were to experience continuing net losses and our net revenues and Adjusted EBITDA continued to fluctuate, there could be an adverse effect on our liquidity and capital resources, including, but not limited to, our failure to comply with the financial covenants or ratios included in our debt agreements. For instance, our senior secured revolving credit facility requires us to maintain a revolving facility debt leverage ratio. We have also had negative cash flow from operations of $21.3 million, $1.0 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. If events or circumstances occur such that we are not able to begin generating positive cash flow and operate our business as it is presently conducted, we may be required to seek a waiver or amendment from our existing lenders, refinance our existing debt, divest assets and/or obtain additional equity or debt financing. We can provide no assurance that any such transactions could be consummated on terms satisfactory to us or at all. Any default under our debt agreements, inability to renegotiate our debt agreements if required, obtain additional financing if needed or obtain waivers for any failure to comply with financial covenants and ratios would have a material adverse effect on our overall business and financial condition.

Our television and radio stations have been impacted by the general downturn in the U.S. economy and the local economies of the regions in which we operate and our owned and affiliated stations could be adversely affected by other changes in the advertising market as well.

Revenue generated by our owned and affiliated stations depends primarily upon the sale of advertising and is, therefore, subject to various factors that influence the advertising market for the broadcasting industry as a whole. Because advertising is largely a discretionary business expense, advertising expenditures generally tend to decline during an economic recession or downturn, such as the one that we recently experienced in the U.S. The recession has had an adverse effect on the advertising market, the industry of the advertisers that advertise on our stations and the fundamentals of our business, results of operations and financial position. As a result of the general economic downturn and the expected lower net revenue growth projections for the broadcast industry, we incurred non-cash broadcast license and long-lived asset impairment charges of $0.9 million, $7.2 million and $126.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. We may experience a further material adverse effect on our business as a result of the current economic conditions or the actions of the U.S. Government, Federal Reserve or other governmental and regulatory bodies, for the reported purpose of stabilizing the economy or financial markets may not achieve their intended effect. Additionally, some of these actions, including changes in tax laws applicable to advertisers, may adversely affect financial institutions, capital providers, advertisers as well as other consumers or our financial condition, results of operations or the trading price of our securities. Potential consequences of a weak economy or a global financial crisis include:

•

the financial condition of our affiliate television stations, radio stations that syndicate our programming or companies that advertise on our owned and affiliated stations could deteriorate, file for bankruptcy protection or face severe cash flow issues, which would result in a significant decline in our net revenues;

•

our affiliate television stations may have lower revenues that result from their own advertising sales efforts as well as lower revenues from the national sales that we sell to broadcast on these stations;

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

In addition, shifts in populations and demographics could adversely affect advertising expenditures. Consequently, our television and radio station revenues are likely to be adversely affected by shifts in Hispanic populations and demographics, a recession or downturn in the economies of Southern California, New York, Phoenix, Houston, Dallas, Salt Lake City, Denver or Chicago, or other events or circumstances that adversely affect advertising activity.

Difficulties in the global capital and credit markets have affected and may continue to adversely affect our business, as well as the industries of many of our customers, which are cyclical in nature.

Some of the markets in which our advertisers participate, such as the services, telecommunications, automotive, fast food and restaurant, and retail industries, are cyclical in nature, thus posing a risk to us which is beyond our control. Recent declines in consumer and business confidence and spending, together with significant reductions in the availability and increases in the cost of credit and volatility in the capital and credit markets, have adversely affected the business and economic environment in which we operate and the profitability of our business. Our business is exposed to risks associated with the creditworthiness of our key advertisers and other strategic business partners. These conditions have resulted in financial instability or other adverse effects at many of our advertisers and other strategic business partners. The consequences of such adverse effects could include the delay or cancellation of customer advertising orders, cancellation of our programming and termination of facilities that broadcast or re-broadcast our programming. The continuation of any of these conditions may adversely affect our cash flow, profitability and financial condition. For example, in 2009 and 2008, lenders and institutional investors reduced and, in some cases, ceased to provide funding to borrowers, reducing the availability of liquidity and credit to fund or support the continuation and expansion of business operations worldwide. Although the markets have stabilized since early 2009, future disruption of the credit markets and/or sluggish economic growth in future periods could adversely affect our customers’ access to credit which supports the continuation and expansion of their businesses and could result in advertising or broadcast cancellations or suspensions, payment delays or defaults by our customers.

Cancellations or reductions of advertising could adversely affect our results of operations.

Neither we nor our affiliate stations generally obtain long-term commitments from advertisers. As a result, advertisers may cancel, reduce or postpone orders without penalty, which is more likely in a recessionary period like the one we recently experienced. Cancellations, reductions or delays in purchases of advertising could adversely affect our results of operations, especially if we or our affiliate stations are unable to replace these purchases. While a portion of our expenses are variable, the majority of our operating expenses are relatively fixed. Therefore, unforeseen decreases in our advertising sales and advertising revenue derived from our affiliate stations could have a material adverse impact on our results of operations.

We may suffer a decrease in advertising revenues due to competitive forces.

The success of our radio and television stations and our affiliate stations is primarily dependent upon their share of overall advertising revenues within their markets. Our stations and our affiliate stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations, and some of the owners of those competing stations have greater resources than we do. As the Hispanic population grows in the U.S., more stations may begin competing with us by converting to a format similar to that of our stations.

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

Our success depends in large part on the continued efforts, abilities and expertise of our officers and key employees and our ability to hire and retain qualified personnel. The loss of any member of our management team, particularly either of our founders, Jose Liberman and Lenard D. Liberman, could disrupt our operations and hinder or prevent implementation of our business plan, which could have a material and adverse effect on our business, financial condition and results of operations.

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

•

the need to raise additional financing, which may be limited by the terms of our debt instruments, including LBI Media’s senior secured revolving credit facility and the indentures governing LBI Media’s senior subordinated notes and our senior discount notes.

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

We have identified a material weakness in our internal control over financing reporting as of December 31, 2011, that if not corrected, could result in material misstatements in our financial statements.

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

As of December 31, 2011, our management, through documentation, testing and assessment of our internal control over financial reporting concluded that we had a material weakness. Based on the evaluations conducted as of such date, our management concluded that we did not maintain effective internal control over financial reporting as of such date. The material weakness related to deficiencies over the identification of and accounting for impairment of property and equipment. Specifically, we did not have adequate processes to identify and evaluate impairment indicators related to property and equipment that had been taken out of service. See “Item 9A. Controls and Procedures” for more information. Although we are in the process of addressing and remediating the deficiencies that gave rise to this material weakness, this deficiency has not been remediated as of the date of this filing. The material weakness will not be fully remediated until, in the opinion of our management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness.

As of December 31, 2010, our management, through documentation, testing and assessment of our internal control over financial reporting, concluded that we had a material weakness. Based on the evaluations conducted as of such dates, our management concluded that we did not maintain effective internal control over financial reporting as of such date. The material weakness related to deficiencies identified in 2009 for the improper treatment of certain temporary state tax credits and the classification of certain deferred tax accounts relating to our indefinite-lived intangible assets that were not remediated as of December 31, 2010. Since the above material weakness was identified, we have undertaken an evaluation of our available resources and personnel deployed for accounting for income taxes, and have made the necessary changes to our processes as required in order to remediate the material weakness.

In future periods, if other material weaknesses or significant deficiencies are revealed, the correction of any such material weakness or significant deficiency could require additional remedial measures such as additional personnel, which could be costly and time-consuming. If a material weakness exists as of a future period year-end (including a material weakness identified prior to year-end for which there is an insufficient period of time to evaluate and confirm the effectiveness of the corrections or related new procedures), our management will be unable to report favorably as of such future period year-end to the effectiveness of our control over financial reporting. If we fail to remedy our material weaknesses or should we determine in future fiscal periods that we have additional material weaknesses in our internal control over financial reporting, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed.

We have a significant amount of intangible assets and we may never realize the full value of our intangible assets. We have recently recorded impairments of our television and radio assets.

Broadcast licenses totaled approximately $165.1 million and $166.7 million at December 31, 2011 and 2010, respectively, which was primarily attributable to historical asset acquisitions, partially offset by substantial broadcast license impairment charges in recent years. At the date of these acquisitions, the fair value of the acquired broadcast licenses established their book values. At least annually, we test our broadcast licenses for impairment. Impairment may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in applicable laws and regulations, including changes that restrict the activities of, or affect the products or services sold by, our businesses and a variety of other factors. We recorded total impairment charges of $0.9 million, $6.4 million and $126.5 million for our radio and television broadcast licenses for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The transmission of programming is subject to risks of equipment failure, including those failures caused by radio or television tower defects and destruction, natural disasters, power losses, low-flying aircraft, software errors or telecommunications errors. Disruption of our programming transmissions may occur in the future and other comparable transmission equipment may not be available. Any natural disaster, such as an earthquake, or extreme climatic event, such as fire, could result in the loss of our ability to broadcast. In September 2008, for example, Hurricane Ike caused substantial damage to several of our broadcast facilities in Texas, and resulted in many advertising cancellations and lost revenue from our inability to broadcast during that period. Also, in October 2007, wildfires burned down our San Diego television station’s broadcasting facility, causing a disruption to service in that market until we resumed broadcasting in January 2008. In addition, our insurance may be inadequate to cover any damage to our properties from a natural disaster or extreme climatic event.

Further, we affiliate with television stations or own or lease antennae and transmitter space for each of our radio and television stations. If we were to lose any of our antenna tower leases or if any of our or our affiliate’s towers or transmitters were damaged, we or our affiliates may not be able to secure replacement leases on commercially reasonable terms, or at all, which could also prevent the broadcasting of our programming. Disruptions in our ability to receive or transmit our broadcast signals could have a material adverse effect on our audience levels, advertising revenues and future results of operations.

If any of our stations are found to have violated any of the laws concerning the broadcast of indecent programming or any other FCC rules and regulations, we could face substantial fines and penalties and potentially risk having our FCC licenses revoked.

FCC complaints and/or investigations are pending (i) with respect to alleged violation of the laws concerning the broadcast of indecent programming by our television stations in the Los Angeles, San Diego, Houston, Dallas and Salt Lake City markets and one of our radio stations in the Dallas market; and (ii) with respect to alleged violations of the laws by certain of our radio stations in the Los Angeles and Houston markets with respect to the prohibition of receiving consideration for the broadcast of material unless appropriate disclosure is made. We cannot predict the outcome of these complaints or investigations. The FCC has also indicated that there may be additional complaints pending against our radio and television stations for alleged violations of FCC rules, for indecent programming or other reasons, and we cannot predict the outcome of these complaints.

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

In February 2012, Congress passed and the President signed legislation authorizing the FCC to conduct an incentive auction in which television broadcasters could participate on a voluntary basis and receive a portion of the proceeds in return for relinquishing some or all of their licensed spectrum. This legislation implements a portion of the “National Broadband Plan,” delivered to Congress by the FCC on March 16, 2010, which made recommendations regarding the reallocation of spectrum, including spectrum currently allocated to television broadcasters, for use by other wireless communications services. The legislation also authorized the FCC to make reassignments of television channels as part of a “repacking” process following the auction. Prior to adoption of the legislation, the Commission issued a Notice of Proposed Rulemaking proposing preliminary rule changes to allow a portion of the spectrum currently allocated to broadcasters to be repurposed for wireless broadband use. The FCC also will need to adopt rules to implement the February 2012 legislation.

Our EstrellaTV network operates primarily on the secondary digital spectrum on most of our affiliate stations. While we cannot predict how the National Broadband Plan will be implemented, a reduction in the spectrum currently allocated to television broadcasters could adversely impact our stations and our ability to capitalize on the network, as a reduction could cause our affiliates to reduce the spectrum available to EstrellaTV or to altogether terminate its affiliation with EstrellaTV. This could have an adverse impact on our ratings and our ability to attract Spanish network advertising budgets. Moreover, it cannot be certain how the FCC’s efforts to secure additional spectrum for mobile wireless communications will affect television broadcasting generally, and the continued operation of low power television stations in particular. These and other changes in the law governing use of the television broadcasting spectrum could materially and adversely affect our business, financial condition and results of operations.

Any change in current laws or regulations that eliminate or limit our ability to require cable systems to carry our full power television stations could result in the loss of coverage in those markets, which could result in a decrease in our market ratings and a potential loss of advertising revenues.

Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, or the 1992 Cable Act, we currently may demand carriage of our full power television stations on a specific channel on cable systems within our local markets. Alternatively, television stations may be carried on cable systems pursuant to retransmission consent agreements negotiated between the television station and the cable operator. Our television stations in Los Angeles, Houston, Dallas-Fort Worth, Denver and Salt Lake City currently rely on “must carry” rights to gain access to the local cable. Our low power television stations in San Diego, New York, and Chicago are carried by certain cable systems pursuant to retransmission consent agreements. We may acquire other full or low power television stations that secure cable carriage through retransmission consent agreements. If the current laws or regulations were changed or new laws were adopted that eliminate or limit our ability to require cable systems to carry our full power television stations and/or if we are unable to successfully negotiate for carriage through retransmission consent agreements, this could result in the loss of market coverage of our television stations, which would decrease our market ratings in those cities and potentially result in a decrease in our net advertising revenues or an increase in our operating expenses to maintain the same coverage.

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

The television and radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies, including the following:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and Internet-based audio radio services;

•	satellite digital audio radio service with numerous channels and sound quality equivalent to that of compact discs;

•	In-Band On-Channel ™ digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low-power FM radio, with additional FM radio broadcast outlets that are designed to serve local interests;

•	streaming video programming delivered via the Internet;

•	high definition television programming;

•	video-on-demand programming offered by cable television and telephone companies; and

•	digital video recorders with hard-drive storage capacity that offer time-shifting of programming and the capability of deleting advertisements when playing back the recorded programs.

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

Certain of our parent’s minority stockholders have rights under the investor rights agreement that may require our parent to register the resale of common stock held by those investors and list our parent’s common stock on an exchange. The obligations associated with being a publicly traded company will require significant resources, which may divert from our business operations.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

•	sufficient cash to meet our debt service obligations;

•	general economic conditions in the U.S. and in the regions in which operate;

•	our dependence on advertising revenues;

•	changes in rules and regulations of the FCC;

•	our ability to attract, motivate and retain officers and other key personnel;

•	our ability to successfully affiliate with radio and television stations or convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	potential disruption from natural hazards, equipment failure, power loss and other events or occurrences;

•	strong competition in the radio and television broadcasting industries;

•

our ability to remediate or otherwise mitigate our existing material weakness and any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

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

In 2008, we began negotiations with Broadcast Music, Inc. (“BMI”) relating to disputes over royalties owed to BMI. In October 2009, we settled all royalty disputes relating to our television stations as well as royalties owed for periods prior to December 31, 2006 for our radio stations. In June 2011, we settled royalty disputes relating to our radio stations for periods subsequent to January 1, 2010. The remaining outstanding dispute relates to our radio stations for the period commencing January 1, 2007, through December 31, 2009 (the “post-court period”) for which we have filed an application for a reasonable license under BMI’s antitrust consent decree. As of December 31, 2011, we had reserved approximately $0.8 million relating to the BMI dispute. Such reserve is included in accrued liabilities in the accompanying consolidated balance sheet. We believe this reserve, all of which relates to the post-court period, is adequate as of December 31, 2011.

In June 2011, we settled a legal dispute related to a tortious interference claim by us, and recorded a $0.9 million gain related to the settlement. Of this amount, approximately $0.6 million was received in cash and the remaining $0.3 million represents the fair value of radio advertising credits which can be used by us over a 24-month period. Such gain is included in gain on legal settlement in the accompanying 2011 consolidated statement of operations.

We are subject to pending litigation arising in the normal course of business. While it is not possible to predict the results of such litigation, we do not believe the ultimate outcome of these matters will have a materially adverse effect on our financial positions or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

There is currently no established public trading market for the common stock of LBI Media Holdings, Inc. LBI Media Holdings, Inc. is a wholly owned subsidiary of Liberman Broadcasting, Inc., a Delaware corporation.

Dividends

LBI Media Holdings paid distributions to its parent of $0 and approximately $10,000 for the years ended December 31, 2011 and 2010, respectively. LBI Media’s senior secured revolving credit facility, the indentures governing its senior secured notes, its senior subordinated notes and LBI Media Holdings’ senior discount notes impose restrictions on the payment of cash dividends or payments on account of or on redemption, retirement or purchase of its common stock or other distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

LBI Media Holdings did not sell any securities during the fourth quarter of the fiscal year ended December 31, 2011.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

LBI Media Holdings has not reacquired any of its equity securities during the fourth quarter of the fiscal year ended December 31, 2011.

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

	$(182,170)	$(182,170)	$(182,170)	$(182,170)	$(182,170)
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Statement of Operations Data:
Net revenues:
Radio	$55,004	$59,949	$59,120	$65,301	$59,846
Television	62,516	55,787	43,801	51,011	54,428

Total net revenues	117,520	115,736	102,921	116,312	114,274
Operating expenses (exclusive of deferred benefit, depreciation and amortization, loss on sale and disposal of property and equipment, gain on assignment of asset purchase agreement, gain on legal settlement, and impairment of broadcast licenses and long-lived assets shown below)	91,199	81,630	68,303	73,092	66,788
Deferred benefit	—	—	—	—	(3,952)
Depreciation and amortization	10,584	10,042	9,703	9,943	8,936
Loss on sale and disposal of property and equipment	3,521	611	1,807	3,506	—
Gain on assignment of asset purchase agreement	—	(1,599)	—	—	—
Gain on legal settlement	(900)	—	—	—	—
Proceeds from insurance claim	(455)	—	—	—	—
Impairment of broadcast licenses and long-lived assets	880	7,222	126,543	91,740	8,143

Total operating expenses	104,829	97,906	206,356	178,281	79,915

Operating income (loss)	12,691	17,830	(103,435)	(61,969)	34,359
Gain (loss) on note purchases and redemptions	—	302	520	12,495	(8,776)
Interest expense and other income, net	(46,112)	(33,106)	(33,669)	(36,993)	(36,286)
Interest rate swap income (expense)	2,335	2,088	2,393	(3,433)	(2,410)
Equity in losses of equity method investment	—	—	(112)	(280)	—
Impairment of equity method investment	—	—	—	(160)	—

Loss from continuing operations before (provision for) benefit from income taxes	(31,086)	(12,886)	(134,303)	(90,340)	(13,113)
(Provision for) benefit from income taxes	(1,912)	(2,058)	20,261	7,191	(44,561)

Loss from continuing operations	(32,998)	(14,944)	(114,042)	(83,149)	(57,674)
Discontinued operations, net of income taxes (including gain on sale of assets of $1,245 in 2009)	—	—	1,398	1,156	1,161

Net loss	$(32,998)	$(14,944)	$(112,644)	$(81,993)	$(56,513)

Other Data:
Adjusted EBITDA (1)	$27,703	$35,731	$34,646	$43,220	$43,844
Cash interest expense (2)	$40,224	$31,416	$31,672	$28,895	$29,653
Cash flows (used in) provided by operating activities	$(21,287)	$(993)	$(2,108)	$15,775	$7,099
Cash flows used in investing activities	$(9,741)	$(21,982)	$(3,181)	$(17,537)	$(50,288)
Cash flows provided by financing activities	$31,896	$23,091	$5,017	$515	$43,385

	$(182,170)	$(182,170)	$(182,170)	$(182,170)	$(182,170)
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,162	$294	$178	$450	$1,697
Working capital	$8,577	$3,455	$2,801	$2,798	$4,456
Broadcast licenses, net	$165,131	$166,653	$161,660	$292,343	$382,574
Total assets	$321,592	$310,952	$298,844	$428,187	$516,691
Total debt	$486,805	$445,371	$422,224	$417,345	$422,761
Total stockholder’s (deficiency) equity	$(218,176)	$(182,170)	$(167,242)	$(54,519)	$27,716

(1)	We define Adjusted EBITDA as net income or loss less discontinued operations, net of income taxes, plus provision for or benefit from income taxes, loss on sale and disposal of property and equipment, gain or loss on note purchases and redemptions, net interest expense and other income, interest rate swap expense or income, impairment of broadcast licenses and long-lived assets, depreciation and amortization, stock-based compensation expense, impairment of equity method investment and equity losses of equity method investment. Management considers this measure an important indicator of our financial performance relating to our operations because it eliminates the effects of our discontinued operations, certain non-cash items and our capital structure. In addition, it provides useful information to investors regarding our financial condition, results of operations and our historical ability to service debt. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), such as cash flows from operating activities, operating income or loss and net income or loss. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “Item 7. Management’s Discussion and Analysis of Finance Condition and Results of Operations—Non-GAAP Financial Measure.”

The table set forth below reconciles net (loss) income, calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net (loss) income	$(32,998)	$(14,944)	$(112,644)	$(81,993)	$(56,513)
Add:
Provision for (benefit from) income taxes	1,912	2,058	(20,261)	(7,191)	44,561
Interest expense and other income, net	46,112	33,106	33,669	36,993	36,286
Impairment of equity method investment	—	—	—	160	—
Equity in losses of equity method investment	—	—	112	280	—
Interest rate swap (income) expense	(2,335)	(2,088)	(2,393)	3,433	2,410
Impairment of broadcast licenses and long-lived assets	880	7,222	126,543	91,740	8,143
Depreciation and amortization	10,584	10,042	9,703	9,943	8,936
Loss on sale and disposal of property and equipment	3,521	611	1,807	3,506	—
Stock-based compensation expense	27	26	28	—	—
Less:
Discontinued operations, net of income taxes	—	—	(1,398)	(1,156)	(1,161)
(Gain) loss on note purchases and redemptions	—	(302)	(520)	(12,495)	1,182

Adjusted EBITDA	$27,703	$35,731	$34,646	$43,220	$43,844

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

In addition, we operate two television production facilities in Burbank, California that we use to produce our core programming for all of our television stations. We also have television production facilities in Houston and Dallas-Fort Worth, Texas, that allow us to produce programming in those markets as well. We have entered into time brokerage agreements with third parties for three of our radio stations.

We are also affiliated with television stations in various states serving 31 DMAs, including seven each in California and Texas, four in Florida, two each in Arizona, Nevada and Oklahoma, and one each in Georgia, Nebraska, New Mexico, New York, North Carolina, Oregon and Washington. We distribute our EstrellaTV programming to these stations and we share in the available advertising time to be sold on these affiliate stations while our EstrellaTV programming is broadcasting. Our EstrellaTV network broadcasts in 39 DMAs that comprise approximately 76% of U.S. Hispanic television households. In addition to the advertising time we retain, through our wholly owned national sales organization, Spanish Media Rep Team, we also sell national air time for the affiliates and earn a commission based on those sales. In addition, we syndicate and air on our owned and operated radio stations our popular radio morning show, El Show de Don Cheto, in 21 markets.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national (including network) advertising time on our owned and affiliated radio and television stations and the sale of time to brokered or infomercial customers on our radio and television stations. Since September 2009, we have begun generating advertising sales on our affiliated stations that broadcast our “EstrellaTV” network programming.

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

Our primary expenses are interest expense, programming and technical expenses, employee compensation, including commissions paid to our local and national sales staffs, promotion and selling expenses and general and administrative expenses. Our programming expenses for television consist of amortization of capitalized costs related to the production of original programming content, production of local and national newscasts and other daily programs and, to a lesser extent, the amortization of television programming content acquired from other sources. Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. Our senior discount notes mature in October 2013. We intend to pursue one or more alternative strategies in the future to meet our upcoming debt obligations, such as refinancing or restructuring our indebtedness, selling equity securities or selling assets.

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

Recent Acquisitions

WVFW-LD. In July 2011, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, as buyers, entered into an asset purchase agreement with Claro Communications, LTD., as seller, pursuant to which the buyers have agreed to acquire selected assets of low-power television station WVFW, licensed to Miami, Florida, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be approximately $0.8 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Such escrow amount is included in other assets in the accompanying consolidated balance sheet as of December 31, 2011. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. We expect to close this acquisition in the second quarter of 2012.

We generally experience lower operating margins for several quarters following the acquisition of radio and television stations. This is primarily due to the time it takes to fully implement our format changes, build our advertiser base and gain viewer or listener support.

Dispositions

KNTE-FM. In January 2012, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of Houston License LLC and Liberman Broadcasting of Houston LLC, as sellers, entered into an asset purchase agreement with KSBJ Educational Foundation, Inc., a Texas non-profit organization, as buyer, pursuant to which the buyer has agreed to acquire selected assets of radio station KNTE-FM, (96.9 FM, El Campo, Texas). The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) other equipment used to operate the station. The total sales price is expected to be approximately $2.1 million in cash, subject to certain adjustments, of which $0.2 million has been deposited into escrow. Consummation of the disposition is currently subject to customary closing conditions, including regulatory approval from the FCC. We expect to close this sale in the second quarter of 2012. The carrying value of KNTE-FM’s long lived assets including its FCC license was $0.7 million as of December 31, 2011.

KJOJ-AM. In January 2012, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of Houston License LLC and Liberman Broadcasting of Houston LLC, as sellers, entered into an asset purchase agreement with DAIJ Media, LLC, as buyer, pursuant to which the buyer has agreed to acquire selected assets of radio station KJOJ-AM, (Conroe, Texas, Facility No. 20625). The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) other equipment used to operate the station. The total sales price is expected to be approximately $1.0 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Consummation of the disposition is currently subject to customary closing conditions, including regulatory approval from the FCC. We expect to close this sale in the second quarter of 2012. The carrying value of KJOJ-AM’s long lived assets including its FCC license was $0.2 million as of December 31, 2011.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	$180,339	$180,339	$180,339
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net revenues:
Radio	$55,004	$59,949	$59,120
Television	62,516	55,787	43,801

Total	$117,520	$115,736	$102,921

Total operating expenses before gain on assignment of asset purchase agreement, gain on legal settlement, proceeds from insurance claim, depreciation and amortization, loss on sale and disposal of property and equipment, impairment of broadcast licenses and long-lived assets, and stock-based compensation expense:

Radio	$32,576	$33,288	$34,597
Television	58,596	48,316	33,678

Total	$91,172	$81,604	$68,275

Gain on assignment of asset purchase agreement:
Radio	$—	$(1,599)	$—
Television	—	—	—

Total	$—	$(1,599)	$—

Gain on legal settlement:
Radio	$(900)	$—	$—
Television	—	—	—

Total	$(900)	$—	$—

Proceeds from insurance claim:
Radio	$(262)	$—	$—
Television	(193)	—	—

Total	$(455)	$—	$—

Depreciation and amortization:
Radio	$5,238	$5,355	$4,841
Television	5,346	4,687	4,862

Total	$10,584	$10,042	$9,703

Loss on sale and disposal of property and equipment:
Radio	$223	$299	$182
Television	3,298	312	1,625

Total	$3,521	$611	$1,807

Impairment of broadcast licenses and long-lived assets:
Radio	$—	$39	$79,040
Television	880	7,183	47,503

Total	$880	$7,222	$126,543

Stock-based compensation expense:
Corporate	$27	$26	$28

Total	$27	$26	$28

Operating income (loss):
Radio	$18,129	$22,567	$(59,540)
Television	(5,411)	(4,711)	(43,867)
Corporate	(27)	(26)	(28)

Total	$12,691	$17,830	$(103,435)

Adjusted EBITDA (1):
Radio	$23,590	$28,260	$24,523

	$180,339	$180,339	$180,339
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Television	4,113	7,471	10,123
Corporate	—	—	—

Total	$27,703	$35,731	$34,646

Total assets:
Radio	$179,222	$180,339	$182,242
Television	117,351	117,867	101,450
Corporate	25,019	12,746	15,152

Total	$321,592	$310,952	$298,844

(1)	We define Adjusted EBITDA as net income or loss less discontinued operations, net of income taxes, plus provision for or benefit from income taxes, loss on sale and disposal of property and equipment, gain or loss on note purchases and redemptions, net interest expense and other income, interest rate swap expense or income, impairment of broadcast licenses and long-lived assets, depreciation and amortization, stock-based compensation expense, impairment of equity method investment and equity losses of equity method investment. We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Revenues. Net revenues increased by $1.8 million, or 1.5%, to $117.5 million for the year ended December 31, 2011, from $115.7 million in 2010. This change was primarily attributable to increased advertising revenue from our television segment, partially offset by a decline in our radio segment.

Net revenues for our radio segment declined by $4.9 million, or 8.2%, to $55.0 million for the year ended December 31, 2011, from $59.9 million for the same period in 2010. This change was primarily attributable to declines in advertising revenue in our Dallas, Houston and Los Angeles markets, partially offset by an increase in syndication revenues generated by our programs featuring Don Cheto.

Net revenues for our television segment increased by $6.7 million, or 12.1%, to $62.5 million for the year ended December 31, 2011, from $55.8 million in 2010. This increase was primarily attributable to increased revenue from our EstrellaTV national television network and a full year of revenue from our Denver station, KETD-TV that we acquired in June 2010 and began fully operating in the fourth quarter 2010.

We currently expect net revenue to increase in 2012 as compared to 2011 in both our radio and television segments, primarily due to projected improvements in the U.S. national and local economies, which we expect to result in increased advertising time sold and higher rates. We also expect our net revenues to benefit from the continued expansion of our EstrellaTV national television network.

Total operating expenses. Total operating expenses increased by $6.9 million, or 7.1%, to $104.8 million for the year ended December 31, 2011 from $97.9 million for the same period in 2010. This change was primarily attributable to:

(1)	a $5.0 million increase in program and technical expenses, which resulted from (a) an increase in amortization of capitalized costs related to the production of original programming content and (b) incremental costs related to our EstrellaTV network;

(2)	a $3.9 million increase in selling, general and administrative expenses primarily related to (a) additional costs related to the expansion of our EstrellaTV network, including additional sales staff and costs related to our advertising “upfront” presentations, (b) incremental costs related to our Denver station, KETD-TV, which began fully operating in the fourth quarter 2010, (c) a $0.7 million charge related to a legal settlement and (d) an increase in legal fees and employee related costs;

(3)	a $2.9 million increase in loss on disposal of property and equipment, primarily related to the disposal of certain analog television transmission equipment and obsolete television stage props and other equipment;

(4)	the absence in 2011 of the $1.6 million gain on assignment of the asset purchase agreement to acquire radio station KDES-FM; and

(5)	a $1.2 million increase in promotional expenses and depreciation and amortization expense.

These increases in total operating expenses were partially offset by (1) a $6.3 million decrease in broadcast licenses and long-lived asset impairment charges, (2) a $0.9 million gain related to a certain legal settlement and (3) the $0.5 million proceeds received from an insurance claim.

Total operating expenses for our radio segment decreased by $0.5 million, or 1.3%, to $36.9 million for the year ended December 31, 2011, from $37.4 million in 2010. This change was primarily attributable to (1) a $0.9 million gain related to a certain legal settlement, (2) a $0.9 million decrease in promotional expenses, (3) $0.3 million of proceeds received from an insurance claim, (3) a $0.1 million decrease in loss on disposal of property and equipment and depreciation and amortization expense, and (4) a $0.1 million decrease in selling, general and administrative expenses. These decreases were partially offset by (1) a $1.6 million decrease in gain on assignment of the asset purchase agreement to acquire radio station KDES-FM, and (2) a $0.2 million increase in program and technical expenses and promotional expenses.

Total operating expenses for our television segment increased by $7.4 million, or 12.3%, to $67.9 million for the year ended December 31, 2011, from $60.5 million for the same period in 2010. This change was primarily attributable to:

(1)	a $4.7 million increase in program and technical expenses, which resulted from (a) an increase in amortization of capitalized costs related to the production of original programming content and (b) incremental costs related to our EstrellaTV network;

(2)	a $4.0 million increase in selling, general and administrative expenses primarily related to (a) additional costs related to the expansion of our EstrellaTV network, including additional sales staff and costs related to our advertising “upfront” presentations, (b) incremental costs related to our Denver station, KETD-TV, acquired in June 2010, which began fully operating in the fourth quarter 2010, (c) a $0.7 million charge related to a legal settlement and (d) an increase in legal fees and employee related costs;

(3)	a $3.0 million increase in loss on disposal of property and equipment, primarily related to the disposal of certain analog television transmission equipment and obsolete television stage props and other equipment;

(4)	a $1.6 million increase in promotional expenses; and

(5)	a $0.6 million increase in depreciation and amortization expense.

These increases were partially offset by (1) a $6.3 million decrease in broadcast license and long-lived asset impairment charges, and (2) a $0.2 million proceeds received from an insurance claim.

We currently anticipate that our total operating expenses, before consideration of any impairment charges, will increase in 2012 as compared to 2011. We anticipate higher programming costs for our television segment and increased personnel and promotional expenses relating to the expansion of our EstrellaTV network. This expectation could be impacted by the number and size of additional radio and television assets that we acquire, if any, during 2012.

Gain on note purchases. During the year ended December 31, 2010, we purchased approximately $3.6 million, aggregate principal amount of our outstanding 11% senior discount notes in open market transactions. We purchased these notes at discounts to face value, and accordingly recorded a pre-tax gain of approximately $0.3 million during the year ended December 31, 2010. We did not purchase any 11% senior discount notes in 2011. See “Liquidity and Capital Resources—Senior Discount Notes”.

Interest expense and interest and other income, net. Interest expense and other income, net, increased by $13.0 million, or 39.3%, to $46.1 million for the year ended December 31, 2011, from $33.1 million for the corresponding period in 2010, as a result of the March 2011 refinancing of LBI Media’s former senior secured credit facilities that were scheduled to mature in March 2012, with $220.0 million of 9 1/4% senior secured notes and LBI Media’s new $50.0 million senior secured revolving credit facility. This transaction resulted in (1) the write-off of $1.0 million of deferred financing costs associated with LBI Media’s former senior credit facilities and (2) higher weighted average interest rates and outstanding balances on our long-term debt.

Our interest expense may increase in 2012 if we borrow additional amounts under LBI Media’s senior secured revolving credit facility to fund operations or acquire additional radio or television station assets, or if we incur additional long-term debt.

Interest rate swap income (expense). Interest rate swap income was $2.3 million for the year ended December 31, 2011, as compared to income of $2.1 million for 2010, a change of $0.2 million. Interest rate swap income reflects changes in the estimated fair market value of our interest rate swap during the respective period.

Provision for (benefit from) income taxes. During the year ended December 31, 2011, we recorded income tax expense of $1.9 million as compared to $2.1 million for the same period in 2010.

Net loss. We recognized a net loss of $33.0 million for the year ended December 31, 2011, as compared to a net loss of $14.9 million for the same period of 2010, a change of $18.1 million. The change was primarily attributable to a $13.1 million increase in interest expense and a $5.0 million increase in program and technical expenses primarily related to the amortization of capitalized costs of original programming and other factors noted above.

Adjusted EBITDA. Adjusted EBITDA decreased by $8.0 million, or 22.5%, to $27.7 million for the year ended December 31, 2011, as compared to $35.7 million for the same period in 2010. This change was primarily attributable to the increase in program and technical expenses and the increase in selling, general and administrative expenses as noted above.

Adjusted EBITDA for our radio segment decreased by $4.6 million, or 16.5%, to $23.6 million for the year ended December 31, 2011, as compared to $28.2 million in 2010. The decrease was primarily the result of the decrease in net revenues.

Adjusted EBITDA for our television segment decreased by $3.4 million, or 45.0%, to $4.1 million for the year ended December 31, 2011, from $7.5 million for the same period in 2010. This decrease was primarily the result of higher program and technical costs and selling, general and administrative expenses, partially offset by an increase in advertising revenues.

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

Gain on note purchases. During the years ended December 31, 2010 and 2009, we purchased approximately $3.6 million and $1.0 million, respectively, aggregate principal amount of our outstanding 11% senior discount notes in open market transactions. We purchased these notes at discounts to face value, and accordingly recorded a pre-tax gain of approximately $0.3 million and $0.5 million during the years ended December 31, 2010 and 2009, respectively. See “Liquidity and Capital Resources—Senior Discount Notes”.

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

For a reconciliation of Adjusted EBITDA to net (loss) income, see footnote (2) under “Item 6. Selected Financial Data.”

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations and available borrowings under LBI Media’s $50.0 million senior secured revolving credit facility. Because we are highly leveraged, we dedicate a substantial portion of available cash to pay principal and interest on outstanding debt. Given the challenges in the current economic environment related to advertising revenue growth and our continued investment in television programming content, we have recently experienced high levels of cash used in operating activities. As a result of these conditions, and in light of the recurring debt service obligations we may need to pursue one or more alternative strategies to pay our debts, such as, reduction of operating expenses, refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. Because LBI Media has also pledged substantially all of its assets to its existing lender and holders of LBI Media’s senior secured notes, we may not be able to refinance our existing debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate net revenues. We have available borrowing capacity under LBI Media’s senior secured revolving credit facility which we believe will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months.

LBI Media’s Senior Secured Revolving Credit Facility. In March 2011, LBI Media refinanced its prior $150.0 million senior secured revolving credit facility and $110.0 million senior secured term loan facility with $220.0 million in senior secured notes (discussed below) and a $50.0 million senior secured revolving credit facility pursuant to a new credit agreement. The senior secured revolving credit facility includes a $7.5 million swing line sub-facility and allows for letters of credit up to the lesser of $5.0 million or the available remaining revolving commitment amount. There are no scheduled reductions of commitments under the senior secured revolving credit facility. The senior secured revolving credit facility matures in March 2016.

Borrowings under the senior secured revolving credit facility bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin. The base rate will be the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the senior secured revolving credit facility is 3.75% per annum for base rate loans and 4.75% per annum for LIBOR loans. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under the senior secured revolving credit facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, LBI Media will pay quarterly in arrears an unused commitment fee of 0.75% per annum.

The senior secured revolving credit facility is guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Borrowings under the senior secured revolving credit facility are secured by substantially all of the assets of LBI Media and the guarantors (other than the assets of our indirect, wholly owned subsidiary, Empire Burbank Studios, LLC, or Empire), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. The senior secured revolving credit facility also contains customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the senior secured revolving credit facility. Under the senior secured revolving credit facility, LBI Media must also maintain its material FCC licenses and maintain an amount of revolver facility indebtedness (which, as defined in the credit agreement, includes only amounts outstanding under LBI Media’s senior secured revolving credit facility and does not include LBI Media’s senior secured notes and the mortgage notes of Empire) that would not result in a ratio of revolver facility debt to EBITDA (as defined in the credit agreement) of more than 3.5 to 1.0. As of December 31, 2011, LBI Media was in compliance with all such covenants.

In connection with LBI Media’s entry into the credit agreement relating to the senior secured revolving credit facility and the indenture relating to its 9¼% senior secured notes, LBI Media and the guarantors of the senior secured revolving credit facility and its 9¼% senior secured notes also entered into a collateral trust and intercreditor agreement, or the Intercreditor Agreement. The Intercreditor Agreement defines the relative rights of the lenders under the senior secured revolving credit facility and the holders of the 9¼% senior secured notes with respect to the collateral securing LBI Media’s and the guarantors’ respective obligations under the senior secured revolving credit facility and the 9¼% senior secured notes. Pursuant to the Intercreditor Agreement, amounts received upon the sale of collateral securing the senior secured revolving credit facility and the 9¼% senior secured notes following an event of default will be applied first to repay indebtedness under the senior secured revolving credit facility and then to repay indebtedness under the 9¼% senior secured notes and any future indebtedness sharing priority with the 9¼% senior secured notes with respect to such repayments.

The indenture governing LBI Media’s 8 1/2% senior subordinated notes prohibits borrowing under the senior secured revolving credit facility, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes (discussed below) earlier than one year prior to their stated maturity.

As of December 31, 2011, no amounts were outstanding under the senior secured revolving credit facility. Since December 31, 2011, LBI Media has borrowed, net of repayments, approximately $5.4 million under its senior secured revolving credit facility.

LBI Media’s 9 1/4% Senior Secured Notes due 2019. In March 2011, LBI Media issued approximately $220.0 million aggregate principal amount of 9 1/4% senior secured notes due 2019. The 9 1/4% senior secured notes were sold at 98.594% of the principal amount, resulting in gross proceeds of approximately $216.9 million. LBI Media used the net proceeds to repay all outstanding borrowings under its prior $150.0 million senior secured revolving credit facility and $110.0 million senior secured term loan.

The 9 1/4% senior secured notes are guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Subject to certain exceptions and permitted liens, the 9 1/4% senior secured notes and the guarantees are secured on a first priority basis, along with indebtedness under LBI Media’s senior secured revolving credit facility, by liens on substantially all of LBI Media’s and the guarantors’ assets (other than the assets of Empire), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. As discussed above, pursuant to the Intercreditor Agreement, amounts received upon sale of the collateral securing the 9 1/4% senior secured notes following an event of default will be applied first to repay indebtedness under LBI Media’s senior secured revolving credit facility and then to repay indebtedness under the 9 1/4% senior secured notes and any future indebtedness sharing priority with the 9 1/4% senior secured notes with respect to such repayments.

The 9 1/4% senior secured notes bear interest at a rate of 9 1/4% per annum. Interest payments are made on a semi-annual basis each April 15 and October 15, and payments commenced on October 15, 2011. The 9 1/4% senior secured notes will mature in April 2019. LBI Media may redeem the 9 1/4% senior secured notes at any time on or after April 15, 2015 at redemption prices on redemption dates specified in the indenture governing the notes, plus accrued and unpaid interest. At any time prior to April 15, 2015, LBI Media may redeem some or all of its 9 1/4% senior secured notes at a redemption price equal to a 100% of the principal amount of the 9 1/4% senior secured notes plus a “make-whole” amount specified in the indenture. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the 9 1/4% senior secured notes with the net proceeds from certain equity offerings completed prior to April 15, 2015 at a redemption price of 109.25% of the principal amount of the 9 1/4% senior secured notes, plus accrued and unpaid interest, if any; provided that at least 65% of the aggregate principal amount of all 9 1/4% senior secured notes remain outstanding immediately after such redemption, subject to certain exceptions, and that such redemption occurs within 90 days of the date of closing of any such equity offering.

In addition, upon a change of control, as defined in the indenture governing the 9 1/4% senior secured notes, LBI Media must make an offer to repurchase all of the outstanding 9 1/4% senior secured notes, at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest.

The indenture governing the 9 1/4% senior secured notes contains customary covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make investments and other restricted payments; (iv) incur liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets; (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are allowed to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. LBI Media may also incur certain additional senior secured debt so long as after giving effect to the granting of such additional senior secured debt, LBI Media’s consolidated secured leverage ratio (as defined in the indenture) does not exceed (i) 4.0 to 1.0 (excluding certain subordinated and junior secured indebtedness) in the case of certain senior secured debt or other indebtedness of LBI Media or any of its subsidiaries (except Empire) that are pari passu with LBI Media’s 9¼% senior secured notes and other senior secured debt or (ii) 5.0 to 1.0 in the case of secured indebtedness that is subordinated or junior to LBI Media’s 9¼% senior secured notes and other senior secured debt. As of December 31, 2011, LBI Media was in compliance with all such covenants.

The indenture governing the 9 1/4% senior secured notes and the related security agreement provide for customary events of default (subject in certain instances to cure periods and dollar thresholds), including but not limited to the failure to make payments of interest or premium, if any, on or principal of, the 9 1/4% senior secured notes, the failure to comply with certain covenants for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the outstanding 9 1/4% senior secured notes may become due and payable immediately.

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

The indenture governing the 8½% senior subordinated notes contains restrictive covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock, (iii) make investments and other restricted payments, (iv) incur certain liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets, (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. The indenture governing LBI Media’s 8 1/2% senior subordinated notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 8  1/2% senior subordinated notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 8  1/2% senior subordinated notes. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of December 31, 2011, LBI Media was in compliance with all such covenants.

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

In 2010 and 2009 we purchased approximately $3.6 million and $1.0 million, respectively, in aggregate principal amount of our senior discount notes. These purchases were conducted in various open market transactions at purchase prices of 91.5% and 48.0% of the principal amount in 2010 and 2009, respectively. As a result of these and prior purchases, the total principal amount due to noteholders other than LBI Media Holdings was $41.8 million as of December 31, 2011. We did not purchase any 11% senior discount notes in 2011.

The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. All of these covenants are subject to a number of important limitations and exceptions. For example, we and our restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as our leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of December 31, 2011, LBI Media Holdings was in compliance with all such covenants. Our senior discount notes are structurally subordinated to LBI Media’s senior secured revolving credit facility and LBI Media’s 9 1/4% senior secured notes and 8  1/2% senior subordinated notes.

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

The following table summarizes our various levels of indebtedness at December 31, 2011:

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest Rate
LBI Media, Inc.	$50 million senior secured revolving credit facility	$— (1)	March 18, 2016	LIBOR or base rate, plus an applicable margin
LBI Media, Inc.	Senior secured notes	$220.0 million aggregate principal amount at maturity	April 1, 2019	9.25%
LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%
LBI Media Holdings, Inc.	Senior discount notes	$68.4 million(2)	October 15, 2013	11%
Empire Burbank Studios LLC	Mortgage note	$1.6 million	July 1, 2019	5.52%

(1)	LBI Media has borrowed, net of repayments, approximately $5.4 million under its senior secured revolving credit facility since December 31, 2011.
(2)

In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount due to noteholders, other than LBI Media Holdings, was $41.8 million as of December 31, 2011. We did not purchase any 11% senior discount notes in 2011.

Cash Flows. Cash and cash equivalents were $1.2 million, $0.3 million, and $0.2 million at December 31, 2011, 2010, and 2009, respectively.

Net cash flow used by operating activities was $21.3 million, $1.0 million, and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in our net cash flow used by operating activities during the year ended December 31, 2011 as compared to 2010 was primarily attributable to an increase in higher television programming payments and incremental costs related to our EstrellaTV television network. The decrease in our net cash flow used by operating activities during the year ended December 31, 2010 as compared to 2009 was primarily attributable to an increase in advertising revenues offset by higher television programming payments.

Net cash flow used in investing activities was $9.7 million, $22.0 million, and $3.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Net cash flow used in investing activities in 2011 reflects $10.0 million in capital expenditures, consisting primarily of fixed asset purchases related to the build-out of our new television production facility in Burbank, California. These increases were partially offset by the receipt of $0.3 million of payments received on certain notes receivable.

Net cash flow used in investing activities in 2010 reflects approximately $13.7 million in cash used to consummate the asset acquisitions of television stations WASA-LP in New York, KETD-TV (formerly KWHD-TV) in Denver, Colorado, and WESV-LP (formerly W40BY) in Chicago, Illinois. Net cash used in investing activities also reflects approximately $11.5 million in capital expenditures, of which approximately $5.0 million relates to the acquisition of our new television production facility in Burbank, California, in December 2010. These increases were partially offset by $1.7 million in net cash proceeds relating to the assignment of the asset purchase agreement of KDES. See “—Acquisitions”.

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

Net cash flow provided by financing activities was $31.9 million, $23.1 million, and $5.0 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Net cash flows provided by financing activities in 2011 primarily resulted from the net proceeds from the issuance of LBI Media’s 9 1/4% senior secured notes, after the repayment of LBI Media’s former senior credit facilities and transaction costs.

Net cash flows provided by financing activities in 2010 resulted primarily from net bank borrowings of $26.4 million partially offset by $3.3 million in cash used to purchase a portion of our outstanding senior discount notes in open market transactions.

Net cash flow provided by financing activities in 2009 resulted primarily from net bank borrowings of $5.6 million.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short-and long-term liquidity. At December 31, 2011, such obligations and commitments were LBI Media’s senior secured revolving credit facility, 9 1/4% senior secured notes and 8  1/2% senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries, our operating leases and our Nielsen network ratings contract (for a description of this contract, see Note 6 “Commitments and Contingencies—Ratings Services” in our accompanying consolidated financial statements) as follows (in millions):

	Payments Due by Period from December 31, 2011
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$771.1	$44.7	$126.5	$80.1	$519.8
Operating leases	15.5	1.8	3.2	2.8	7.7
Nielsen network ratings contract	8.4	4.2	4.2	—	—

Total contractual cash obligations	$795.0	$50.7	$133.9	$82.9	$527.5

The above table includes principal and interest payments under our debt agreements based on our interest rates and principal balances as of December 31, 2011 and assumes no additional borrowings or unscheduled principal payments on LBI Media’s senior secured revolving credit facility until the facility matures in March 2016 and no unscheduled principal payments on LBI Media’s senior secured notes or senior subordinated notes or our senior discount notes.

Expected Use of Cash Flows. We believe that our cash on hand and borrowings under LBI Media’s senior secured revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and available borrowings (namely the senior secured revolving credit facility as of December 31, 2011). We expect to use cash to fund the purchase price for the selected assets of television station WVFW-LD within the next twelve months.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2011. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA.” Adjusted EBITDA consists of net income or loss less discontinued operations, net of income taxes, plus provision for or benefit from income taxes, loss on sale and disposal of property and equipment, gain or loss on note purchases and redemptions, net interest expense and other income, interest rate swap expense or income, impairment of broadcast licenses and long-lived assets, depreciation and amortization, stock-based compensation expense, impairment of equity method investment and equity losses of equity method investment. The term, as we define it, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with GAAP.

Management considers the measure an important indicator of our financial performance, as it eliminates the effects of the company’s discontinued operations, certain non-cash items and the company’s capital structure. In addition, it provides useful information to investors regarding our financial condition and results of operations and our historical ability to service debt. The measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with GAAP, such as cash flows from operating activities, operating income or loss and net income or loss.

We believe Adjusted EBITDA is useful to an investor in evaluating our financial performance because:

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 8.9% of our outstanding receivables. However, our allowances for doubtful accounts have increased over the past several years from this historical average due to expansion into new markets and the recent downturn in the U.S. national and local economies. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3.0% of our outstanding receivables as of December 31, 2011, from 12.4% to 15.4%, or $3.6 million to $4.5 million, would result in a decrease in pre-tax income of $0.9 million for the year ended December 31, 2011.

Television program costs

Costs incurred for the production of our original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. GAAP sets forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. We have determined, based on an evaluation of historical programming data, that certain of our television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, began capitalizing television production costs for certain of our programming, and amortizing those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which we do not believe have a useful life beyond the initial airing, or do not have revenue directly attributed to production, are expensed as incurred. For episodic television series, costs are expensed for each episode as we recognize the related revenue for the episode. Approximately $13.7 million and $9.3 million of original television programming costs were capitalized as of December 31, 2011 and 2010, respectively.

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

Television program rights acquired from third-party vendors are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the next year and program rights payable due within one year are classified as current assets and current liabilities, respectively. Approximately $2.0 million and $1.6 million of acquired program costs were capitalized as of December 31, 2011 and 2010, respectively.

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

In connection with ASC 360 “Property, Plant, and Equipment”, the carrying value of property and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television asset groups for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value of these assets, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. The fair market value of the assets is determined by using current broadcasting industry equipment prices, solicited current market data from dealers of used broadcast equipment and used equipment price lists, catalogs and listings in trade magazines and publications.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-4”). The guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. ASU 2011-4 is effective during interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of this standard on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 (subsequently amended by ASU 2011-12) to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011. We are currently evaluating the impact of this accounting standard update on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents, changes in interest rates related to future borrowings under LBI Media’s senior secured revolving credit facility and changes in the fair value of LBI Media’s 9 1/4% senior secured notes and its 8   1/2% senior subordinated notes and our senior discount notes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.

In July 2006, we entered into a fixed-for-floating interest rate swap to hedge the underlying interest rate risk on the expected outstanding balance of our old term loan facility over time. Pursuant to the terms of this interest rate swap, we were paying a fixed rate of 5.56% on the $80.0 million notional amount and receive payments based on LIBOR. In November 2009, the notional amount of the swap was reduced to $60.0 million and remained at that level for the remainder of the swap contract. This swap fixed the interest rate at 7.56% (including the applicable margin) and terminated in November 2011.

We accounted for our interest rate swap in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”). As noted above, the effect of the interest rate swap was to fix the interest rate at 7.56% on our variable rate borrowings (including the applicable margin). However, changes in the fair value of the interest rate swap for each reporting period have been recorded in interest rate swap income (expense) in the accompanying consolidated statements of operations because the interest rate swap did not qualify for hedge accounting.

We measured the fair value of our interest rate swap on a recurring basis pursuant to ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three tiers are: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions. We categorized this swap contract as Level 2.

The fair value of our interest rate swap was a liability $3.1 million at December 31, 2010. The fair value of the interest rate swap represented the present value of the expected future cash flows estimated to be received from or paid to a marketplace participant of the instrument. It is valued using inputs including broker dealer quotes, adjusted for non-performance risk, based on valuation models that incorporate observable market information and are classified within Level 2 of the fair value hierarchy. We are not exposed to the impact of foreign currency or commodity price fluctuations.

The fair value of our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, we estimated that the market value of our fixed rate debt would have decreased by approximately $20.1 million at December 31, 2011. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, we estimated it would have resulted in an increase in market value of approximately $21.2 million at December 31, 2011. Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the foregoing, our Chief Executive Officer and President and our Chief Financial Officer have concluded that, our disclosure controls and procedures were not effective as of December 31, 2011 due to a material weakness in internal controls over financial reporting as identified and discussed below.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011 due to a material weakness in internal controls as identified and discussed below.

A material weakness is “a deficiency, or a combination of deficiencies (within the meaning of PCAOB Auditing Standard No. 5), in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.”

As of December 31, 2011, we identified a material weakness in our internal control over financial reporting because we did not maintain effective controls over the identification of and accounting for impairment of property and equipment. Specifically, we did not have adequate processes to identify and evaluate impairment indicators related to property and equipment that had been taken out of service. In addition, until remediated, this material weakness could result in a misstatement in the property and equipment and impairment of long-lived assets accounts that would result in a material misstatement to our interim or annual consolidated financial statements and disclosures that would not be prevented or detected.

As a result of the material weakness described above, and because such deficiencies were not remediated in 2011, our management has concluded that, as of December 31, 2011, our internal control over financial reporting was not effective.

The annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Notwithstanding the existence of this material weakness in internal controls, we believe that the consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, our consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholder’s (deficiency) equity, and cash flows for the years ended December 31, 2011, 2010 and 2009 in conformity with GAAP.

Changes in Internal Control over Financial Reporting

The following were changes in our internal control over financial reporting that occurred during the fourth quarter ending December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Income taxes

During 2011, we completed the remediation efforts that gave rise to the material weakness we initially identified in 2009 relating to our accounting for income taxes.

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

Since the above material weakness was identified, we undertook an evaluation of our available resources and personnel deployed for accounting for income taxes, and made the necessary changes to our processes as required. Specifically, during 2011, we made key changes to the responsibilities of certain of the finance department’s personnel responsible for the preparation and review of the tax provision, and also implemented a more formal supervision and review processes both internally and with our outside tax advisors.

Impairments of property and equipment

We are in the process of addressing and remediating the deficiencies that gave rise to the material weakness in connection with the reporting of impairments of property and equipment. Since the above material weakness was identified, we have undertaken an evaluation of our processes over the identification of and accounting for impairment of property and equipment. However, all of the deficiencies have not been remediated as of the date of this filing. The material weaknesses will not be fully remediated until, in the opinion of our management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness.

Other Changes in Internal Controls in Internal Control over Financial Reporting

Other than as described above, there have been no other changes in our internal control over financial reporting during the fourth quarter ending December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to December 31, 2011, we had a change in our management due to the resignation of our Chief Financial Officer, Wisdom Lu, on January 20, 2012. Frederic T. Boyer, formerly our Senior Vice President and Co-Chief Financial Officer was named Senior Vice President and Chief Financial Officer, and is signing this report on Form 10-K as the Principal Financial Officer and Principal Accounting Officer.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our current directors, executive officers and key non-executive employees:

Name	Position	Age*
Directors and Executive Officers

Jose Liberman	Co-Founder, Chairman, and Director	86
Lenard D. Liberman	Co-Founder, Chief Executive Officer, President, Secretary and Director	50
Frederic T. Boyer	Chief Financial Officer	67
Winter Horton	Chief Operating Officer and Director	46
William G. Adams	Director	72
Bruce A. Karsh	Director	56
Terence M. O’Toole	Director	53

Key Non-Executive Employee

Eduardo Leon	Executive Vice-President, Radio Programming	47

*	All ages are as of December 31, 2011

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

Frederic T. Boyer became our Senior Vice President and Chief Financial Officer in January 2012. Mr. Boyer joined us in December 2011 as our Senior Vice President and Co-Chief Financial Officer. Previously, Mr. Boyer was the Chief Financial Officer of DataDirect Networks, a data storage infrastructure provider, from 2009 to 2011. At DataDirect Networks, Mr. Boyer was responsible for accounting, finance, information technology, human resources and legal matters. Previously, he served as Senior Vice President, Chief Financial Officer and Corporate Secretary of Optical Communication

Products, Inc., a designer and manufacturer of fiber optic components, from 2006 to 2008, where he was responsible for various financial and non-financial functions, including Sarbanes-Oxley compliance, SEC reporting, contract administration, insurance matters and investor relations. Prior to joining Optical Communication Products, Mr. Boyer was Vice President and Chief Financial Officer of Qualstar Corporation, a data storage solutions company, from 2002 to 2006. Mr. Boyer is currently the Treasurer, Chairman of the Finance Committee and a member of Audit Committee of the Board of Directors of WISE & Healthy Aging, a nonprofit organization. Mr. Boyer holds an M.B.A. from Loyola Marymount University, a B.S. in Accounting from California State University, Los Angeles, and a B.S. in Economics from California State Polytechnic University, Pomona.

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

William G. Adams was designated as a member of our board of directors in March 2007. He has also served on the boards of directors of Liberman Broadcasting, Inc. and LBI Media since March 2007. In addition, Mr. Adams has served on the board of directors of Valentine Enterprises, Inc., a manufacturer of powder products, since 1979. He was Of Counsel to O’Melveny & Myers LLP, a global law firm, from February 2000 to February 2004, where he had been a partner from October 1979 to February 2000. We believe that Mr. Adams’ experience as a corporate attorney at O’Melveny & Myers LLP for more than 20 years makes him a valuable resource on our board of directors.

Bruce A. Karsh was designated as a member of our board of directors in March 2007. He has also served on the boards of directors of Liberman Broadcasting, Inc. and LBI Media, Inc. since March 2007. Mr. Karsh has served on the board of directors of Oaktree Capital Group, LLC, a global alternative and non-traditional investment manager, since 2007. In addition, he has served on the board of directors of Charter Communications, Inc., a telephone, cable television and internet service provider, since 2009. Previously, he served on the board of directors of Littelfuse, Inc., a developer of circuit protection products, from 1991 to 2007. He has served as a trustee on Duke University’s board of trustees since 2003 and on the board of directors of Duke University’s investment management company, DUMAC, LLC since 2002 and as chairman of its board since 2005. Since 1995, Mr. Karsh has served as President and co-founder of Oaktree Capital Management, L.P. (“Oaktree”), formerly Oaktree Capital Management, LLC. Prior to co-founding Oaktree, Mr. Karsh was a Managing Director of Trust Company of the West (“TCW”) and its affiliate, TCW Asset Management Company, and the portfolio manager of the Special Credits Funds for seven years. Prior to joining TCW, Mr. Karsh worked as Assistant to the Chairman of Sun Life Insurance Company of America and of SunAmerica, Inc., its parent. Prior to that, he was an attorney with the law firm of O’Melveny & Myers. We believe that Mr. Karsh’s diverse work experience, as well as service on the boards of various entities, makes him an important contributor to our board of directors.

In addition, Oaktree-managed investment funds, or their respective affiliates, are the largest holders of senior loan claims (along with JPMorgan Chase Bank, N.A. and certain of its affiliates and Angelo, Gordon & Co., L.P. or certain of its affiliates) of Tribune Company. Given the large percentage of equity allocated to the senior loan claims under each of the plans of reorganization before the bankruptcy court in the Tribune Company bankruptcy proceeding, Oaktree has calculated that, upon Tribune Company’s emergence from bankruptcy, Oaktree-affiliated entities will qualify to hold, in the aggregate, more than 5% of the Tribune Company new common stock upon emergence, which will be issued to an entity called Oaktree Tribune, L.P. As a result, Oaktree Capital Group Holdings GP, LLC, through its affiliated funds and accounts, will have an attributable interest in Tribune Company. Given that a breach of the FCC’s multiple and cross-ownership rules would arise if Oaktree has an attributable interest in both Tribune Company and Liberman Broadcasting, Oaktree has agreed in its FCC filings filed in connection with the Tribune Company reorganization that it will become non-attributable in Liberman Broadcasting by having Mr. Karsh cease to serve as our director and as a director of our parent and LBI Media upon Tribune Company’s emergence from bankruptcy.

Terence M. O’Toole was designated as a member of our board of directors in March 2007. He has also served on the boards of directors of Liberman Broadcasting and LBI Media since March 2007. He has been a member of the board of managers of Skyway Towers Holdings, LLC, a wireless communications tower developer, since 2005. In addition, since 2007, Mr. O’Toole has been a member of the board of managers of EGI Holdings, LLC, an investment holding company whose subsidiary, Enesco LLC is a manufacturer and distributor of home and garden products. Mr. O’Toole has been a member of the board of directors of R360 Environmental Solutions, Inc., an oilfield environmental solutions company, since 2010. Since 2011, Mr. O’Toole has been the Chairman of Villanova University’s Board of Trustees, and has been a member of its Board of Trustees since 2000. He was also a member of the Board of Trustees of the Pingry School from 2005 to 2011. Mr. O’Toole currently serves and has served as the Executive Vice President of Tinicum Incorporated, a private investment management company, since 2006, and is a co-managing member of Tinicum Lantern II L.L.C. and Tinicum Lantern III L.L.C. which serve as the general partners of several affiliated private investment funds. Mr. O’Toole was a partner and managing director of Goldman, Sachs & Co. from 1992 until 2005. We believe that Mr. O’Toole’s experience, in particular at Goldman, Sachs & Co., provides a unique perspective and useful insight to our board with respect to our growth strategy and strategic initiatives.

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

Board Composition

Our board of directors is currently composed of six directors, each of whom have an annual term. We have one vacant board member seat that may be filled solely by the holders of Class B common stock of Liberman Broadcasting as described below.

In connection with the sale of Liberman Broadcasting’s Class A common stock on March 30, 2007, Liberman Broadcasting and the stockholders of Liberman Broadcasting entered into an investor rights agreement. Pursuant to that investor rights agreement, Liberman Broadcasting, our sole shareholder, must elect the directors that have been designated as board members of Liberman Broadcasting to our board of directors. Affiliates of Oaktree Capital Management LLC that hold Class A common stock of Liberman Broadcasting have the right to designate one director to Liberman Broadcasting’s board of directors. Tinicum Capital Partners II, L.P. and its affiliates that hold Class A common stock of Liberman Broadcasting have the right to designate one director to Liberman Broadcasting’s board of directors. The holders of Class B common stock of Liberman Broadcasting have the right to designate up to five directors to Liberman Broadcasting’s board of directors. As a result, Liberman Broadcasting must elect these seven designees as members of our board of directors. Since March 30, 2007, Bruce A. Karsh and Terence M. O’Toole have been designated by affiliates of Oaktree Capital Management and Tinicum Capital Partners II, respectively. The holders of our parent’s Class B common stock have designated Jose Liberman, Lenard Liberman, Winter Horton and William G. Adams.

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

We use various elements of compensation to reward performance. Our named executive officers identified below are provided with a basic level of compensation for assuming and performing their responsibilities. We consider long-term and equity incentives on a case by case basis. As discussed below, we have employment agreements, but not with all of our named executive officers. We have not offered employment agreements to Jose Liberman or Lenard Liberman because each of them has a substantial equity stake in our parent company; thus their short- and long-term interests are aligned with those of our company.

Because we do not have equity securities listed on a national securities exchange, we are not required to have a compensation committee and our board of directors has the responsibility for establishing, implementing and monitoring adherence with our compensation philosophy.

Role of Named Executive Officers in Compensation Decisions

As of December 31, 2011, our five named executive officers were Jose Liberman, our Chairman, Lenard Liberman, our Chief Executive Officer and President, Winter Horton, our Chief Operating Officer, Frederic T. Boyer, our Senior Vice President and Chief Financial Officer, and Wisdom Lu, our former Chief Financial Officer. Except for Ms. Lu and Mr. Boyer, all of our named executive officers also serve as members of our board of directors. Effective as of January 20, 2012, Ms. Lu resigned from her position as our Chief Financial Officer.

Our board of directors is responsible for determining the compensation of our executive officers. Because Messrs. J. Liberman, L. Liberman and Horton are also members of our board of directors, each of them participated in the decisions concerning their own compensation for the year ended December 31, 2011. In his role as our Chief Executive Officer and President, Mr. L. Liberman provides recommendations with respect to the compensation of our executive officers other than himself. Our board of directors considers the recommendations of Mr. L. Liberman in determining the compensation of our executive officers and gives significant credence to such recommendations.

Goals of the Compensation Program and Setting Executive Compensation

We attempt to align compensation paid to our named executive officers with the value that they achieve for our direct and indirect stockholders. While we offer all five elements of our compensation program described below under “Elements of our Compensation Program,” we focus primarily on the base salary and long-term incentives because we believe these elements are the most critical and influential to attract, retain, and motivate executives with the skill sets necessary to maximize stockholder value.

When making compensation decisions, our board of directors informally considers competitive market practices with respect to the salaries and total compensation of our named executive officers. In doing so, the board reviews the overall compensation of executive officers of companies that are in the radio and television industry and are located within our general geographic market areas. Specifically, the board considers the following companies our peers for executive compensation purposes: Beasley Broadcast Group Inc., Citadel Broadcasting Corp., Cox Radio Inc., Crown Media Holdings Inc., Cumulus Media Inc., Emmis Communications Corp., Entercom Communications Corp., Entravision Communications Corp., and Saga Communications Inc. However, while the board reviews the compensation practices of our peers, it is only one factor the directors consider in establishing compensation, and they have not made use of any formula incorporating such data or targeted compensation at any particular level relative to the peer group.

In setting compensation for 2011, the board used a strategy that employed a subjective approach. In determining whether to increase or decrease compensation for our named executive officers, the board of directors generally considers the performance of the named executive officer, any increases or decreases in the named executive officer’s responsibilities, roles of the named executive officer, our business needs for the named executive officer, and the recommendations of our Chief Executive Officer and President, Lenard Liberman.

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

Elements of our Compensation Program

For the year ended December 31, 2011, our total compensation package for our named executive officers consisted primarily of the following components:

•	base salary;

•	bonus;

•	long-term incentive compensation;

•	perquisites and other personal benefits; and

•	severance arrangements.

Each element of compensation is considered separately and we do not generally take into account amounts realized from prior periods. Our goal is to provide a total compensation package that we believe our named executive officers and our direct and indirect stockholders will view as fair and equitable. The form and amount for each element of compensation is determined on a case-by-case basis. Accordingly, our determination of compensation for each named executive officer is not a mechanical or formulaic process, and our board of directors has used its judgment and experience to determine the appropriate mix of compensation for each individual named executive officer.

In connection with the sale of our parent’s Class A common stock to third party investors, our parent, Liberman Broadcasting, Inc., and its stockholders entered into an investor rights agreement on March 30, 2007. Pursuant to this investor rights agreement, as amended, the consent of certain minority stockholders of Liberman Broadcasting, Inc. is required to make certain changes in the compensation arrangements with Jose Liberman or Lenard Liberman. No changes that would require consent have been made or proposed.

Base Salary—We provide each named executive officer and other employees with a base salary that we believe is both competitive for their role and fairly compensates them for services rendered during the fiscal year. Subject to the terms of any employment agreement, the board of directors reviews the base salary for each of the named executive officers on an annual basis and at the time of a change in responsibilities. Increases in salary, if any, are based on a subjective evaluation of such factors as the level of responsibility, individual performance during the prior year, relevant peer data, the salaries of our other named executive officers, and the named executive officer’s experience and expertise.

Jose Liberman and Lenard Liberman. We do not have employment agreements with Jose Liberman or Lenard Liberman. Prior to March 30, 2007, both individuals were beneficial owners of all of the common stock of our parent, Liberman Broadcasting, Inc. In connection with the sale of our parent’s Class A common stock to third party investors in 2007, the annual base salary for each of Jose Liberman and Lenard Liberman was increased to $750,000 to better reflect compensation levels paid to similarly positioned executives of our peers. Their base salaries for 2011 remained at the same levels as 2010.

Wisdom Lu. In March 2008, Ms. Lu joined us as our Chief Financial Officer. Pursuant to her employment agreement, Ms. Lu received an annual base salary of $463,050 for 2011, which reflects a 5% increase to her base salary effective on April 1, 2011 pursuant to the terms of her employment agreement. As noted above, Ms. Lu resigned from her position as our Chief Financial Officer effective as of January 20, 2012.

Winter Horton. In December 2009, our parent, Liberman Broadcasting, Inc., entered into an employment agreement with Mr. Horton, our Chief Operating Officer. Pursuant to his employment agreement, Mr. Horton received a base salary of $472,500 for 2011, which reflects a 5% increase to his base salary effective January 1, 2011 pursuant to the terms of his employment agreement. Pursuant to the terms of his employment agreement, and assuming his continued employment, Mr. Horton’s salary will increase by 5% on January 1, 2012 and on each January 1 thereafter until December 31, 2014, the date his employment agreement expires.

Frederic T. Boyer. In December 2011, Mr. Boyer was appointed Senior Vice President and co-Chief Financial Officer of our parent, Liberman Broadcasting, Inc., and its subsidiaries, including LBI Media Holdings, Inc., and was appointed Senior Vice President and Chief Financial Officer in January 2012. In connection with his initial appointment, Mr. Boyer entered into an employment agreement with LBI Media Holdings, Inc. Pursuant to the terms of his employment agreement, Mr. Boyer receives an annual base salary of $330,000 per year until January 18, 2013, the date the initial term of his employment agreement expires. This salary level was negotiated with Mr. Boyer in connection with his appointment as our Chief Financial Officer.

Bonus—Generally, bonus compensation to our named executive officers has been entirely discretionary. By providing discretionary bonuses, we believe that we align our executive compensation with individual performance on a short-term basis.

Jose Liberman and Lenard Liberman. Historically, Jose and Lenard Liberman have received minimal or no bonuses because each has a substantial equity stake in our parent, Liberman Broadcasting, Inc. Jose Liberman and Lenard Liberman did not receive a bonus in 2011.

Wisdom Lu. Pursuant to the terms of Ms. Lu’s employment agreement, for each twelve-month period starting April 1, 2009 and ending March 31, 2013, Ms. Lu would have been eligible to receive a bonus of up to 25% of her then-current annual salary if she remained Chief Financial Officer during the applicable twelve-month period and fully performed all material obligations under the employment agreement. The amount of any bonus for periods commencing on or after April 1, 2009 was determined by our parent’s board of directors in its sole discretion according to Ms. Lu’s achievement of annual objectives set by the board for that year. After its own deliberations and its consideration of the recommendations of our Chief Executive Officer and President, Lenard Liberman, the board of directors determined that, based on performance, Ms. Lu would not receive a bonus for 2011. As noted above, Ms. Lu resigned from her position as our Chief Financial Officer in January 2012.

Winter Horton. Pursuant to the terms of Mr. Horton’s employment agreement, our parent may, in its discretion, pay to Mr. Horton a bonus of up to $75,000 if Mr. Horton remains in the position of Chief Operating Officer as of December 31 of such calendar year and has performed fully all material obligations under the employment agreement. The amount of each such bonus, if any, will be determined by our parent’s board of directors in its sole discretion according to Mr. Horton’s achievement of annual objectives set by the board of directors for that year. After its own deliberations and its consideration of the recommendations of our Chief Executive Officer and President, Lenard Liberman, the board of directors determined that Mr. Horton would not receive a bonus payment for 2011.

Frederic T. Boyer. Pursuant to the terms of Mr. Boyer’s employment agreement, if Mr. Boyer has remained actively serving in the position of Senior Vice President and Chief Financial Officer until January 18, 2013, and we determine in our sole and absolute discretion that Mr. Boyer’s performance during the year has been exemplary, then we may, in our sole and absolute discretion and without any obligation to do so, pay to Mr. Boyer a discretionary bonus of $20,000. Mr. Boyer did not receive a bonus for 2011, as he joined us in December 2011.

Long-Term Incentive Compensation—We may offer long-term incentive compensation to align executive compensation with our stockholder interests by placing a significant amount of total direct compensation “at risk.” “At risk” means the named executive officer will not realize value unless performance goals directly tied to our performance and that of our consolidated parent are achieved. During our fiscal year ending December 31, 2011, we offered long-term incentive compensation arrangements pursuant to the Liberman Broadcasting, Inc. Stock Incentive Plan, or Stock Incentive Plan, through which equity compensation may be granted by our parent’s board of directors.

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

Options and any other rights under the Stock Incentive Plan are generally nontransferable and exercisable only by the recipient of the award. Any shares of common stock issued on exercise of an option are subject to substantial restrictions on transfer and are subject to certain rights in favor of our parent, Liberman Broadcasting, Inc. Also, the number and amount of our parent’s shares underlying awards granted under the Stock Incentive Plan will be proportionally adjusted for any recapitalization, reclassification, stock split, merger, consolidation or unusual or extraordinary corporate transactions in respect of our parent’s common stock. The board of directors of our parent will approve those individuals who will participate in the Stock Incentive Plan. No incentive awards were granted under the Stock Incentive Plan in 2011.

Jose Liberman and Lenard Liberman. Because Jose Liberman and Lenard Liberman, together, beneficially own 61.1% of the aggregate common stock of our parent, their compensation package does not contain additional long-term incentive compensation as we believe their motivation and financial interests are well aligned with that of our own.

Wisdom Lu—Stock Option in Our Parent. In accordance with Ms. Lu’s employment agreement, in December 2008, we granted her an option to purchase 2.18527 shares of Liberman Broadcasting’s Class A common stock at an exercise price of $1,368,083 per share under the Stock Incentive Plan. The option represented, on a fully diluted basis as of the date of grant, 0.75% of the outstanding shares of our parent and vests and becomes exercisable in five equal annual installments on March 31 of each year, commencing on March 31, 2009. The option expires ten years from the date of grant. As noted above, Ms. Lu resigned from her position as our Chief Financial Officer in January 2012, and the unvested portion of her option terminated in connection with her resignation. However, under the Stock Incentive Plan, Ms. Lu is permitted to exercise her vested options within three months of her resignation date. As a result, her vested options will terminate on the close of business on April 20, 2012.

Winter Horton—Stock Option in Our Parent. Pursuant to the terms of Mr. Horton’s employment agreement, our parent agreed to grant Mr. Horton an option to purchase 6.55581 shares of its Class A common stock pursuant to the Stock Incentive Plan, which will represent, on a fully diluted basis as of the date of grant, 2.25% of the outstanding shares of our parent’s common stock. The option, when granted, will be vested with respect to 40% of the shares subject to the option on the date of grant, with the remaining portion of the option becoming vested and become exercisable in three equal annual installments of 20% on December 31 of each year thereafter, provided that Mr. Horton remains employed by our parent on each such date. We expect that the option will be granted by our board of directors before December 31, 2012.

Frederic T. Boyer. Pursuant to the terms of Mr. Boyer’s employment agreement, in the event Mr. Boyer’s employment agreement is renewed or a new agreement is entered into, any such new or revised agreement will include a provision granting Mr. Boyer an option to purchase shares of our parent’s Class A common stock upon such terms as may be mutually agreed upon by us and Mr. Boyer and upon such further terms, including vesting and exercise rights, as we may at such time establish in our sole and absolute discretion. No equity-based awards were granted to Mr. Boyer during 2011.

Perquisites and Other Benefits—We provide our named executive officers with perquisites and other personal benefits that we believe are reasonable. We do not view perquisites as a significant element of our comprehensive compensation structure, but we do believe they can be useful in attracting, motivating and retaining executive talent.

The named executive officers may be provided with cellular phone service plans, personal travel, personal use of company automobiles, legal assistance, as well as estate and financial planning and tax assistance. See “Summary Executive Compensation Table for 2011” for information on the perquisites provided to the named executive officers in 2011. We also pay the medical and dental insurance plan premiums on behalf of our named executive officers and their legal dependents. In addition, we have provided whole life insurance and term life insurance policies for Lenard Liberman to provide for a death benefit of an aggregate of $2.5 million to beneficiaries designated by Mr. Liberman. Mr. Liberman owns the whole life insurance and term life insurance policies.

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

Attributed costs of the perquisites and personal benefits described above for the named executive officers for the fiscal year ended December 31, 2011 are included in the column “All Other Compensation” of the “Summary Executive Compensation Table for 2011” below.

Employment, Change in Control and Termination Arrangements

Employment Agreements—As stated above, we do not have employment agreements with Jose Liberman, our Chairman, or Lenard Liberman, our Chief Executive Officer and President. Our only named executive officers with employment agreements during 2011 were Messrs. Horton and Boyer and Ms. Lu.

Change in Control—Of our named executive officers, during 2011 only Ms. Lu was entitled to an accelerated benefit in connection with a change in control of our company. The occurrence, or potential occurrence, of a change in control of our company may create uncertainty regarding the continued employment of Ms. Lu because many change in control transactions result in significant organizational changes, particularly at the executive officer level. In order to encourage Ms. Lu to remain employed with us during a critical time, we provided Ms. Lu with certain benefits in the event, or potential occurrence, of a change in control.

Wisdom Lu. As noted above, Ms. Lu resigned from her position as our Chief Financial Officer in January 2012 and entered into a separation and general release agreement with our parent in February 2012, which is described in more detail below under “—Termination Arrangements—Wisdom Lu.” Although Ms. Lu is no longer entitled to the benefits pursuant to her employment agreement, a description of the benefits under her agreement that she was eligible to receive prior to her resignation is included below.

Ms. Lu’s employment agreement provided that if, after a change in control event has occurred, (a) she was demoted or (b) we (or our successor) changed her primary employment location more than 50 miles from Burbank, California, Ms. Lu would have had 90 days to notify us (or our successor) that she intended to resign for “good reason.” If Ms. Lu had resigned for “good reason” following a change in control event during the term of her employment agreement, Ms. Lu would have been entitled to salary and bonuses earned at the time of such termination plus her base salary for a period of 12 months following termination. She would have also been entitled to exercise the then vested portion of her options, as provided under the Stock Incentive Plan. Under the terms of the Stock Incentive Plan and Ms. Lu’s option award agreement, in the event of a change of control, the administrator may have provided for a cash payment in settlement of, or for the assumption, substitution or exchange of, any or all of the outstanding options. Further, and unless the administrator had provided otherwise prior to the change of control event, any outstanding and unvested portion of the option award would have accelerated upon the change in control event such that 100% of each unvested and outstanding vesting installment of the option award would have become immediately exercisable.

A “change in control” under Ms. Lu’s employment agreement and the Stock Incentive Plan would have occurred if:

(1)	our parent’s stockholders or board of directors approved of a dissolution or liquidation of our parent, other the events described in paragraph (3) below;

(2)	except in certain circumstances, any individual or group acquired 50% or more of either (i) our parent’s outstanding common stock or (ii) the combined voting power of our parent’s outstanding common stock entitled to vote for the board of directors; or

(3)	our parent consummated a merger, a sale of all or substantially all of its assets, or our parent acquired the assets or stock of another individual or group, in each case unless, following such transaction, (i) all or substantially all of the owners of our parent’s outstanding common stock would have owned more than 50% of the same securities after the transaction and (ii) no person (other than certain persons specified in the employment agreement) would have owned, directly or indirectly, more than 50% of the outstanding common stock or the combined voting power after the transaction.

Winter Horton and Frederic T. Boyer. Mr. Horton’s and Mr. Boyer’s employment agreements do not provide for benefits or payments upon a change in control event.

Termination Arrangements—We believe that severance and other post-termination benefits can play a valuable role in attracting and retaining key executive officers. Accordingly, we provide certain of these protections to Messrs. Horton and Boyer pursuant to their respective employment agreements and, as noted above, we provided certain of these protections to Ms. Lu prior to her resignation in January 2012. Other than pursuant to those employment agreements, we are not obligated to make any severance or other payments upon termination to our named executive officers.

Wisdom Lu. As noted above, Ms. Lu resigned from her position as our Chief Financial Officer in January 2012 and entered into a separation and general release agreement with our parent in February 2012. The separation and general release agreement provides for, among other things, a cash severance payment to Ms. Lu equal to $200,000 and immediate forfeiture of the then outstanding and unvested portion of her option under the Stock Incentive Plan, and that such payment is in lieu of any other payments, compensation, bonuses, rights options to purchase shares of our parent’s common stock (other than shares with respect to the then outstanding and vested portion of her option) and similar benefits that are or may be due from Liberman Broadcasting to Ms. Lu. This agreement was negotiated with Ms. Lu and our parent determined that this payment was appropriate in light of Ms. Lu’s service to us and to secure a release of claims in its favor. Although Ms. Lu is no longer entitled to the benefits pursuant to her employment agreement, a description of the benefits under her agreement that she was eligible to receive prior to her resignation is included below.

Pursuant to the terms of her employment agreement, if Ms. Lu had resigned (for “good reason” or otherwise), died, or became disabled, or was terminated (for cause or without cause) during the term of her employment agreement, we would have been required to pay her earned and accrued salary and bonus. In addition, Ms. Lu would have been entitled to payments equal to 12 months of base salary and to exercise the then-vested portion of her options to purchase shares in Liberman Broadcasting’s Class A common stock if we had terminated Ms. Lu’s employment for a reason other than for cause or disability. See “Change in Control—Wisdom Lu” for termination benefits if Ms. Lu had resigned for “good reason” following a change in control event.

Further, if Ms. Lu was terminated for cause, any outstanding portion of her option under the Stock Incentive Plan would have been immediately forfeited, regardless of whether it was then exercisable. “Cause,” which would have been determined by our parent’s board of directors, generally means any of the following:

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

Frederic T. Boyer. In the event Mr. Boyer’s employment is terminated for “cause” (as defined below) or as a result of Mr. Boyer’s disability, death or resignation during the term of his employment agreement without “good reason” (as defined below), Mr. Boyer will only be entitled to salary and bonuses earned and vested and any unreimbursed business expenses at the time of such termination. In addition, if Mr. Boyer’s employment is terminated for cause as a result of Mr. Boyer’s willful refusal to comply with reasonable requests by the Chief Operating Officer or President, we may, in our discretion, pay to Mr. Boyer a severance payment equal to $55,000, which represents 60 days of Mr. Boyer’s current level of annual base salary. “Cause,” which will be determined by our board of directors, means any of the following:

(1)	dishonesty involving our business, or breach of fiduciary duty to us involving personal profit;

(2)	commission of a felony, which has, or in our reasonable judgment, may have an adverse effect on our business or reputation;

(3)	Mr. Boyer’s use of any illegal drug, narcotic or excessive amounts of alcohol, as determined by us in our discretion, on company property or at a function where Mr. Boyer is working on behalf of the company;

(4)	Mr. Boyer’s willful refusal to comply with reasonable requests by the Chief Operating Officer or President; or

(5)	Mr. Boyer’s breach of any material provision of the employment agreement or breach or certain acts involving public morals.

If Mr. Boyer resigns for “good reason” (as defined below) during the term of his employment agreement, Mr. Boyer will be entitled to the lesser of (i) all compensation remaining under the term of the employment agreement and (ii) $82,500, which represents 90 days of Mr. Boyer’s current level of annual base salary. “Good reason” means any of the following:

(1)	a material breach of the employment agreement by us that is not cured during the 20 business day period following receipt of written notice of any such breach;

(2)	we demand that Mr. Boyer take action which violates the law, provided that we are afforded a period of 20 business days to cure or rescind any such demand; or

(3)	we change Mr. Boyer’s primary employment location more than 25 miles from Burbank, California.

See “Potential Payments Upon Termination or Change of Control” for amounts we would have been required to pay to the named executive officers had a change of control event and/or certain terminations of the executives’ employment with us occurred on December 31, 2011.

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

The Board of Directors:

Jose Liberman

William G. Adams

Winter Horton

Bruce A. Karsh

Lenard D. Liberman

Terence M. O’Toole

Summary Executive Compensation Table for 2011

The following table describes the compensation earned by or awarded to our named executive officers during the fiscal years ended December 31, 2011, 2010 and 2009.

Name and Principal Position(s)	Year	Salary	Bonus	Option Awards(6)	All Other Compensation	Total
Jose Liberman(1) Chairman	2011	$750,000	$—	$—	$163,553	$913,553
	2010	$750,000	$—	$—	$128,659	$878,659
	2009	$750,000	$—	$—	$84,431	$834,431

Lenard Liberman(2) Chief Executive Officer, President and Secretary	2011	$750,000	$—	$—	$132,440	$882,440
	2010	$750,000	$—	$—	$125,613	$875,613
	2009	$750,000	$—	$—	$112,700	$862,700

Frederic T. Boyer(3) Chief Financial Officer	2011	$14,000	$—	$—	$—	$14,000

Winter Horton(4) Chief Operating Officer	2011	$472,500	$—	$—	$17,000	$489,500
	2010	$450,000	$75,000	$—	$9,858	$534,858
	2009	$400,000	$100,000	$—	$—	$500,000

Wisdom Lu(5) Former Chief Financial Officer	2011	$458,000	$—	$—	$—	$458,000
	2010	$435,750	$—	$—	$—	$435,750
	2009	$415,000	$100,000	$—	$—	$515,000

(1)

All other compensation includes aggregate payments by us for Mr. J. Liberman’s use of certain of our legal and professional service providers of $68,122, leasing of personal vehicles of $54,802, and personal travel of $37,711. The remaining amounts set forth in this column represent cellular phone service plans and office equipment and supplies.

(2)

All other compensation includes payments by us for Mr. L. Liberman’s personal travel of $55,975, leasing of personal vehicles of $35,757, and usage of certain of our legal and professional service providers of $21,899. The remaining amounts set forth in this column represent cellular phone service plans and other miscellaneous items.

(3)

Mr. Boyer was appointed Senior Vice President and co-Chief Financial Officer of our parent, Liberman Broadcasting, Inc., and its subsidiaries, including LBI Media Holdings, Inc., effective December 16, 2011, and was appointed Senior Vice President and Chief Financial Officer effective January 20, 2012. Mr. Boyer was not employed by of our parent, Liberman Broadcasting, Inc., or any of its subsidiaries prior to December 16, 2011.

(4)	All other compensation includes payments by us for Mr. Horton’s automobile allowance.
(5)	As noted above, Ms. Lu resigned from her position as our Chief Financial Officer effective January 20, 2012.
(6)

The amounts reported in the Option Awards column of the table above for each fiscal year reflect the fair value on the grant date of the option awards granted to our named executive officers during the fiscal year. These values have been determined under the principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to value the awards reported in the Option Awards column, please see the discussion of stock-based compensation contained in Notes 1 and 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Narrative Disclosure to Summary Compensation Table and Outstanding Equity Awards Table

In February 2008, our parent, Liberman Broadcasting, Inc., entered into an employment agreement with Ms. Lu, our former Chief Financial Officer. A description of the material terms of the employment agreement with Ms. Lu can be found above under “Compensation Discussion and Analysis—Elements of our Compensation Program” and “—Employment, Change in Control and Termination Arrangements.” As noted above, Ms. Lu resigned from her position as our Chief Financial Officer effective January 20, 2012.

In December 2009, our parent, Liberman Broadcasting, Inc., entered into a new employment agreement with Mr. Horton in connection with the expiration of his prior employment agreement. A description of the material terms of the employment agreement with Mr. Horton can be found above under “Compensation Discussion and Analysis—Elements of our Compensation Program” and “—Employment, Change in Control and Termination Arrangements.”

In November 2011, we entered into an employment agreement with Mr. Boyer, our Senior Vice President and Chief Financial Officer. A description of the material terms of the employment agreement with Mr. Boyer can be found above under “Compensation Discussion and Analysis—Elements of our Compensation Program” and “—Employment, Change in Control and Termination Arrangements.”

No plan based equity awards were granted in 2011.

Outstanding Equity Awards at December 31, 2011

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jose Liberman	—	—	—	—

Lenard Liberman	—	—	—	—

Frederic T. Boyer	—	—	—	—

Winter Horton	—	—	—	—

Wisdom Lu(1)	1.311162	0.874108	1,368,083	12/2018

(1)

Ms. Lu was granted options to purchase the Class A common stock of our parent, Liberman Broadcasting, Inc., on December 12, 2008 pursuant to the Stock Incentive Plan. The option grant to Ms. Lu vests and becomes exercisable in five equal annual installments on March 31 of each year, commencing on March 31, 2009. Ms. Lu resigned from her position as our Chief Financial Officer effective January 20, 2012, and the unvested portion of the option terminated in connection with her resignation. Ms. Lu must exercise her vested options within three months of her resignation date or they will terminate on the close of business on April 20, 2012.

Potential Payments Upon Termination or Change of Control

As described above under “Compensation Discussion and Analysis—Employment, Change in Control and Termination Arrangements,” the employment agreements for Ms. Lu and Messrs. Horton and Boyer would require us to make termination and/or severance payments and/or change in control benefits.

Wisdom Lu. Under her employment agreement as in effect on December 31, 2011, if Ms. Lu had resigned (for “good reason” or otherwise), died, became disabled, or had been terminated (for cause or without cause) during the term of her employment agreement, we would have been required to pay her accrued salary and bonus. In addition, Ms. Lu would have been entitled to payments equal to 12 months of base salary and to exercise the then-vested portion of her options to purchase shares in Liberman Broadcasting’s Class A common stock if either of the following events had occurred: (1) we had terminated Ms. Lu’s employment for a reason other than for cause or disability or (2) Ms. Lu had resigned for “good reason”

following a change in control event. Under the terms of the Stock Incentive Plan and Ms. Lu’s option award agreement, in the event of a change of control, the administrator may have provided for a cash payment in settlement of, or for the assumption, substitution or exchange of, any or all of the outstanding options. Further, and unless the administrator provides otherwise prior to the change of control event, any outstanding and unvested portion of Ms. Lu’s option award would have accelerated upon the change in control event such that 100% of each unvested and outstanding vesting installment of the option award would have become immediately exercisable.

Had we terminated Ms. Lu on December 31, 2011 for a reason other than for cause or disability, we would have been required to pay Ms. Lu’s accrued salary and severance of $463,500, an amount representing 12 months of her base salary. As of December 31, 2011, 1.311162 shares of Ms. Lu’s options to purchase our parent’s Class A common shares had vested.

If Ms. Lu had resigned for good reason after a change of control event on December 31, 2011, we would have been required to pay her accrued salary and severance of $463,500. As noted above, and unless otherwise provided by the administrator of the Stock Incentive Plan, had Ms. Lu’s employment terminated under the circumstances described above in connection with a change of control event on December 31, 2011, Ms. Lu would have also been entitled to the accelerated vesting of 100% of any outstanding and unvested portion of the option award. We estimate that her outstanding and unvested option that would have accelerated as of December 31, 2011 had no value. This was determined based on an analysis we performed as of December 31, 2011, whereby we estimated that the fair market value of an underlying share of our parent’s common stock on December 31, 2011 was less than the exercise price of the option by the number of shares subject to the accelerated portion of the option.

As noted above, Ms. Lu resigned from her position as our Chief Financial Officer in January 2012 and entered into a separation and general release agreement with our parent in February 2012. The separation and general release agreement provides for, among other things, a cash severance payment to Ms. Lu equal to $200,000 and immediate forfeiture of the then outstanding and unvested portion of her option under the Stock Incentive Plan, and that such payment is in lieu of any other payments, compensation, bonuses, rights options to purchase shares of our parent’s common stock (other than shares with respect to the then outstanding and vested portion of her option) and similar benefits that are or may be due from our parent to Ms. Lu. This agreement was negotiated with Ms. Lu and our parent determined that this payment was appropriate in light of Ms. Lu’s service to us and to secure a release of claims in its favor.

Winter Horton. In the event Mr. Horton’s employment is terminated for “cause” or as a result of Mr. Horton’s disability, death or resignation during the term of his employment agreement, Mr. Horton will only be entitled to salary and bonuses earned at the time of such termination. If Mr. Horton’s employment is terminated by us for a reason other than for cause or disability during the term of his employment agreement, Mr. Horton will be entitled to (i) salary and bonuses earned at the time of such termination, (ii) continued payment of his base salary for one year following such termination, and (iii) exercise the then-vested and outstanding portion of any options in accordance with the terms of the Stock Incentive Plan. Had we terminated Mr. Horton’s employment on December 31, 2011 for a reason other than cause or disability, we would have been required to pay Mr. Horton’s accrued salary and bonus and severance of $472,500.

Frederic T. Boyer. In the event Mr. Boyer’s employment is terminated for “cause” or as a result of Mr. Boyer’s disability, death or resignation during the term of his employment agreement without “good reason” (as defined below), Mr. Boyer will only be entitled to salary and bonuses earned and vested and any unreimbursed business expenses at the time of such termination. In addition, if Mr. Boyer’s employment is terminated for cause as a result of Mr. Boyer’s willful refusal to comply with reasonable requests by the Chief Operating Officer or President, we may, in our discretion, pay to Mr. Boyer a severance payment equal to $55,000, which represents 60 days of Mr. Boyer’s current level of annual base salary. If Mr. Boyer resigns for “good reason” during the term of his employment agreement, Mr. Boyer will be entitled to the lesser of (i) all compensation remaining under the term of the employment agreement and (ii) 90 days of Mr. Boyer’s current level of annual base salary. Had Mr. Boyer resigned for “good reason” on December 31, 2011, we would have been required to pay Mr. Boyer’s accrued salary and bonus and severance of $82,500, which is the lesser of (i) all compensation remaining under the term of the employment agreement and (ii) 90 days of Mr. Boyer’s current level of annual base salary.

Director Compensation

We do not pay a retainer or director fees to our directors for their services, except for William G. Adams as noted below. We also did not provide any equity awards or any perquisites or other benefits to any non-employee director in 2011 which aggregated $10,000 or more. We do, however, reimburse each of our directors for expenses incurred in the performance of his duties as a director.

DIRECTOR COMPENSATION FOR 2011

Name	Fees Paid or Earned in Cash ($)		Total ($)
Jose Liberman(1)	—		—
Lenard D. Liberman(1)	—		—
Winter Horton(1)	—		—
William G. Adams	34,500	(2)	34,500
Bruce A. Karsh	—		—
Terence M. O’Toole	—		—

(1)

In 2011, Messrs. J. Liberman, L. Liberman and Horton served as our executive officers while also serving as our directors. See “Summary Executive Compensation Table for 2011” for their compensation for 2011. Messrs. J. Liberman, L. Liberman and Horton were not paid any additional compensation for their services as directors in 2011.

(2)

The stockholders of our parent, Liberman Broadcasting, determined that Mr. Adams should be compensated for his service as a director because he is the only director not to hold, directly or indirectly, any equity in our parent or receive any other type of compensation for his service to us. In addition to serving on our board of directors, Mr. Adams also serves on the boards of directors of our parent and our wholly owned subsidiary, LBI Media, Inc. Mr. Adams’ aggregate fees for his services to us, our parent, and LBI Media have been included in this table. Mr. Adams receives an aggregate quarterly fee of $7,500 plus a meeting fee of $1,500 for each board meeting (other than telephonic meetings) he attends. However, Mr. Adams is only entitled to receive one meeting fee if the meetings of our board of directors and the board of directors of our parent and LBI Media are held jointly or consecutively. Mr. Adams attended four board meetings in 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We are a wholly owned subsidiary of our parent, Liberman Broadcasting, Inc. The following table sets forth information as of March 30, 2012 with respect to the beneficial ownership of Class A common stock and Class B common stock of our parent by (i) our directors, (ii) our named executed officers (as described above under “Item. 11 Executive Compensation—Compensation Discussion and Analysis”) and (iii) our directors and named executive officers as a group.

The amounts and percentages of our parent’s Class A and Class B common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission, or SEC, governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days after March 30, 2012. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest. Except as otherwise noted by footnote, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned, subject to applicable community property laws.

The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of the stockholders of our parent. Each share of Class A common stock is entitled to one vote per share, and each share of Class B common stock is entitled to ten votes per share. Holders of such shares of our parent’s Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Our parent had 113.29783 shares and 178.07139 shares of Class A and Class B common stock, respectively, outstanding on March 30, 2012.

	Class A Common Stock		Class B Common Stock		% of Total Economic Interest	% of Total Voting Power
Name and Address of Stockholder (1)	Number	%	Number	%
Jose Liberman (2)	(2)	(2)	58.51258	32.9%	20.1%	30.9%
Lenard Liberman (3)	(3)	(3)	119.55881	67.1	41.0	63.1
Frederic T. Boyer (4)	—	—	—	—	—	—
Wisdom Lu (5)	1.3111620	1.1%	—	—	*	*
Winter Horton (6)	—	—	—	—	—	—
William G. Adams	—	—	—	—	—	—
Bruce A. Karsh (7)	75.288240	66.5%	—	—	25.8	4.0
Terence M. O’Toole (8)	37.278640	32.9%	—	—	12.8	2.0
All directors and named executive officers as a group (8 persons) (9)	113.878042	99.4%	178.07139	100.0	99.8	100.0

*	Represents less than 1% of the issued and outstanding shares of common stock as of the date of this table.
(1)	The address of the persons and entities listed on the table is c/o LBI Media Holdings, Inc., 1845 West Empire Avenue, Burbank CA 91504.
(2)	Represents shares of Class B common stock held by Mr. Jose Liberman in his capacity as trustee of various trusts. Mr. Liberman has sole voting and investment power. Holders of such shares of Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Further, Class B shares will automatically be converted, whether by sale, assignment gift or otherwise, whether voluntarily or involuntarily, to Class A common shares under certain circumstances set forth in Liberman Broadcasting’s Restated Certificate of Incorporation.
(3)	Holders of such shares of Class B common stock may elect at any time to convert their shares into an equal number of shares of Class A common stock, provided that any necessary consent by the FCC has been obtained. Further, Class B shares will automatically be converted, whether by sale, assignment gift or otherwise, whether voluntarily or involuntarily, to Class A common shares under certain circumstances set forth in Liberman Broadcasting’s Restated Certificate of Incorporation.
(4)	In December 2011, Mr. Boyer was appointed Senior Vice President and co-Chief Financial Officer and was appointed Senior Vice President and Chief Financial Officer in January 2012.
(5)	Represents vested and exercisable options of 1.311162 shares of Class A common stock. Ms. Lu resigned on January 20, 2012. As a result, all of Ms. Lu’s unvested options terminated on January 20, 2012. Ms. Lu must exercise her vested options within three months of her resignation date or they will terminate on the close of business on April 20, 2012.
(6)	Pursuant to the terms of Mr. Horton’s employment agreement, our parent has agreed to grant Mr. Horton an option to purchase 6.55581 shares of its Class A common stock pursuant to the Stock Incentive Plan, which will represent, on a fully diluted basis as of the date of grant, 2.25% of the outstanding shares of our parent’s common stock. The option, when granted, will be vested with respect to 40% of the shares subject to the option on the date of grant, with the remaining portion of the option becoming vested and become exercisable in three equal annual installments of 20% on December 31 of each year thereafter, provided that Mr. Horton remains employed by our parent on each such date. We expect that the option will be granted by our board of directors before December 31, 2012.
(7)

Represents an aggregate of 75.28824 shares of Class A common stock held by OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Principal Opportunities Fund IV AIF (Delaware), L.P. and OCM OPPS Broadcasting, LLC. The members of OCM OPPS Broadcasting, LLC are OCM Opportunities Fund VI, L.P. and OCM Opportunities Fund VII AIF (Delaware), L.P. The general partner of OCM Principal Opportunities Fund III, L.P. and OCM Principal Opportunities Fund IIIA, L.P. is OCM Principal Opportunities Fund III GP, L.P. (“POF III GP”). The general partner of OCM Opportunities Fund VI, L.P. is OCM Opportunities Fund VI GP, L.P. (“Opps VI GP”). The general partner of POF III GP and Opps VI GP is Oaktree Fund GP I, L.P. (“GP I”). The general partner of GP I is Oaktree Capital I, L.P. (“Capital I”). The general partner of Capital I is OCM Holdings I, LLC (“Holdings I”). The managing member of Holdings I is Oaktree Holdings, LLC (“Holdings”). The managing member of Holdings is Oaktree Capital Group, LLC (“OCG”). The holder of a majority of the voting units of OCG is Oaktree Capital Group Holdings, L.P. (“OCGH”). The general partner of OCGH is Oaktree Capital Group Holdings GP, LLC (“OCGH GP”). The general partner of OCM Principal Opportunities Fund IV AIF (Delaware), L.P. is Oaktree Fund AIF Series, L.P.—Series B (“POF IV GP”). The general partner of OCM Opportunities Fund VII AIF (Delaware), L.P. is Oaktree Fund AIF Series, L.P.—Series C (“Opps VII GP”). The general partner of POF IV GP and Opps VII GP is

Oaktree Fund GP AIF, LLC (“AIF LLC”). The managing member of AIF LLC is Oaktree Fund GP III, L.P. (“GP III”). The general partner of GP III is Oaktree AIF Investments, L.P. (“AIF Investments”). The general partner and limited partner of AIF Investments is Oaktree AIF Holdings, Inc. (“AIF Holdings”). The sole voting shareholder of AIF Holdings is OCGH. The general partner of OCGH is OCGH GP. Mr. Karsh is a member of OCGH GP and, therefore, may be deemed to have or share beneficial ownership of the shares beneficially owned by OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Principal Opportunities Fund IV AIF (Delaware), L.P. and OCM OPPS Broadcasting, LLC. Mr. Karsh and all of the other entities named above except for OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Principal Opportunities Fund IV AIF (Delaware), L.P. and OCM OPPS Broadcasting, LLC disclaim beneficial ownership of such shares, except to the extent of his and their direct pecuniary interest therein.
(8)	Represents an aggregate of 37.27864 shares of Class A common stock held by Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P. and Tinicum Capital Partners II Executive Fund L.L.C. (collectively, the “Tinicum Group”). Mr. O’Toole is co-managing member of Tinicum Lantern II L.L.C., the general partner of Tinicum Capital Partners II, L.P. and Tinicum Capital Partners II Parallel Fund, L.P. and manager of Tinicum Capital Partners II Executive Fund, L.L.C., and has sole voting and dispositive power of shares held by the Tinicum Group. Mr. O’Toole disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(9)	Includes 1.311162 shares of Class A common stock that may be acquired upon the exercise of options within 60 days of March 30, 2012.

For equity compensation plan information, refer to the information in “Item 10. Executive Compensation”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are not required to have, and do not have, an audit committee. Accordingly, our board of directors reviews and approves all related person transactions. Our board of directors has not adopted written procedures for review of, or standards for approval of, these transactions, but instead reviews such transactions on a case-by-case basis.

Executive Officer and Director Loans

As of December 31, 2011, we had outstanding loans, including accrued interest, aggregating $270,091 and $2,680,107 to Jose and Lenard Liberman, respectively, each of whom is an executive officer and a director and beneficially owns shares of our stock, and $690,000 to Winter Horton, our Chief Operating Officer and director. The loans were for the personal use of Jose and Lenard Liberman and Winter Horton.

Jose Liberman. We made loans of $146,590 and $75,000 to Jose Liberman on December 20, 2001 and July 29, 2002, respectively. During the year ended December 31, 2011, the largest aggregate amount of principal outstanding of these loans was $221,590. Jose Liberman did not pay us any principal or interest for the year ended December 31, 2011.

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

Lenard Liberman. We made loans of $243,095, $32,000 and $1,916,563 on December 20, 2001, June 14, 2002 and July 9, 2002, respectively. During the year ended December 31, 2010, the largest aggregate amount of principal outstanding of these loans was $2,191,658. Lenard Liberman did not pay us any principal or interest for the year ended December 31, 2011.

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

Winter Horton. We made loans of $30,000, $36,000, $349,000 and $275,000 on November 20, 1998, November 22, 2002, November 29, 2002 and April 8, 2006, respectively. Each of these loans were made prior to Mr. Horton’s election as our director in March 2007. During the year ended December 31, 2011, the largest aggregate principal amount outstanding of these loans was $690,000. Mr. Horton did not repay any principal or interest for the year ended December 31, 2011. The $30,000 loan does not bear interest and does not have a maturity date. Each of the other loans bear interest at 8.0% and mature in December 2012.

L.D.L. Enterprises, Inc.

Lenard Liberman is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, we allow LDL to use, free of charge, unsold advertising time on our radio and television stations.

Stockholders’ and Executive Officers’ Note Purchases

Certain of our parent’s stockholders, the chairman of our board, and our chief executive officer, president and secretary collectively own an aggregate principal amount of approximately $53.7 million of LBI Media’s senior subordinated notes and $1.9 million of our senior discount notes, as of December 31, 2011, which were all purchased in open market transactions. We paid an aggregate of $4.8 million in interest during the fiscal year ended December 31, 2011 to such related persons.

Tinicum Incorporated

In November 2009, we entered into an agreement to lease certain office space from Tinicum Incorporated (“Tinicum”). Tinicum is a stockholder of our parent, Liberman Broadcasting, Inc. The rental payments are $12,000 per month and the lease expired in October 2011. During the year ended December 31, 2011, we recorded $72,000 in rent expense related to our lease from Tinicum, which is included in selling, general and administrative expenses in the accompanying consolidated financial statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees related to services performed by Deloitte & Touche LLP for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
Audit fees	$454,000	$626,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$454,000	$626,000

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

3.	Exhibits

The exhibits filed as part of this annual report are listed in Item 15(b).

(b)	Exhibits.

The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (4)

3.2	Certificate of Ownership of Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.), dated July 9, 2002 (1)

3.3	Amended and Restated Bylaws of LBI Media Holdings, Inc. (4)

4.1	Indenture governing LBI Media Holdings’ 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Indenture, dated as of July 23, 2007, by and among LBI Media, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (5)

4.4	Form of 8.5% Senior Subordinated Note due 2017 (included as Exhibit A-1 to Exhibit 4.3)

4.5	Indenture, dated as of March 18, 2011, by and among LBI Media, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (10)

4.6	Form of 9.25% Senior Secured Note due 2019 (included in Exhibit 4.5)

4.7	The Company agrees to furnish to the Securities and Exchange Commission upon request a copy of each instrument with respect to issues of long-term debt of LBI Media Holdings, Inc. and its subsidiaries, the authorized principal amount of which does not exceed 10% of the consolidated assets of LBI Media Holdings, Inc. and its subsidiaries.

10.1	Promissory Note dated December 20, 2001 by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.2	Promissory Note dated December 20, 2001 by Jose Liberman in favor of LBI Media, Inc. (1)

10.3	Promissory Note dated June 14, 2002 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.4	Promissory Note dated July 9, 2002 issued by Lenard Liberman in favor of LBI Media, Inc. (1)

10.5	Promissory Note dated July 29, 2002 issued by Jose Liberman in favor of LBI Media, Inc. (1)

10.6	Authorization of Loan dated November 20, 1998 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)

10.7	Unsecured Promissory Note dated November 22, 2002 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)

10.8	Secured Promissory Note dated November 29, 2002 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)

10.9	Secured Promissory Note dated April 8, 2006 by Winter Horton in favor of Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.) (7)

10.10	Amended and Restated Credit Agreement, dated as of March 18, 2011, among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Credit Suisse Securities (USA) LLC, as Lead Arranger, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (portions of this agreement have been omitted pursuant to a request for confidential treatment) (11)

10.11	Amended and Restated Security Agreement, dated as of March 18, 2011, among LBI Media, Inc., the other debtors, and Credit Suisse AG, Cayman Islands Branch, as Collateral Trustee (11)

10.12†	Employment Agreement, dated as of December 28, 2009, by and between Liberman Broadcasting, Inc. and Winter Horton (9)

10.13†	Employment Agreement, dated as of February 27, 2008, by and between Liberman Broadcasting, Inc. and Wisdom Lu (7)

10.14†	Separation and General Release Agreement, dated as of February 15, 2012, by and between Wisdom Lu and Liberman Broadcasting, Inc.*

10.15†	Employment Agreement, dated as of November 23, 2011, by and between LBI Media Holdings, Inc. and Frederic T. Boyer (12)

10.16	Investor Rights Agreement, dated as of March 30, 2007, by and among Liberman Broadcasting, Inc. and each of the stockholders of Liberman Broadcasting, Inc. listed on the signature pages thereto (4)

10.17	Amendment No. 1 to Investor Rights Agreement and Waiver, dated as of July 10, 2007, by and among Liberman Broadcasting, Inc., OCM Principal Opportunities Fund III, L.P., OCM Principal Opportunities Fund IIIA, L.P., OCM Opps Broadcasting, LLC, OCM Principal Opportunities Fund IV AIF (Delaware), L.P., Tinicum Capital Partners II, L.P., Tinicum Capital Partners II Parallel Fund, L.P., and the existing stockholders listed on the signature pages thereto (6)

10.18†	Liberman Broadcasting, Inc. Stock Incentive Plan, dated December 12, 2008 (8)

10.19†	Liberman Broadcasting, Inc. Stock Incentive Plan Stock Option Agreement dated December 12, 2008, by and between Liberman Broadcasting, Inc. and Wisdom Lu (8)

10.20†	Summary of Verbal Agreement for Director Compensation with William G. Adams (8)

Exhibit Number	Exhibit Description

21.1	Subsidiaries of LBI Media Holdings, Inc. (7)

31.1	Certification of Chief Executive Officer, President and Secretary pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the year ended December 31, 2011 and 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.
†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(2)	Incorporated by reference to LBI Media Holdings’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission October 30, 2003, as amended (File No. 333-110122).
(3)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2006 (File No. 333-110122).
(4)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2007 (File No. 333-110122).
(5)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-110122).
(6)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2007 (File No. 333-110122).
(7)	Incorporated by reference to LBI Media Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008 (File No. 333-110122).
(8)	Incorporated by reference to LBI Media Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 (File No. 333-110122).
(9)	Incorporated by reference to LBI Media Holdings’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 12, 2010 (File No. 333-110122).
(10)	Incorporated by reference to LBI Media Holdings’ Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 (File No. 333-110122).
(11)	Incorporated by reference to LBI Media Holdings’ Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011 (File No. 333-110122).
(12)	Incorporated by reference to LBI Media Holdings’ Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2012 (File No. 333-110122).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burbank, State of California, on March 30, 2012.

LBI MEDIA HOLDINGS, INC.

/S/ FREDERIC T. BOYER
Frederic T. Boyer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSE LIBERMAN	Chairman and Director	March 30, 2012
Jose Liberman

/S/ LENARD D. LIBERMAN	Chief Executive Officer, President, Secretary and Director (principal executive officer)	March 30, 2012
Lenard D. Liberman

/S/ FREDERIC T. BOYER Frederic T. Boyer	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 30, 2012

/S/ WINTER HORTON	Chief Operating Officer and Director	March 30, 2012
Winter Horton

/S/ WILLIAM G. ADAMS	Director	March 30, 2012
William G. Adams

/S/ BRUCE A. KARSH	Director	March 30, 2012
Bruce A. Karsh

/S/ TERENCE M. O’TOOLE	Director	March 30, 2012
Terence M. O’Toole

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of LBI Media Holdings, Inc.

Burbank, California

We have audited the accompanying consolidated balance sheets of LBI Media Holdings, Inc. (the Company, a wholly owned subsidiary of Liberman Broadcasting, Inc.,) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholder’s (deficiency) equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LBI Media Holdings, Inc. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Los Angeles, California

March 30, 2012

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$1,162	$294
Accounts receivable (less allowances for doubtful accounts of $3,576 and $3,436, respectively)	25,272	23,344
Current portion of television program costs, net	1,091	640
Amounts due from related parties	563	409
Current portion of employee advances	171	105
Prepaid expenses and other current assets	2,067	1,581
Assets held for sale	1,614	—

Total current assets	31,940	26,373

Property and equipment, net	89,209	94,163
Broadcast licenses, net	165,131	166,653
Deferred financing costs, net	11,528	4,998
Notes receivable from related parties, excluding current portion	—	3,034
Employee advances, excluding current portion	1,746	1,790
Television program costs, excluding current portion	14,572	10,181
Other assets	7,466	3,760

Total assets	$321,592	$310,952

Liabilities and stockholder’s deficiency
Current liabilities:
Cash overdraft	$—	$1,050
Accounts payable	3,359	2,858
Accrued liabilities	6,449	8,049
Accrued interest	13,381	9,597
Current portion of long-term debt	174	1,364

Total current liabilities	23,363	22,918
Long-term debt, excluding current portion	486,631	444,007
Fair value of interest rate swap	—	3,146
Deferred income taxes	26,181	20,160
Other liabilities	3,593	2,891

Total liabilities	539,768	493,122

Commitments and contingencies
Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares—1,000
Issued and outstanding shares—100	—	—
Additional paid-in capital	63,020	62,993
Notes receivable from related parties	(3,035)	—
Accumulated deficit	(278,161)	(245,163)

Total stockholder’s deficiency	(218,176)	(182,170)

Total liabilities and stockholder’s deficiency	$321,592	$310,952

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net revenues	$117,520	$115,736	$102,921
Operating expenses:
Program and technical, exclusive of depreciation and amortization of property and equipment shown below	43,200	38,240	24,848
Promotional, exclusive of depreciation and amortization shown below	4,156	3,465	3,323
Selling, general and administrative, exclusive of depreciation and amortization shown below	43,843	39,925	40,132
Depreciation and amortization of property and equipment	10,584	10,042	9,703
Loss on sale and disposal of property and equipment	3,521	611	1,807
Impairment of broadcast licenses and long-lived assets	880	7,222	126,543
Gain on legal settlement	(900)	—	—
Proceeds from insurance claim	(455)	—	—
Gain on assignment of asset purchase agreement	—	(1,599)	—

Total operating expenses	104,829	97,906	206,356

Operating income (loss)	12,691	17,830	(103,435)
Gain on note purchases	—	302	520
Interest expense, net of amounts capitalized	(46,260)	(33,193)	(33,777)
Interest rate swap income	2,335	2,088	2,393
Equity in losses of equity method investment	—	—	(112)
Interest income and other income	148	87	108

Loss from continuing operations before (provision for) benefit from income taxes	(31,086)	(12,886)	(134,303)
(Provision for) benefit from income taxes	(1,912)	(2,058)	20,261

Loss from continuing operations	(32,998)	(14,944)	(114,042)
Discontinued operations, net of income taxes (including gain on sale of assets of $0, $0, and $1,245, respectively)	—	—	1,398

Net loss	$(32,998)	$(14,944)	$(112,644)

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIENCY) EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Notes Receivable from Related Parties	Accumulated Deficit	Total Stockholder’s Equity (Deficiency)
			(dollars in thousands)
Balances at December 31, 2008	100	$—	$63,056	$—	$(117,575)	$(54,519)
Net loss	—	—	—	—	(112,644)	(112,644)
Stock-based compensation	—	—	28	—	—	28
Distributions to Parent	—	—	(107)	—	—	(107)

Balances at December 31, 2009	100	—	62,977	—	(230,219)	(167,242)
Net loss	—	—	—	—	(14,944)	(14,944)
Stock-based compensation	—	—	26	—	—	26
Distributions to Parent	—	—	(10)	—	—	(10)

Balances at December 31, 2010	100	—	62,993	—	(245,163)	(182,170)
Net loss	—	—	—	—	(32,998)	(32,998)
Stock-based compensation	—	—	27	—	—	27
Transfer of notes receivable from related parties	—	—	—	(3,035)	—	(3,035)

Balances at December 31, 2011	100	$—	$63,020	$(3,035)	$(278,161)	$(218,176)

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	$(183,263)	$(183,263)	$(183,263)
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Operating activities
Net loss	$(32,998)	$(14,944)	$(112,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	10,584	10,042	9,761
Impairment of broadcast licenses and long-lived assets	880	7,222	126,817
Gain on note purchases	—	(302)	(520)
Amortization of discount on subordinated and senior secured notes	541	301	275
Amortization of deferred financing costs	1,500	1,430	1,468
Write off of deferred financing costs	968	32	250
Amortization of television program costs	17,259	12,862	5,231
Provision for doubtful accounts	2,002	1,250	2,401
Equity in losses of equity method investment	—	—	112
Stock-based compensation	27	26	28
Interest rate swap income	(2,335)	(2,088)	(2,393)
Gain on assignment of asset purchase agreement (see Note 3)	—	(1,599)	—
Loss on sale and disposal of property and equipment	3,521	611	1,807
Gain on sale of assets	—	—	(1,245)
Changes in operating assets and liabilities:
Cash overdraft	(1,050)	556	99
Accounts receivable	(3,611)	(5,884)	(2,572)
Television program costs	(22,101)	(16,442)	(11,277)
Amounts due from related parties	(150)	(4)	(24)
Prepaid expenses and other current assets	(330)	(319)	734
Employee advances	(22)	(125)	(138)
Accounts payable	364	128	(460)
Accrued liabilities	(1,600)	2,518	991
Accrued interest	3,784	(67)	31
Deferred income taxes	1,876	1,678	(19,191)
Other assets and liabilities	(396)	2,125	(1,649)

Net cash used in operating activities	(21,287)	(993)	(2,108)

Investing activities
Purchases of property and equipment	(9,987)	(11,509)	(9,496)
Deposits on purchases of property and equipment (including acquisition costs)	—	—	(340)
Return of previously deposited escrow funds	—	375	525
Acquisition of and upgrades to broadcast licenses	—	(11,592)	(4)
Acquisition of other television and radio station assets, net (including amounts deposited into escrow and pre-acquisition costs)	—	(2,193)	—
Notes receivable issued, net of repayments	250	112	(299)
Repayment on notes receivable from related parties, net	(4)	—	9
Net proceeds from the sale of radio station assets	—	—	6,424
Insurance proceeds related to previously disposed property and equipment	—	215	—
Net proceeds from the sale of property and equipment	—	860	—
Gross proceeds from the assignment of asset purchase agreement (see Note 3)	—	5,900	—
Payment pursuant to relocation and purchase agreement relating to assignment of asset purchase agreement	—	(4,150)	—

Net cash used in investing activities	(9,741)	(21,982)	(3,181)

Financing activities
Proceeds from bank borrowings	7,250	74,951	54,950

	$(183,263)	$(183,263)	$(183,263)
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Proceeds from issuance of long-term debt	216,907	—	—
Payments of deferred financing costs	(8,998)	(47)	—
Payments on long-term debt and bank borrowings	(183,263)	(48,555)	(49,346)
Purchases of senior discount notes	—	(3,248)	(480)
Distributions to Parent	—	(10)	(107)

Net cash provided by financing activities	31,896	23,091	5,017

Net increase (decrease) in cash and cash equivalents	868	116	(272)
Cash and cash equivalents at beginning of year	294	178	450

Cash and cash equivalents at end of year	$1,162	$294	$178

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable:
Purchases of property and equipment	$(137)	$(417)	$(859)
Issuance of seller-financed note receivable	$—	$(1,212)	$—
Building purchase through forgiveness of amounts receivable	$—	$(703)	$—
Transfer of notes receivable from related parties to stockholder’s deficiency	$3,035	—	—
Cash paid for interest (net of amounts capitalized of $0, $0, and $117, respectively)	$40,224	$31,416	$31,672
Cash paid for income taxes	$230	$214	$266

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

LBI Media Holdings is not engaged in any business operations and has not acquired any assets or incurred any liabilities, other than the acquisition of stock of LBI Media, the issuance and purchase of a portion of its senior discount notes (see Note 5) and the operations of its subsidiaries. Accordingly, its only material source of cash is dividends, distributions, and loans from its subsidiaries, which are subject to restrictions by LBI Media’s senior secured revolving credit facility and the indentures governing the senior subordinated notes and senior secured notes, both issued by LBI Media (see Note 5). Parent-only condensed financial information of LBI Media Holdings on a stand-alone basis has been presented in Note 12.

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate television stations located in California, Texas, Arizona, Utah, New York, Colorado, and Illinois and radio stations in California and Texas. The Company operates three of its radio stations in its California and Texas markets under time brokerage agreements. The Company also owns television production facilities that are used to produce programming for Company-owned and affiliated television stations. The Company sells commercial airtime on its radio and television stations to local, regional and national advertisers.

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

In 2009, the Company began entering into affiliation agreements with certain television stations to broadcast its EstrellaTV network programming on their primary or digital multicast channels. Currently, this affiliate network consists of television stations in various states serving 31 designated market areas, including seven each in California and Texas, four in Florida, two each in Arizona, Nevada and Oklahoma, and one each in Georgia, Nebraska, New Mexico, New York, North Carolina, Oregon and Washington.

LBI MEDIA HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2011

Liquidity

As of December 31, 2011, the Company’s total indebtedness was approximately $486.8 million, of which approximately $0.2 million is due in 2012 and $42.0 million is due in 2013. Since the Company is highly leveraged, it dedicates a substantial portion of available cash to pay principal and interest on outstanding debt. Given the challenges in the current economic environment related to advertising revenue growth and its continued investment in television programming content, the Company has recently experienced high levels of cash used in operating activities. As a result of these conditions, and in light of the recurring debt service obligations, the Company may need to pursue one or more alternative strategies to pay its debts, such as, reduction of operating expenses, refinancing or restructuring its indebtedness, selling additional debt or equity securities or selling assets. Because LBI Media has also pledged substantially all of its assets to its existing lender under its senior secured revolving credit facility and holders of LBI Media’s senior secured notes, the Company may not be able to refinance its existing debt or issue additional debt or equity securities on favorable terms, if at all, and if the Company must sell its assets, it may negatively affect its ability to generate net revenues. The Company has available borrowing capacity under LBI Media’s senior secured revolving credit facility which it believes will be sufficient to permit it to fund its contractual obligations and operations for at least the next twelve months.

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

Television Program Costs

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. Accounting principles generally accepted in the United States of America (GAAP) sets forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. The Company has determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, capitalizes television production costs for certain of its programs, and amortizes those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe have a useful life beyond the initial airing or does not have revenue directly attributed to production are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. Approximately $13.7 million and $9.3 million of original television programming costs were capitalized as of December 31, 2011 and 2010, respectively.

Television program rights acquired by the Company from third-party vendors are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the next year and program rights payable due within one year are classified as current assets and current liabilities, respectively. The acquired programming rights will be amortized through 2015. Approximately $2.0 million and $1.6 million of acquired program costs were capitalized as of December 31, 2011 and 2010, respectively.

The following table sets forth the components of the Company’s unamortized program costs as of December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(In thousands)
Original television program costs—released	$13,695	$9,244
Original television program costs—in production	—	18
Acquired television program rights	1,968	1,559

	$15,663	$10,821

Based on current estimates, the Company expects that its net original program costs incurred as of December 31, 2011 will amortize as follows (expressed as a percentage of unamortized net original program costs as of December 31, 2011):

2012	60%
2013	24%
2014	12%
2015	4%

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

During the years ended December 31, 2011, 2010 and 2009, the Company recorded losses on disposal of property and equipment of $3.5 million, $0.6 million and $1.8 million, respectively, primarily related to the write-off of certain property and equipment which had become obsolete. During the fourth quarter 2011, the Company identified certain analog television transmission equipment with a carrying value of $1.4 million that should have been impaired in periods prior to 2011. Such charge was taken in the fourth quarter of 2011.

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

Interest cost is capitalized on individually significant projects during construction and approximated $117,000 for the year ended December 31, 2009 and related to the construction of a new corporate office building and studio facility in Dallas, completed in November 2009.

Broadcast Licenses

The Company’s indefinite-lived assets consist of its Federal Communications Commission (“FCC”) broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.5 million at December 31, 2011 and 2010.

In accordance with Accounting Standards Codification (ASC) 350-30 “General Intangibles Other Than Goodwill” (“ASC 350-30”), the Company no longer amortizes its broadcast licenses. The Company tests its broadcast licenses for impairment at least annually or when indicators of impairment are identified. The Company’s valuations principally use the discounted cash flow methodology, an income approach based on market revenue projections, and not company-specific projections, which assumes broadcast licenses are acquired and operated by a third party. This approach incorporates variables such as types of signals, media competition, audience share, market advertising revenue projections, anticipated operating margins and discount rates, without taking into consideration the station’s format or management capabilities. This method calculates the estimated present value that would be paid by a prudent buyer for the Company’s FCC licenses as new radio or television stations. If the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded.

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

Below are key assumptions used in the income approach model for estimating asset fair values for the impairment testing performed as of September 30, 2011, 2010 and 2009. Ranges are included because the Company evaluates each station on an individual basis (or cluster basis for simulcast stations) for impairment and the ranges reflect the range of assumptions for the stations included in the categories below.

Radio Broadcasting Licenses	September 30, 2011	September 30, 2010	September 30, 2009
Discount Rate	12.6%	12.5%	12.7%
First-year Market Growth Rate Range	2.9% - 5.0%	1.0% - 3.0%	(17.6)% - (24.0)%
Out-year Market Growth Rate Range	3.0% - 3.8%	3.0% - 3.7%	0.8% - 2.0%
Market Share Range (1)	0.1% - 0.4%	0.2% - 11.3%	0.2% - 11.8%
Operating Profit Margin Range (1)	(40.8)% - 32.5%	(2.6)% - 32.0%	(4.3)% - 32.9%

Television Broadcasting Licenses	September 30, 2011	September 30, 2010	September 30, 2009
Discount Rate	12.5%	12.5%	12.6%
First-year Market Growth Rate Range	0.7% - 2.1%	(8.7)% - (3.0)%	(17.0)% - (22.0)%
Out-year Market Growth Rate Range	1.7% - 2.8%	1.8% - 2.3%	1.4% - 2.4%
Market Share Range (1)	0.5% - 2.3%	0.9% - 2.3%	0.2% - 2.5%
Operating Profit Margin Range (1)	(15.0)% - 30.0%	12.4% - 30.1%	9.8% - 31.3%

(1)	Excludes first full year of operations.

The Company performed an interim review of the fair market value of one of its television broadcast licenses as of June 30, 2010 as a result of impairment indicators the Company noted for one of its recently acquired stations. As a result, the Company recorded a $0.9 million impairment charge to write down the carrying value of this broadcast license to its estimated fair value. Below are key assumptions used in the income approach model for estimated fair values for the impairment testing performed as of June 30, 2010.

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

Radio Broadcasting Licenses	March 31, 2009
Discount Rate	12.1%
2009 Market Growth Rate Range	(10.0)% - (15.0)%
Out-year Market Growth Rate Range	0.4% - 2.2%
Market Share Range (1)	0.1% - 11.8%
Operating Profit Margin Range (1)	(8.2)% - 36.5%

Television Broadcasting Licenses	March 31, 2009
Discount Rate	11.9%
2009 Market Growth Rate Range	(8.5)% - (15.0)%
Out-year Market Growth Rate Range	0.6% - 1.8%
Market Share Range (1)	0.2% - 2.6%
Operating Profit Margin Range (1)	8.5% - 32.2%

(1)	Excludes first full year of operations.

The following table sets forth the non-cash impairment charges recorded by the Company for the years ended December 31, 2011, 2010, and 2009.

Year ended December 31,	Amount
(in millions)
2009 (1)	$126.5
2010	6.4
2011	0.9

(1)	Excludes a $0.3 million impairment relating to radio station KSEV-AM, which was sold in December 2009. As discussed below, the operations of KSEV-AM have been reclassified and are presented in discontinued operations in the accompanying consolidated financial statements.

Discontinued Operations

In December 2009, two of LBI Media Holdings’ indirect, wholly owned subsidiaries consummated the sale of radio station KSEV-AM, in the Houston, Texas market, to Patrick Broadcasting, LP for a total aggregate cash purchase price of approximately $6.5 million. The sale resulted in a pre-tax gain of approximately $1.2 million. Accordingly, the accompanying consolidated financial statements reflect the operating results of radio station KSEV-AM as discontinued operations for all periods presented.

Summarized financial information in the accompanying consolidated statements of operations for the discontinued KSEV-AM radio operations is as follows (in thousands):

	Twelve Months Ended December 31,
	2011	2010	2009
Net revenues	$—	$—	$1,327
Expenses	—	—	(113)
Impairment of broadcast license	—	—	(274)
Gain on sale of assets	—	—	1,245

Income before provision for income taxes	—	—	2,185
Provision for income taxes	—	—	(787)

Discontinued operations, net of income taxes	$—	$—	$1,398

Assets Held For Sale

In November 2009, the Company completed construction of its new corporate office building and studio facility in Dallas, Texas. At the same time, the Company moved its entire Dallas operations from its former location to the new building. In 2010, the Company consummated the sale of its former Dallas operating facility.

The Company’s former operating facility was sold for approximately $2.4 million, consisting of $1.0 million in gross cash proceeds ($0.9 million in net proceeds) and a $1.4 million note receivable. Such note bears interest at 6.0% per annum and is due in monthly payments of approximately $10,000 through its maturity in July 2018. As the note will not have fully amortized as of the maturity date, the buyer will be required to make an additional balloon payment of approximately $1.0 million on July 1, 2018. The note is secured by a deed of trust on the property. Based on its evaluation of market credit conditions, the Company determined that the stated interest rate in the note receivable was less than the corresponding market rate. As such, the Company recorded the note receivable at its estimated fair value. The balance of note was $1.2 million as of December 31, 2011 and 2010, and is included in other assets in the accompanying consolidated balance sheets.

KNTE-FM. In January 2012, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of Houston License LLC and Liberman Broadcasting of Houston LLC, as sellers, entered into an asset purchase agreement with KSBJ Educational Foundation, Inc., a Texas non-profit organization, as buyer, pursuant to which the buyer has agreed to acquire selected assets of radio station KNTE-FM, (96.9 FM, El Campo, Texas). The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) other equipment used to operate the station. The total sales price is expected to be approximately $2.1 million in cash, subject to certain adjustments, of which $0.2 million has been deposited into escrow. Consummation of the disposition is currently subject to customary closing conditions, including regulatory approval from the FCC. The Company expects to close this sale in the second quarter of 2012. The carrying value of KNTE-FM’s long lived assets including its FCC license was $0.7 million as of December 31, 2011.

KJOJ-AM. In January 2012, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of Houston License LLC and Liberman Broadcasting of Houston LLC, as sellers, entered into an asset purchase agreement with DAIJ Media, LLC, as buyer, pursuant to which the buyer has agreed to acquire selected assets of radio station KJOJ-AM, (Conroe, Texas, Facility No. 20625). The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) other equipment used to operate the station. The total sales price is expected to be approximately $1.0 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Consummation of the disposition is currently subject to customary closing conditions, including regulatory approval from the FCC. The Company expects to close this sale in the second quarter of 2012. The carrying value of KJOJ-AM’s long lived assets including its FCC license was $0.2 million as of December 31, 2011.

As of December 31, 2011, the Company had engaged a real estate agent to sell certain real property located in Harris County, Texas, which it owns. The Company expects to enter into a purchase and sale agreement during the second quarter of 2012. The carrying value of related long lived assets including building and land was $0.7 million as of December 31, 2011.

Barter Transactions

Included in the accompanying consolidated statements of operations are non-monetary transactions arising from the trading of advertising time for merchandise and services. Barter revenues and expenses are recorded at the fair market value of the goods or services received when the commercial is broadcast. The Company recognizes barter revenues when the commercial is broadcast. Barter expenses are recorded at the same time as barter revenue, which approximates the date the expenses were incurred. Barter revenue and expense, totaled approximately $1.7 million, $2.2 million, and $2.1 million for the years ended December 31, 2011, 2010, and 2009.

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

Income Taxes

The U.S. Federal jurisdiction and the state jurisdictions of California and Texas are the major tax jurisdictions where the Company files income tax returns. The Company is no longer subject to federal or state income tax examinations for years prior to 2008 and 2007, respectively.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net operations in the period such determination is made.

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

Advertising Costs

Advertising costs are expensed as incurred. The accompanying consolidated statements of operations include advertising costs (included in promotional expenses) of approximately $221,000, $75,000, and $10,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation according to the provisions of ASC 718 “Compensation—Stock Compensation” (“ASC 718”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options under the Parent’s, Liberman Broadcasting, Inc.’s, Stock Incentive Plan based on estimated fair values. Services required under a certain employment agreement pursuant to which the options were granted are rendered to the Company. Accordingly, the Company reflects compensation expense related to the options in its financial statements.

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

Derivative Instruments

Since November 2006, the Company has utilized a derivative instrument to hedge its exposure to interest rate risks. The Company records derivative instruments on the balance sheet as either assets or liabilities that are measured at their fair value under the provisions of ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met, in which case, changes in fair value are deferred to accumulated other comprehensive income and reclassified into earnings when the underlying transaction affects earnings. The interest rate swap that was effective as of December 31, 2010 and during 2011 up until its termination in November 2011 did not meet the requirements for hedge accounting treatment at its inception and, accordingly, changes in its fair value were included in current period earnings as interest rate swap income or expense in the accompanying consolidated statement of operations.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-4”). The guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and International Financial Reporting Standards. ASU 2011-4 is effective during interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 (subsequently amended by ASU 2011-12) to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal years beginning after December 15, 2011. The Company is currently evaluating the impact of this accounting standard update on its financial statements.

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

As of December 31, 2011 and 2010, respectively, the fair values of the Company’s financial liabilities are categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3
As of December 31, 2011
Liabilities subject to fair value measurement:
Interest rate swap (a)	$—	$—	$—	$—

Total	$—	$—	$—	$—

As of December 31, 2010
Liabilities subject to fair value measurement:
Interest rate swap (a)	$3,146	$—	$3,146	$—

Total	$3,146	$—	$3,146	$—

(a)	Based on London Interbank Offered Rate (“LIBOR”). See “Long-Term Debt—Interest Rate Swap” in Note 5.

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

As of December 31, 2011 and 2010, each major category of assets measured at fair value on a non-recurring basis during the period is categorized as follows (in thousands):

	Total	Level 1	Level 2	Level 3	Total Losses
As of December 31, 2011
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$329	$—	$—	$329	$(880)

Total	$329	$—	$—	$329	$(880)

	Total	Level 1	Level 2	Level 3	Total Losses
As of December 31, 2010
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$23,309	$—	$—	$23,309	$(6,429)
Long-lived assets	2,910	—	—	2,910	(793)

Total	$26,219	$—	$—	$26,219	$(7,222)

Pursuant to ASC 350-30 “General Intangibles Other Than Goodwill” (“ASC 350-30”) and ASC 360 “Property, Plant and Equipment”, and in connection with its annual impairment test performed as of September 30, 2011, the Company recorded impairment charges of $0.9 million for the year ended December 31, 2011, to write down the carrying value of one of its television broadcast licenses to its estimated fair value. During the year ended December 31, 2010, the Company recorded impairment charges of $7.2 million to write down the carrying value of several of its radio and television broadcast licenses and certain other related long-lived assets to their estimated fair values. The fair values were estimated utilizing Level 3 inputs. A description of the Level 3 inputs and the information used to develop the inputs is discussed below in Note 3.

•	The fair values of LBI Media’s 2007 Senior Subordinated Notes and 2011 Senior Secured Notes and LBI Media Holdings’ Senior Discount Notes (see Note 5) were determined using quoted market prices.

•

The Company’s other long-term debt has variable interest rates, or rates that the Company believes approximate current market rates, and accordingly, the fair value of those instruments approximates the carrying amounts.

	December 31, 2011		December 31, 2010
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
2011 Senior Secured Notes due 2019	$195.8	$217.1	$—	$—
2007 Senior Subordinated Notes due 2017	125.8	226.3	185.3	225.9
Senior Discount Notes due 2013	37.2	41.8	37.2	41.8
2011 Revolver due 2016 and 2004 Empire Note due 2019	1.6	1.6	177.6	177.6

3. Acquisitions

WVFW-LD. In July 2011, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC (“KRCA TV”) and KRCA License LLC (“KRCA License”), as buyers, entered into an asset purchase agreement with Claro Communications, LTD., as seller, pursuant to which the buyers have agreed to acquire selected assets of low-power television station WVFW, licensed to Miami, Florida, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be approximately $0.8 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Such escrow amount is included in other assets in the accompanying consolidated balance sheet as of December 31, 2011. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. The Company expects to close this acquisition in the second quarter of 2012.

WESV-LP. In December 2010, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA TV and KRCA License, as buyers, consummated the acquisition of selected assets of television station W40BY, licensed to Palatine, Illinois, from Trinity Broadcasting Network, pursuant to an asset purchase agreement entered into by the parties in February 2010. Subsequent to the purchase, the Company changed the call letters of the acquired station to WESV. The total purchase price of approximately $1.3 million was paid primarily through borrowings under LBI Media’s former senior secured revolving credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The Company allocated the purchase price as follows (in thousands):

Broadcast licenses	$1,209
Property and equipment	41

$1,250

KETD-TV. In June 2010, KRCA TV and KRCA License consummated the acquisition of selected assets of television station KWHD-TV, licensed to Castle Rock, Colorado, from LeSEA Broadcasting Corporation, pursuant to an asset purchase agreement entered into by the parties in January 2010. Subsequent to the purchase, the Company changed the call letters of the acquired station to KETD. The total purchase price of approximately $6.5 million was paid primarily through borrowings under LBI Media’s former senior secured revolving credit facility. The selected assets primarily included (i) licenses and permits authorized by the FCC for or in connection with the operation of the station, (ii) antenna and transmitter facilities and (iii) broadcast and other studio equipment used to operate the station. The Company allocated the purchase price as follows (in thousands):

Broadcast licenses	$3,572
Property and equipment	2,910
Other assets	18

$6,500

WASA-LP. In February 2010, KRCA TV and KRCA License, as buyers, consummated the acquisition of selected assets of low-power television station WASA-LP, licensed to Port Jervis, New York, from Venture Technologies, Group, LLC, pursuant to an asset purchase agreement entered into by the parties in November 2008. The total purchase price of approximately $6.0 million was paid primarily through borrowings under LBI Media’s former senior secured revolving credit facility. The selected assets primarily included licenses and permits authorized by the FCC for or in connection with the operation of the station. The Company allocated the entire purchase price to broadcast licenses. In accordance with certain provisions of ASC 805, which became effective on January 1, 2009, the Company wrote-off approximately $0.2 million in pre-acquisition costs related to this acquisition. Such amount is included in selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009.

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

4. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2011	2010
	(in thousands)
Land	$18,360	$18,710
Buildings and building improvements	38,227	38,088
Antennae, towers and transmission equipment	56,120	60,574
Studio and production equipment	25,905	26,685
Record and tape libraries	524	1,129
Computer equipment and software	3,309	3,099
Office furnishings and equipment	3,384	3,499
Automobiles	2,036	2,053
Leasehold improvements	204	204

Total	148,069	154,041
Less accumulated depreciation	(58,860)	(59,878)

Total property and equipment	$89,209	$94,163

5. Long-Term Debt

Long-term debt consists of the following:

	December 31,
	2011	2010
	(in thousands)
2006 Revolver due 2012	$—	$61,350
2006 Term Loan due 2012	—	114,500
2007 Senior Subordinated Notes due 2017	226,266	225,935
2011 Senior Secured Notes due 2019	217,117	—
2011 Revolver due 2016	—	—
Senior Discount Notes due 2013	41,833	41,833
2004 Empire Note due 2019	1,589	1,753

	486,805	445,371
Less current portion	(174)	(1,364)

	$486,631	$444,007

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

The 2011 Revolver is guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Borrowings under the 2011 Revolver are secured by substantially all of the tangible and intangible assets of LBI Media and its existing and future wholly owned domestic subsidiaries (other than the assets of LBI Media’s subsidiary Empire Burbank Studios, LLC (“Empire”)), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. The 2011 Revolver also contains customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the 2011 Revolver. Under the 2011 Revolver, LBI Media must also maintain an amount of revolver facility indebtedness (which, as defined in the credit agreement, includes only amounts outstanding under the 2011 Revolver and does not include LBI Media’s 2011 Senior Secured Notes and the 2004 Empire Note) that would not result in a ratio of revolver facility debt to EBITDA (as defined in the credit agreement) of more than 3.5 to 1.0. As of December 31, 2011, LBI Media was in compliance with all such covenants.

In connection with LBI Media’s entry into the credit agreement relating to the 2011 Revolver and the indenture relating to its 2011 Senior Secured Notes discussed below, LBI Media and the guarantors of the 2011 Revolver and its 2011 Senior Secured Notes also entered into a collateral trust and intercreditor agreement (the “Intercreditor Agreement”). The Intercreditor Agreement defines the relative rights of the lenders under the 2011 Revolver and the holders of the 2011 Senior Secured Notes with respect to the collateral securing LBI Media’s and the guarantors’ respective obligations under the 2011 Revolver and the 2011 Senior Secured Notes. Pursuant to the Intercreditor Agreement, amounts received upon sale of collateral securing the 2011 Revolver and the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The indenture governing LBI Media’s 2007 Senior Subordinated Notes, subject to certain exceptions, prohibits borrowing under the 2011 Revolver, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (discussed below) earlier than one year prior to their stated maturity.

As of December 31, 2011, no amounts were outstanding under the 2011 Revolver. Since December 31, 2011, LBI Media has borrowed, net of repayments, approximately $5.4 million under its 2011 Revolver.

LBI Media’s Senior Secured Notes due 2019

In March 2011, LBI Media issued approximately $220.0 million aggregate principal amount of 9 1/4% senior secured notes due 2019 (the “2011 Senior Secured Notes”). The 2011 Senior Secured Notes were sold at 98.594% of the principal amount, resulting in gross proceeds of approximately $216.9 million. The Company used the net proceeds to repay all outstanding borrowings under its prior $150.0 million senior secured revolving credit facility and $110.0 million senior secured term loan. This transaction resulted in the write-off of $1.0 million of deferred financing costs related to the prior credit facilities.

The 2011 Senior Secured Notes are guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Subject to certain exceptions and permitted liens, the 2011 Senior Secured Notes and the guarantees are secured on a first priority basis, along with indebtedness under the 2011 Revolver, by liens on substantially all of LBI Media’s and the guarantors’ assets (other than the assets of Empire), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. As discussed above, pursuant to the Intercreditor Agreement, amounts received upon the sale of the collateral securing the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

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

The indenture governing the 2011 Senior Secured Notes contains customary covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make investments and other restricted payments; (iv) incur liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets; (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are allowed to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. LBI Media may also incur certain additional senior secured debt so long as after giving effect to the granting of such additional senior secured debt, LBI Media’s consolidated secured leverage ratio (as defined in the indenture) does not exceed (i) 4.0 to 1.0 (excluding certain subordinated and junior secured indebtedness) in the case of certain senior secured debt or other indebtedness of LBI Media or any of its subsidiaries (except Empire) that are pari passu with the 2011 Senior Secured Notes and other senior secured debt or (ii) 5.0 to 1.0 in the case of secured indebtedness that is subordinated or junior to the 2011 Senior Secured Notes and other senior secured debt. As of December 31, 2011, LBI Media was in compliance with all such covenants.

The indenture governing the 2011 Senior Secured Notes and the related security agreement provide for customary events of default (subject in certain instances to cure periods and dollar thresholds), including but not limited to the failure to make payments of interest or premium, if any, on or principal of, the 2011 Senior Secured Notes, the failure to comply with certain covenants for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the outstanding 2011 Senior Secured Notes may become due and payable immediately.

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

The indenture governing the 2007 Senior Subordinated Notes contains restrictive covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock, (iii) make investments and other restricted payments, (iv) incur certain liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets, (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. The indenture governing the 2007 Senior Subordinated Notes prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of December 31, 2011, LBI Media was in compliance with all such covenants.

The indenture governing the 2007 Senior Subordinated Notes provides for customary events of default, which include (subject in certain instances to cure periods and dollar thresholds): nonpayment of principal, interest and premium, if any, on the 2007 Senior Subordinated Notes, breach of covenants specified in the indenture, payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. The 2007 Senior Subordinated Notes will become due and payable immediately, without further action or notice, upon an event of default arising from certain events of bankruptcy or insolvency with respect to LBI Media and certain of its subsidiaries. If any other event of default occurs and is continuing, the trustee or the holders of at least 25% in principal amount of the then outstanding 2007 Senior Subordinated Notes may declare the 2007 Senior Subordinated Notes to be due and payable immediately.

LBI Media Holdings’ Senior Discount Notes due 2013

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The Senior Discount Notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest did not accrue and was not payable on the Senior Discount Notes prior to October 15, 2008 and instead the value of the Senior Discount Notes had been increased each period until it equaled $68.4 million on October 15, 2008; such accretion was recorded as additional interest expense by LBI Media Holdings. After October 15, 2008, cash interest began to accrue at a rate of 11% per year and is payable semi-annually on each April 15 and October 15. The Senior Discount Notes mature on October 15, 2013.

In 2009, LBI Media Holdings purchased $1.0 million aggregate principal of its Senior Discount Notes on the open market at a purchase price of 48.0% of the principal amount. Additionally, in 2010 LBI Media Holdings purchased approximately $3.6 million aggregate principal of its Senior Discount Notes on the open market at a purchase price of 91.5% of the principal amount. As a result of these transactions, the Company recorded a noncash gain of approximately $0.3 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively. Such amounts are included in gain on note purchase in the accompanying consolidated statements of operations.

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media Holdings and its restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of December 31, 2011, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2011 Revolver, the 2011 Senior Secured Notes and the 2007 Senior Subordinated Notes.

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

Scheduled Debt Repayments

As of December 31, 2011, the Company’s long-term debt had scheduled repayments for each of the next five years as follows (in thousands):

2012	$174
2013	42,016
2014	194
2016	205
2016	216
Thereafter	444,000

$486,805

The above table does not include projected interest payments, unamortized debt discounts, and any repayment premium the Company may ultimately pay.

Interest Rate Swap

The Company used an interest rate swap to manage interest rate risk associated with its variable rate borrowings. In connection with the issuance of LBI Media’s former secured credit facility, the Company entered into a fixed-for-floating interest rate swap to hedge the underlying interest rate risk on the expected outstanding balance of LBI Media’s former senior secured term loan over time. Pursuant to the terms of this interest rate swap, the Company paid a fixed rate of 5.56% on the notional amount and received payments based on LIBOR. This swap fixed the interest rate at 7.56% (including the applicable margin). In November 2009, the notional amount was reduced to $60.0 million (from $80.0 million) and remained at this level through expiration of the swap contract in November 2011.

The Company accounted for its interest rate swap in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”). As noted above, the effect of the interest rate swap was to fix the interest rate at 7.56% on the Company’s variable rate borrowings (including the applicable margin). However, changes in the fair value of the interest rate swap for each reporting period were recorded in interest rate swap income (expense) in the accompanying consolidated statements of operations because the interest rate swap did not qualify for hedge accounting. The Company measured the fair value of its interest rate swap on a recurring basis pursuant to ASC 820.

The fair value of the interest rate swap agreement at each balance sheet date was as follows (in millions):

Derivatives Not Designated As Hedging Instruments	Balance Sheet Location	December 31, 2011	December 31, 2010
Interest rate swap agreement	Other long-term liabilities	$—	$3.1

The following table presents the effect of the interest rate swap agreement on the Company’s consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009 (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain (Loss)	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Interest rate swap agreement	Interest rate swap income (expense)	$2.3	$2.1	$2.4

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

6. Commitments and Contingencies

Leases

The Company leases land, tower, studio and/or office space for certain stations under noncancelable operating leases that expire at various times through 2029, with some having renewal options, generally for one to five years. Rental expenses under these agreements totaled approximately $3.0 million, $2.7 million, and $2.4 million during the years ended December 31, 2011, 2010, and 2009, respectively.

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases, consist of the following at December 31, 2011:

(in thousands)
2012	$1,850
2013	1,670
2014	1,507
2015	1,554
2016	1,259
Thereafter	7,658

$15,498

Ratings Services

In September 2009, the Company entered into a four-year contract with Nielsen Media Research (“Nielsen”), to provide television programming ratings services for the Company’s EstrellaTV network. In February 2011, the Company entered into an agreement with Nielsen to amend certain payment provisions in the contract. As a result, the aggregate payments remaining under the agreement, at December 31, 2011 (reflecting the new payment terms), was approximately $8.4 million and will be paid through August 2013.

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

Based on the affiliate station’s 2011 operating performance, as of December 31, 2011, the Company had reserved approximately $0.5 million with respect to the guarantee outlined in (1) above. However, no reserve has been recorded related to the potential cash obligation specified in (2) above, based on the affiliate station’s 2011 ratings position.

Insurance Claim Proceeds

In September 2008, several of the Company’s radio and television station facilities in Texas sustained substantial damage as a result of Hurricane Ike. During 2011, the Company received $0.5 million in proceeds from its insurance company related to these losses.

Litigation

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) relating to disputes over royalties owed to BMI. In October 2009, the Company settled all royalty disputes relating to its television stations as well as royalties owed for periods prior to December 31, 2006 for the Company’s radio stations. In June 2011, the Company settled royalty disputes relating to its radio stations for periods subsequent to January 1, 2010. The remaining outstanding dispute relates to the Company’s radio stations for the period commencing January 1, 2007, through December 31, 2009 (the “post-court period”) for which the Company has filed an application for a reasonable license under BMI’s antitrust consent decree. As of December 31, 2011, the Company had reserved approximately $0.8 million relating to the BMI dispute. Such reserve is included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes this reserve, all of which relates to the post-court period, is adequate as of December 31, 2011.

In June 2011, the Company settled a legal dispute related to a tortious interference claim by the Company, and recorded a $0.9 million gain related to the settlement. Of this amount, approximately $0.6 million was received in cash and the remaining $0.3 million represents the fair value of radio advertising credits which can be used by the Company over a 24-month period. Such gain is included in gain on legal settlement in the accompanying 2011 consolidated statement of operations.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

7. Related Party Transactions

The Company had approximately $3.6 million and $3.4 million due from stockholders of the Parent and from affiliated companies at December 31, 2011 and 2010. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and currently mature through December 2012. Such loans and the related balances of accrued interest were classified as long term assets and are included in notes receivable from related parties, net of current, in the accompanying consolidated balance sheet as of December 31, 2010. However, given the Company’s intention to extend the maturity dates of the loans due from the stockholders of the Parent by the second quarter of 2012, such balances totaling $3.1 million have been reclassified into stockholders deficiency as of December 31, 2011. The following table sets forth the components of the Company’s related party receivable balances as of December 31, 2011 and 2010:

Party	Annual Interest Rate	Maturity Date	Original Loan Amounts	Loan and Accrued Interest Balance at December 31,
				2011	2010
Stockholder of Parent	0.69% - 0.82%	July to December 2012	$222	$271	$270
Stockholder of Parent	0.82%	July 2012	1,917	2,362	2,347
Stockholder of Parent	0.69% - 0.75%	July to December 2012	275	402	334
Affiliated companies	various	various	various	563	492

				$3,598	$3,443

The Company also had approximately $690,000 due from one if its executive officers and directors at December 31, 2011 and 2010, which is included in employee advances in the accompanying consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for an advance of $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2012.

The Company accounts for its 30% investment in PortalUno, Inc. (“PortalUno”), a development stage, online search engine for the Hispanic community, using the equity method under ASC 323 “Investments — Equity method and joint ventures”

As such, the Company’s share of PortalUno’s net loss is included in equity in losses of equity method investment in the accompanying consolidated statements of operations. An employee of one of LBI Media Holdings’ subsidiaries is an owner of Reivax Technology, Inc., the holder of 70% of the ownership interest in PortalUno. Condensed financial information has not been provided because the operations are not considered to be significant.

In November 2009, the Company entered into an agreement to lease certain office space from Tinicum Incorporated (“Tinicum”). Tinicum is a stockholder of the Parent, Liberman Broadcasting, Inc. The rental payments are $12,000 per month and the lease expired in October 2011.

Certain of the Company’s executive officers own approximately $0.8 million aggregate principal amount of the 2007 Senior Subordinated Notes purchased in open market transactions as of December 31, 2011 and 2010. LBI Media paid $68,000 of interest to these noteholders in 2011 and 2010. Certain of the Company’s executive officers own approximately $0.8 million and $1.7 million aggregate principal amount of the Senior Discount Notes, purchased in open market transactions as of December 31, 2011 and 2010, respectively. LBI Media Holdings paid $137,000 and $183,000 to these note holders in 2011 and 2010, respectively.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations. The Company had approximately $0.1 million due from LDL as of December 31, 2011 and 2010, which is included in amounts due from related parties in the accompanying consolidated balance sheets. Such advances are payable upon demand.

8. Defined Contribution Plan

In 1999, the Company established a 401(k) defined contribution plan (the “401(k) Plan”), which covers all eligible employees (as defined in the 401(k) Plan). Participants are allowed to make non-forfeitable contributions of up to 60% of their annual salary, including commissions, up to the maximum IRS allowable amount. The Company is allowed to contribute a discretionary amount to the 401(k) Plan. For the years ended December 31, 2011, 2010 and 2009, the Company made no discretionary contributions to the 401(k) Plan.

9. Equity Incentive Plan

In December 2008, the stockholders of the Parent adopted the Liberman Broadcasting, Inc. Stock Incentive Plan (the “Plan”). Grants of equity under the Plan are made to employees who render services to the Company. Accordingly, the Company reflects compensation expense related to the options in its financial statements. The Plan allows for the award of up to 14.568461 shares of the Parent’s Class A common stock and awards under the Plan may be in the form of incentive stock options, nonqualified stock options, restricted stock awards or stock awards. The Plan is administered by the Parent’s Board of Directors. The Board of Directors determines the type, number, vesting requirements and other features and conditions of such awards.

As of December 31, 2011, the only option grant under the Plan has been to one of the Company’s executive officers, which was made in December 2008, pursuant to such employee’s employment agreement. The options have a contractual term of ten years from the date of the grant and vest over five years. No new options were granted during the years ended December 31, 2011, 2010 or 2009.

Since 2008, the Parent has entered into certain employment agreements whereby it has agreed to grant an aggregate of 11.3634 shares of the Parent’s Class A common stock to certain employees and an executive officer. No options have been granted as of December 31, 2011 to such persons. The options, when granted by the Board of Directors, will have contractual terms of ten years from the date of the grant and vest pursuant to the terms agreed upon in the respective employment agreements.

The Company accounts for stock-based compensation according to the provisions of ASC 718 “Compensation—Stock Compensation” which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options under the Plan based on estimated fair values. Services required under a certain employment agreement pursuant to which the options were granted are rendered to the Company. Accordingly, the Company reflects compensation expense related to the options in its financial statements.

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

The weighted average grant date fair value using the Black-Scholes option pricing model was approximately $90,000 per share. Unamortized compensation as of December 31, 2011 and 2010 was approximately $115,000 and $142,000, respectively, and is being amortized over the expected term of 7.5 years.

Stock-based compensation expense was approximately $27,000 and $26,000 for the years ended December 31, 2011 and 2010, respectively.

The following is a summary of the Company’s stock options as of December 31, 2011:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2011	2.19	$1,368,083	$—	7.0
Vested and exercisable at December 31, 2011	1.31	$1,368,083	$—	7.0
Vested and expected to vest at December 31, 2011	2.19	$1,368,083	$—	7.0

During each of the years ended December 31, 2011 and 2010, options to purchase 0.437054 shares of the Parent’s Class A common stock had vested. However, none of these stock options had been exercised and no stock options expired during the years ended December 31, 2011 and 2010. Additionally, there was no intrinsic value for the stock options exercisable at December 31, 2011.

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

	$(31,086)	$(31,086)	$(31,086)
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net revenues:
Radio operations	$55,004	$59,949	$59,120
Television operations	62,516	55,787	43,801

Consolidated net revenues	$117,520	$115,736	$102,921

Operating expenses before gain on assignment of asset purchase agreement, gain on legal settlement, proceeds from insurance claim, stock-based compensation expense, impairment of broadcast licenses and long-lived assets, loss on sale and disposal of property and equipment and depreciation and amortization:

Radio operations	$32,576	$33,288	$34,597

	$(31,086)	$(31,086)	$(31,086)
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Television operations	58,596	48,316	33,678

Consolidated operating expenses before gain on assignment of asset purchase agreement, gain on legal settlement, proceeds from insurance claim, stock-based compensation expense, impairment of broadcast licenses and long-lived assets, loss on sale and disposal of property and equipment and depreciation and amortization:	$91,172	$81,604	$68,275

Gain on assignment of asset purchase agreement:
Radio operations	$—	$(1,599)	$—
Television operations	—	—	—

Total gain on assignment of asset purchase agreement	$—	$(1,599)	$—

Gain on legal settlement:
Radio operations	$(900)	$—	$—
Television operations	—	—	—

Total gain on legal settlement	$(900)	$—	$—

Proceeds from insurance claim:
Radio operations	$(262)	$—	$—
Television operations	(193)	—	—

Total proceeds from insurance claim	$(455)	$—	$—

Operating income before stock-based compensation expense, impairment of broadcast licenses and long-lived assets, loss on sale and disposal of property and equipment and depreciation and amortization:
Radio operations	$23,590	$28,260	$24,523
Television operations	4,113	7,471	10,123

Consolidated operating income before stock-based compensation expense, impairment of broadcast licenses and long-lived assets, loss on sale and disposal of property and equipment and depreciation and amortization:	$27,703	$35,731	$34,646

Stock-based compensation expense:
Corporate	$27	$26	$28

Consolidated stock-based compensation expense	$27	$26	$28

Impairment of broadcast licenses and long-lived assets:
Radio operations	$—	$39	$79,040
Television operations	880	7,183	47,503

Consolidated impairment of broadcast licenses and long-lived assets	$880	$7,222	$126,543

Loss on sale and disposal of property and equipment:
Radio operations	$223	$299	$182
Television operations	3,298	312	1,625

Consolidated loss on sale and disposal of property and equipment	$3,521	$611	$1,807

Depreciation and amortization expense:
Radio operations	$5,238	$5,355	$4,841
Television operations	5,346	4,687	4,862

Consolidated depreciation and amortization expense	$10,584	$10,042	$9,703

Operating income (loss):
Radio operations	$18,129	$22,567	$(59,540)
Television operations	(5,411)	(4,711)	(43,867)
Corporate	(27)	(26)	(28)

Consolidated operating income (loss)	$12,691	$17,830	$(103,435)

	$(31,086)	$(31,086)	$(31,086)
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Total assets:
Radio operations	$179,222	$180,339	$182,242
Television operations	117,351	117,867	101,450
Corporate	25,019	12,746	15,152

Consolidated total assets	$321,592	$310,952	$298,844

Reconciliation of operating income before stock-based compensation expense, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets to loss before (provision for) benefit from income taxes and discontinued operations:

Consolidated operating income before stock-based compensation expense, depreciation and amortization, loss on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:	$27,703	$35,731	$34,646
Stock-based compensation expense	(27)	(26)	(28)
Depreciation and amortization	(10,584)	(10,042)	(9,703)
Loss on sale and disposal of property and equipment	(3,521)	(611)	(1,807)
Impairment of broadcast licenses and long-lived assets	(880)	(7,222)	(126,543)
Interest expense	(46,260)	(33,193)	(33,777)
Interest rate swap income	2,335	2,088	2,393
Gain on note purchases	—	302	520
Equity in losses of equity method investment	—	—	(112)
Interest income and other income	148	87	108

Loss from continuing operations before (provision for) benefit from income taxes	$(31,086)	$(12,886)	$(134,303)

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

The Company’s net deferred tax liabilities as of December 31, 2011 and 2010 were approximately $22.0 million and $20.2 million, respectively, and result primarily from book and tax basis differences of the Company’s indefinite-lived intangible assets that, for tax purposes, are amortized over fifteen years, as well as state of Texas net operating loss carryforward credits.

At December 31 of each respective year, the provision for (benefit from) income taxes before discontinued operations consisted of the following:

	As of December 31,
	2011	2010	2009
	(in thousands)
Current federal	$—	$—	$—
Current state	36	381	(157)

Total current income tax expense (benefit)	36	381	(157)

	As of December 31,
	2011	2010	2009
	(in thousands)
Deferred federal	1,332	1,524	(18,272)
Deferred state	544	153	(1,832)

Total deferred income tax expense (benefit)	1,876	1,677	(20,104)

Total income tax expense (benefit)	$1,912	$2,058	$(20,261)

The following is a reconciliation of income tax benefit computed by applying the statutory federal income tax rate of 35% to loss before benefit from (provision for) income taxes and discontinued operations, for the years ended December 31, 2011, 2010 and 2009, respectively.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Income tax benefit computed at the federal statutory rate	$(10,882)	$(4,511)	$(47,006)
Change in valuation allowance	12,586	6,637	31,200
State income taxes	422	112	(4,228)
Other	(214)	(180)	(227)

Total income tax provision (benefit)	$1,912	$2,058	$(20,261)

As of December 31, 2011 and 2010, the Company had approximately $148.6 million and $93.4 million, respectively, of accumulated federal net operating losses. The federal net operating losses can be carried forward and applied to offset taxable income for 20 years and any unused portion of these net operating losses will expire from 2028 through 2030. As of December 31, 2011 and 2010, the Company had approximately $85.0 million and $53.3 million, respectively, of accumulated state net operating losses. With the exception of California, the state net operating losses can be carried forward and applied to offset taxable income for up to 10 years and any unused portion of these net operating losses will expire in 2020. In 2008, California changed its carryforward period from 10 to 20 years for any net operating losses generated on or after January 1, 2008. As such, unused portions of the accumulated net operating losses as of December 31, 2008, 2009, 2010 and 2011 will expire in 2028, 2029, 2030 and 2031, respectively.

The following table outlines the principal components of deferred tax assets and liabilities at December 31 of each respective year:

	As of December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$57,144	$35,732
State net operating loss credits	5,309	5,443
Intangible assets, net	27,982	35,355
Interest rate swap	—	1,206
Accretion on Senior Discount Notes	2,439	2,439
Property and equipment, net	341	—
Other	3,432	2,875

Total deferred tax assets	96,647	83,050

Deferred tax liabilities:
Intangible assets, net	(27,205)	(25,467)
Property and equipment, net	—	(209)
Other	(1,993)	(1,905)

Total deferred tax liabilities	(29,198)	(27,581)

Valuation allowance	(89,345)	(75,437)

Net deferred tax liabilities	$(21,896)	$(19,968)

The net change in the total valuation allowance for the years ended December 31, 2011 and 2010 was an increase of $13.9 million and $6.6 million, respectively. The valuation allowance as of December 31, 2011 and 2010 was primarily related to net operating loss carryforwards and future deductible amounts related to the excess tax basis over the book basis of certain broadcast licenses. In accordance with ASC 350-30, the Company no longer amortizes its broadcast licenses. However, the impairment of certain broadcast licenses recognized during the year ended December 31, 2009, respectively, resulted in the reversal of certain deferred tax liabilities or an increase in the gross deferred tax assets relating to certain of those intangibles, which were accompanied by an offsetting increase in the related valuation allowance.

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

A reconciliation of the beginning and ending amount of UTB for the years ended December 31, 2009, 2010 and 2011, is as follows (in thousands):

Balance at January 1, 2009	$342
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	(342)
Settlements	—

Balance at December 31, 2009	$—

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	—
Settlements	—

Balance at December 31, 2010	$—

Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Lapse of statute of limitations	—
Settlements	—

Balance at December 31, 2011	$—

During 2009, the Company recognized approximately $0.3 million of these UTB due to the expiration of the statute of limitations and, accordingly, the effective tax rate was reduced. No interest was accrued as of December 31, 2010 and 2011. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years prior to 2008 and 2007, respectively. Notwithstanding the adjustments discussed above, the Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns. Additionally, the Company believes that its accruals for tax liabilities are adequate for all years open to income tax examinations based on an assessment of many factors including past experience, past examinations by taxing authorities and interpretations of tax law applied to the facts of each matter.

12. LBI Media Holdings, Inc. (Parent Company Only)

The terms of LBI Media’s 2011 Revolver (as well as LBI Media’s prior senior credit facilities) and the indentures governing LBI Media’s 2011 Senior Secured Notes and 2007 Senior Subordinated Notes restrict LBI Media’s ability to transfer net assets to LBI Media Holdings in the form of loans, advances, or cash dividends. The following parent-only condensed financial information presents balance sheets and related statements of operations and cash flows of LBI Media Holdings by accounting for the investment in its direct, wholly owned subsidiary under the equity method of accounting. The accompanying condensed financial information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

	As of December 31,
	2011	2010
	(in thousands)
Condensed Balance Sheet Information:
Assets
Deferred financing costs, net	$215	$341
Amounts due from subsidiary	4,211	1,283
Other assets	25	25

Total assets	$4,451	$1,649

Liabilities and stockholder’s deficiency
Accrued interest	$971	$971
Interest due to subsidiary	1,894	1,101
Long-term debt	41,833	41,833
Loans payable to subsidiary	32,481	24,955
Losses in excess of investment in subsidiary	142,413	114,959

Total liabilities	219,592	183,819
Stockholder’s deficiency:
Common stock	—	—
Additional paid-in capital	63,020	62,993
Accumulated deficit	(278,161)	(245,163)

Total stockholder’s deficiency	(215,141)	(182,170)

Total liabilities and stockholder’s deficiency	$4,451	$1,649

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Condensed Statement of Operations Information:
Income:
Losses in earnings of subsidiary	$(27,481)	$(9,526)	$(107,298)
Gain on note purchases	—	302	520
Expenses:
Interest expense	(5,517)	(5,720)	(5,866)

Loss before provision for income taxes	(32,998)	(14,944)	(112,644)
Provision for income taxes	—	—	—

Net loss	$(32,998)	$(14,944)	$(112,644)

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Condensed Statement of Cash Flows Information:
Cash flows used in operating activities:
Net loss	$(32,998)	$(14,944)	$(112,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Losses in earnings of subsidiaries	27,481	9,526	107,298
Write-off of deferred financing costs	—	32	250
Amortization of deferred financing costs	126	127	197
Gain on note purchases	—	(302)	(520)
Interest due subsidiary	793	605	327
Distributions from subsidiary	—	13	107

Net cash used in operating activities	(4,598)	(4,943)	(4,985)

Cash flows provided by (used in) financing activities:

Purchase of senior discount notes	—	(3,248)	(480)
Amounts due from subsidiary	(2,928)	673	(1,956)
Borrowings from subsidiary	7,526	7,528	7,528
Distributions to Parent	—	(10)	(107)

Net cash provided by (used in) financing activities	4,598	4,943	4,985

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of year	—	—	—

Cash and cash equivalents, end of year	$—	$—	$—

13. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2011, 2010 and 2009:

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
	(in thousands)
2011:
Allowance for doubtful accounts	$3,436	$2,002	$(319)	$(1,543)	$3,576
2010:
Allowance for doubtful accounts	$3,168	$1,250	$36	$(1,018)	$3,436
2009:
Allowance for doubtful accounts	$3,072	$2,401	$(771)	$(1,534)	$3,168