Form 10-Q
period 2012-03-31
LBI MEDIA HOLDINGS INC
filed 2012-05-15
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 15, 2012, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$1,612	$1,162
Accounts receivable (less allowances for doubtful accounts of $3,791 as of March 31, 2012 and $3,576 as of December 31, 2011)	23,533	25,272
Current portion of television program costs, net	1,074	1,091
Amounts due from related parties	514	563
Current portion of employee advances	354	171
Prepaid expenses and other current assets	2,345	2,067
Assets held for sale	13,209	1,614

Total current assets	42,641	31,940
Property and equipment, net	75,688	89,209
Broadcast licenses, net	165,131	165,131
Deferred financing costs, net	11,143	11,528
Employee advances, excluding current portion	896	1,746
Television program costs, excluding current portion	15,362	14,572
Other assets	6,246	7,466

Total assets	$317,107	$321,592

Liabilities and stockholder’s deficiency
Current liabilities:
Accounts payable	$3,354	$3,359
Accrued liabilities	6,320	6,449
Accrued interest	14,760	13,381
Current portion of long-term debt	176	174

Total current liabilities	24,610	23,363
Long-term debt, excluding current portion	492,143	486,631
Deferred income taxes	25,257	26,181
Other liabilities	3,670	3,593

Total liabilities	545,680	539,768
Commitments and contingencies
Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares — 1,000
Issued and outstanding shares — 100	—	—
Additional paid-in capital	63,020	63,020
Notes receivable from related parties	(3,037)	(3,035)
Accumulated deficit	(288,556)	(278,161)

Total stockholder’s deficiency	(228,573)	(218,176)

Total liabilities and stockholder’s deficiency	$317,107	$321,592

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2012	2011
Net revenues	$27,585	$25,426
Operating expenses:
Program and technical, exclusive of depreciation and amortization shown below	11,065	9,309
Promotional, exclusive of depreciation and amortization shown below	477	566
Selling, general and administrative, exclusive of depreciation and amortization shown below	11,540	11,264
Depreciation and amortization	2,515	2,551
Loss on sale and disposal of property and equipment	9	7

Total operating expenses	25,606	23,697

Operating income	1,979	1,729
Interest expense, net of amounts capitalized	(11,818)	(9,831)
Interest rate swap income	—	777
Interest and other income	14	34

Loss before provision for income taxes	(9,825)	(7,291)
Provision for income taxes	(570)	(519)

Net loss	$(10,395)	$(7,810)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(10,395)	$(7,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,515	2,551
Loss on sale and disposal of property and equipment	9	7
Stock-based compensation	—	6
Write-off of deferred financing costs	—	968
Amortization of deferred financing costs	385	369
Amortization of discount on subordinated and senior secured notes	157	89
Amortization of television program costs	4,665	2,677
Interest rate swap income	—	(777)
Provision for doubtful accounts	384	436
Changes in operating assets and liabilities:
Cash overdraft	—	(370)
Accounts receivable	1,330	3,486
Television program costs	(5,438)	(4,479)
Amounts due from related parties	49	(4)
Prepaid expenses and other current assets	(313)	(90)
Employee advances	667	(24)
Accounts payable	(87)	821
Accrued liabilities	(129)	603
Accrued interest	1,379	(3,059)
Deferred income taxes	518	432
Other assets and liabilities	(151)	100

Net cash used in operating activities	(4,455)	(4,068)

Investing activities
Purchases of property and equipment	(516)	(3,038)
Deposits on purchases of property and equipment	—	(70)
Notes receivable issued to related parties, net	—	4
Repayments on notes receivable	64	74

Net cash used in investing activities	(452)	(3,030)

Financing activities
Proceeds from bank borrowings	5,900	7,250
Proceeds from issuance of long-term debt	—	216,907
Payment of deferred financing costs	—	(8,975)
Payments on bank borrowings	(543)	(183,140)

Net cash provided by financing activities	5,357	32,042

Net increase in cash and cash equivalents	450	24,944
Cash and cash equivalents at beginning of period	1,162	294

Cash and cash equivalents at end of period	$1,612	$25,238

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable and accrued liabilities:
Purchases of property and equipment	$(82)	—
Cash paid during the period for:
Interest	$9,878	$11,445
Income taxes	$1	$10

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

In 2009, the Company began entering into affiliation agreements with certain television stations to broadcast its EstrellaTV network programming on their primary or digital multicast channels. Currently, this affiliate network consists of television stations in various states, and along with the Company’s owned and operated television stations, serves 39 designated market areas, including nine each in California and Texas, four in Florida, three in Arizona, two in Nevada and Oklahoma, and one each in Colorado, Georgia, Illinois, Nebraska, New Mexico, New York, North Carolina, Oregon, Utah, and Washington.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2011 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The condensed consolidated financial statements include the accounts of LBI Media Holdings and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Liquidity

As of March 31, 2012, the Company’s total indebtedness was approximately $492.3 million, of which principal of approximately $0.1 million is due in 2012 and $42.0 million is due in 2013. Since the Company is highly leveraged, it dedicates a substantial portion of available cash to pay principal and interest on outstanding debt. Given the challenges in the current economic environment related to advertising revenue growth and its continued investment in television programming content, the Company has recently experienced high levels of cash used in operating activities. As a result of these conditions, and in light of the recurring debt service obligations, the Company may need to pursue one or more alternative strategies to pay its debts, such as, reduction of operating expenses, refinancing or restructuring its indebtedness, selling additional debt or equity securities or selling assets. Because LBI Media has also pledged substantially all of its assets to its existing lenders under its senior secured revolving credit facility and holders of LBI Media’s senior secured notes, the Company may not be able to refinance its existing debt or issue additional debt or equity securities on favorable terms, if at all, and if the Company must sell its assets, it may negatively affect its ability to generate net revenues. The Company has available borrowing capacity under LBI Media’s senior secured revolving credit facility which it believes will be sufficient to permit it to fund its contractual obligations and operations for at least the next twelve months.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) ASU 2011-04 to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 is effective for fiscal years beginning after December 15, 2011. The Company adopted ASU 2011-04 in the first quarter of 2012, and has included the disclosures required by the update within this note (set forth below).

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

As no impairment indicators were noted during the three months ended March 31, 2012 and 2011, no such impairment write-downs were required during those periods.

The fair value of the Company’s financial instruments included in current assets and current liabilities (such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and other similar items) approximate fair value due to the short-term nature of such instruments.

•

The fair values of LBI Media’s senior subordinated notes and senior secured notes were determined using quoted market prices on April 30, 2012. In April 2012, the Company’s debt was downgraded by rating agencies, thus the Company used quoted market prices on April 30, 2012 in order to reflect current market data.

•

The fair values of LBI Media Holdings’ senior discount notes were determined using the quoted market prices of LBI Media’s senior subordinated notes on April 30, 2012, as the Company believes these are similar liabilities which are traded in active markets.

•

The Company’s other long-term debt has variable interest rates, or rates that the Company believes approximate current market rates, and accordingly, the fair value of those instruments approximates the carrying amounts.

	March 31, 2012		December 31, 2011
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
2007 Senior Subordinated Notes due 2017	$54.9	$226.4	$125.8	$226.3
2011 Senior Secured Notes due 2019	187.0	217.2	195.8	217.1
Senior Discount Notes due 2013	10.0	41.8	37.2	41.8
2011 Revolver due 2016 and 2004 Empire Note due 2019	6.9	6.9	1.6	1.6

3.	Broadcast Licenses and Long-Lived Assets

Broadcast Licenses

The Company’s indefinite-lived assets consist of its Federal Communications Commission (“FCC”) broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.5 million at March 31, 2012 and December 31, 2011.

In accordance with Accounting Standards Codification (ASC 350-30) “General Intangibles Other Than Goodwill” (“ASC 350-30”), the Company no longer amortizes its broadcast licenses. The Company tests its broadcast licenses for impairment at least annually or when indicators of impairment are identified. The Company’s valuations principally use the discounted cash flow methodology, an income approach based on market revenue projections, and not company-specific projections, which assumes broadcast licenses are acquired and operated by a third party. This approach incorporates variables such as types of signals, media competition, audience share, market advertising revenue projections, anticipated operating margins and discount rates, without taking into consideration the station’s format or management capabilities. This method calculates the estimated present value that would be paid by a prudent buyer for the Company’s FCC licenses as new radio or television stations. If the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded.

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

As no impairment indicators were noted based on management’s analysis during the three months ended March 31, 2012 and 2011, no such impairment tests were conducted during those periods.

Assets Held For Sale

KNTE-FM. In January 2012, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of Houston License LLC and Liberman Broadcasting of Houston LLC, as sellers, entered into an asset purchase agreement with KSBJ Educational Foundation, Inc., a Texas non-profit organization, as buyer, pursuant to which the buyer agreed to acquire selected assets of radio station KNTE-FM (96.9 FM, El Campo, Texas). The selected assets included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) other equipment used to operate the station. The total sales price was approximately $2.1 million in cash. The sale closed in April 2012. The carrying value of KNTE-FM’s long lived assets, including its FCC license, was $0.7 million as of March 31, 2012.

KJOJ-AM. In January 2012, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, Liberman Broadcasting of Houston License LLC and Liberman Broadcasting of Houston LLC, as sellers, entered into an asset purchase agreement with DAIJ Media, LLC, as buyer, pursuant to which the buyer agreed to acquire selected assets of radio station KJOJ-AM (Conroe, Texas, Facility No. 20625). The selected assets included, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) other equipment used to operate the station. The total sales price was approximately $1.0 million in cash. The sale closed in April 2012. The carrying value of KJOJ-AM’s long lived assets, including its FCC license, was $0.2 million as of March 31, 2012.

Texas Real Property. In April 2012, Liberman Broadcasting of Houston, as seller, entered into an asset purchase agreement with a buyer, pursuant to which the buyer has agreed to acquire certain real property located in Harris County, Texas. The real property is improved with an office building. The total sales price is expected to be approximately $1.6 million in cash, of which $25,000 has been deposited into escrow. The Company expects to close this sale in the second quarter of 2012. The carrying value of these related long lived assets including building and land was $0.7 million as of March 31, 2012.

Additionally, in April 2012, the Company engaged a real estate agent to sell certain of its real property located in Matagorda County, Jackson County and Brazoria County, Texas. The Company has not entered into any purchase and sale agreements with a buyer. As a result, it cannot predict the amount it will actually receive for such properties and when a sale will be consummated. The carrying value of these related long lived assets, including a building and land, was $0.2 million as of March 31, 2012.

Los Angeles Real Property. As of March 31, 2012, the Company had engaged a real estate agent to sell certain real property owned by the Company located in Los Angeles, CA. The real property consists of land. The Company has not entered into any purchase and sale agreement with a buyer. As a result, it cannot predict the amount it will actually receive for such property and when a sale will be consummated. The carrying value of these related long lived assets was $11.4 million as of March 31, 2012. Based on recent and pending sales of comparable properties, the Company anticipates the fair value to exceed its carrying value as of March 31, 2012.

4.	Television Program Costs

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments, which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. U.S. GAAP sets forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. The Company has determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, capitalizes television production costs for certain of its programs, and amortizes those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe have a useful life beyond the initial airing or does not have revenue directly attributed to production are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. Approximately $14.6 million and $13.7 million of original television programming costs were capitalized as of March 31, 2012 and December 31, 2011, respectively.

Television program rights acquired by the Company from third-party vendors are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the next year and program rights payable within one year are classified as current assets and current liabilities, respectively. Approximately $1.8 million and $2.0 million of acquired program costs were capitalized as of March 31, 2012 and December 31, 2011, respectively.

The following table sets forth the components of the Company’s unamortized programming costs that the Company intends to amortize as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Original television program costs — released	$14,620	$13,695
Original television program costs — in production	—	—
Acquired television programming rights	1,816	1,968

	$16,436	$15,663

Based on current estimates, the Company expects to amortize approximately 51% of its net original programming costs in the remainder of 2012 and approximately 94% by the end of 2014. The acquired programming rights will be amortized through 2016.

5.	Long-Term Debt

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
2007 Senior Subordinated Notes due 2017	$226,353	$226,266
2011 Senior Secured Notes due 2019	217,186	217,117
2011 Revolver due 2016	5,400	—
Senior Discount Notes due 2013	41,833	41,833
2004 Empire Note due 2019	1,547	1,589

	492,319	486,805
Less current portion	(176)	(174)

	$492,143	$486,631

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

The 2011 Revolver is guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Borrowings under the 2011 Revolver are secured by substantially all of the tangible and intangible assets of LBI Media and its existing and future wholly owned domestic subsidiaries (other than the assets of LBI Media’s subsidiary Empire Burbank Studios, LLC (“Empire”)), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. The 2011 Revolver also contains customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the 2011 Revolver. Under the 2011 Revolver, LBI Media must also maintain its material FCC licenses and maintain an amount of revolver facility indebtedness (which, as defined in the credit agreement, includes only amounts outstanding under the 2011 Revolver and does not include LBI Media’s 2011 Senior Secured Notes and the 2004 Empire Note) that would not result in a ratio of revolver facility debt to EBITDA (as defined in the credit agreement) of more than 3.5 to 1.0. As of March 31, 2012, LBI Media was in compliance with all such covenants.

In connection with LBI Media’s entry into the credit agreement relating to the 2011 Revolver and the indenture relating to its 2011 Senior Secured Notes discussed below, LBI Media and the guarantors of the 2011 Revolver and its 2011 Senior Secured Notes also entered into a collateral trust and intercreditor agreement (the “Intercreditor Agreement”). The Intercreditor Agreement defines the relative rights of the lenders under the 2011 Revolver and the holders of the 2011 Senior Secured Notes with respect to the collateral securing LBI Media’s and the guarantors’ respective obligations under the 2011 Revolver and the 2011 Senior Secured Notes. Pursuant to the Intercreditor Agreement, amounts received upon sale of collateral securing the 2011 Revolver and the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The indenture governing LBI Media’s 2007 Senior Subordinated Notes, subject to certain exceptions, prohibits borrowing under the 2011 Revolver, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (discussed below) earlier than one year prior to their stated maturity.

As of March 31, 2012, $5.4 million was outstanding under the 2011 Revolver. Since March 31, 2012, LBI Media has borrowed, net of repayments, an additional $12.5 million under its 2011 Revolver.

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

The 2011 Senior Secured Notes are guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Subject to certain exceptions and permitted liens, the 2011 Senior Secured Notes and the guarantees are secured on a first priority basis, along with indebtedness under the 2011 Revolver, by liens on substantially all of LBI Media’s and the guarantors’ assets (other than the assets of Empire), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. As discussed above, pursuant to the Intercreditor Agreement, amounts received upon the sale of the collateral securing the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The 2011 Senior Secured Notes bear interest at a rate of 9 1/4% per annum. Interest payments are made on a semi-annual basis each April 15 and October 15, and payments commenced on October 15, 2011. The 2011 Senior Secured Notes will mature in April 2019. LBI Media may redeem the 2011 Senior Secured Notes at any time on or after April 15, 2015 at redemption prices on redemption dates specified in the indenture governing the notes, plus accrued and unpaid interest. At any time prior to April 15, 2015, LBI Media may redeem some or all of its 2011 Senior Secured Notes at a redemption price equal to 100% of the principal amount of the 2011 Senior Secured Notes plus a “make-whole” amount specified in the indenture. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the 2011 Senior Secured Notes with the net proceeds from certain equity offerings completed prior to April 15, 2015 at a redemption price of 109.25% of the principal amount of the 2011 Senior Secured Notes, plus accrued and unpaid interest, if any; provided that at least 65% of the aggregate principal amount of all 2011 Senior Secured Notes remain outstanding immediately after such redemption, subject to certain exceptions, and that such redemption occurs within 90 days of the date of closing of any such equity offering.

In addition, upon a change of control, as defined in the indenture governing the 2011 Senior Secured Notes, LBI Media must make an offer to repurchase all of the outstanding 2011 Senior Secured Notes, at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest.

The indenture governing the 2011 Senior Secured Notes contains customary covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make investments and other restricted payments; (iv) incur liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets; (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are allowed to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. LBI Media may also incur certain additional senior secured debt so long as after giving effect to the granting of such additional senior secured debt, LBI Media’s consolidated secured leverage ratio (as defined in the indenture) does not exceed (i) 4.0 to 1.0 (excluding certain subordinated and junior secured indebtedness) in the case of certain senior secured debt or other indebtedness of LBI Media or any of its subsidiaries (except Empire) that are pari passu with the 2011 Senior Secured Notes and other senior secured debt or (ii) 5.0 to 1.0 in the case of secured indebtedness that is subordinated or junior to the 2011 Senior Secured Notes and other senior secured debt. As of March 31, 2012, LBI Media was in compliance with all such covenants.

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

The indenture governing the 2007 Senior Subordinated Notes contains restrictive covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock, (iii) make investments and other restricted payments, (iv) incur certain liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets, (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. The indenture governing the 2007 Senior Subordinated Notes prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of March 31, 2012, LBI Media was in compliance with all such covenants.

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

LBI Media Holdings’ Senior Discount Notes due 2013

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in October 2013 (the “Senior Discount Notes”). The Senior Discount Notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest did not accrue and was not payable on the Senior Discount Notes prior to October 15, 2008 and instead the value of the Senior Discount Notes had been increased each period until it equaled $68.4 million on October 15, 2008; such accretion was recorded as additional interest expense by LBI Media Holdings. After October 15, 2008, cash interest began to accrue at a rate of 11% per year and is payable semi-annually on each April 15 and October 15. The Senior Discount Notes mature on October 15, 2013.

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

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media Holdings and its restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of March 31, 2012, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2011 Revolver, the 2011 Senior Secured Notes and the 2007 Senior Subordinated Notes.

Empire’s 2004 Mortgage Note

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

Scheduled Debt Repayments

As of March 31, 2012, the Company’s long-term debt had scheduled principal repayments for each of the next five fiscal years (and thereafter) as follows:

(in thousands)
Remainder of 2012	$131
2013	42,016
2014	194
2015	205
2016	5,616
Thereafter	444,157

$492,319

The above table does not include projected interest payments, unamortized debt discounts, and any repayment premium the Company may ultimately pay.

Interest Rate Swap

The Company used an interest rate swap to manage interest rate risk associated with its variable rate borrowings. In connection with the issuance of LBI Media’s former senior revolving credit facility, the Company entered into a fixed-for-floating interest rate swap to hedge the underlying interest rate risk on the expected outstanding balance of LBI Media’s former senior secured term loan over time. Pursuant to the terms of this interest rate swap, the Company paid a fixed rate of 5.56% on the notional amount and received payments based on LIBOR. This swap fixed the interest rate at 7.56% (including the applicable margin). In November 2009, the notional amount was reduced to $60.0 million (from $80.0 million) and remained at this level through expiration of the swap contract in November 2011.

The Company accounted for its interest rate swap in accordance with ASC 815, “Derivatives and Hedging” (“ASC 815”). As noted above, the effect of the interest rate swap was to fix the interest rate at 7.56% on the Company’s variable rate borrowings (including the applicable margin). However, changes in the fair value of the interest rate swap for each reporting period were recorded in interest rate swap income in the accompanying condensed consolidated statements of operations because the interest rate swap did not qualify for hedge accounting. The Company measured the fair value of its interest rate swap on a recurring basis pursuant to ASC 820.

The following table presents the effect of the interest rate swap agreement on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Interest rate swap agreement	Interest rate swap income	$—	$0.7

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

WVFW-LD. In July 2011, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC (“KRCA TV”) and KRCA License LLC (“KRCA License”), as buyers, entered into an asset purchase agreement with Claro Communications, LTD., as seller, pursuant to which the buyers have agreed to acquire selected assets of low-power television station WVFW, licensed to Miami, Florida, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be approximately $0.8 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Such escrow amount is included in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2012. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. The Company expects to close this acquisition in the second quarter of 2012.

7.	Commitments and Contingencies

Ratings Services

In September 2009, the Company entered into a four-year contract with Nielsen Media Research (“Nielsen”), to provide television programming ratings services for the Company’s EstrellaTV network. In February 2011, the Company entered into an agreement with Nielsen to amend certain payment provisions in the contract. As a result, the aggregate payments remaining under the agreement, as of March 31, 2012 (reflecting the new payment terms), were approximately $7.5 million and will be paid through August 2013.

Affiliation Agreements

In June 2009, the Company entered into a network affiliation agreement with a certain television station whereby the Company is obligated to make cash payments to the affiliate station upon the occurrence of certain events, as outlined below:

(1)	If the affiliate station does not achieve at least $600,000 in annual net national sales in calendar year 2012, during the time periods specified in the affiliation agreement (during which time the Company is supplying the station with its EstrellaTV network programming), the Company will be required to pay the difference to the affiliate station. This guarantee is reduced by $12,500 for each month in which the television channel is not carried by certain cable providers.

(2)	The Company will pay a success fee to the affiliate station in the amount of $125,000 in calendar year 2012 if the station’s average rating is ranked by Nielsen as number three or better in the applicable Hispanic demographic during the November sweeps period, as specified in the affiliation agreement.

Based on the affiliate station’s calendar year 2012 operating performance, as of March 31, 2012, the Company had reserved approximately $0.1 million with respect to the guarantee outlined in (1) above. However, no reserve has been recorded related to the potential cash obligation specified in (2) above, based on the affiliate station’s expected ratings position for 2012.

Litigation

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) relating to disputes over royalties owed to BMI. In October 2009, the Company settled all royalty disputes relating to its television stations as well as royalties owed for periods prior to December 31, 2006 for the Company’s radio stations. In June 2011, the Company settled royalty disputes relating to its radio stations for periods subsequent to January 1, 2010. The remaining outstanding dispute relates to the Company’s radio stations for the period commencing January 1, 2007, through December 31, 2009 (the “post-court period”) for which the Company has filed an application for a reasonable license under BMI’s antitrust consent decree. As of March 31, 2012, the Company had reserved approximately $0.8 million relating to the BMI dispute. Such reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company believes this reserve, all of which relates to the post-court period, is adequate as of March 31, 2012.

In March 2011, the Company settled a legal dispute related to the termination of certain of the Company’s operating leases, and recorded a charge of $0.7 million relating to the settlement (including legal and professional fees). Such amount is included in selling, general, and administrative in the accompanying statement of operations for the three months ended March 31, 2011.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial statements.

8.	Related Party Transactions

The Company had approximately $3.6 million due from stockholders of the Parent and from affiliated companies at March 31, 2012 and December 31, 2011. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and currently mature through December 2012. Given the Company’s intention to extend the maturity dates of the loans due from the stockholders of the Parent by the second quarter of 2012, such balances totaling $3.1 million have been classified in stockholders deficiency as of March 31, 2012 and December 31, 2011. The following table sets forth the components of the Company’s related party receivable balances as of March 31, 2012 and December 31, 2011:

Party	Annual Interest Rate	Maturity Date	Original Loan Amounts	Loan and Accrued Interest Balance at
				March 31,	December 31,
				2012	2011
				(in thousands)
Stockholder of Parent	0.69% - 0.82%	July to December 2012	$222	$272	$271
Stockholder of Parent	0.82%	July 2012	1,917	2,366	2,362
Stockholder of Parent	0.69% - 0.75%	July to December 2012	275	337	402
Affiliated companies	various	various	various	576	563

				$3,551	$3,598

The Company also had approximately $690,000 due from one of its executive officers and directors at March 31, 2012 and December 31, 2011, which is included in employee advances in the accompanying condensed consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for an advance of $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2012.

In December 2008, stockholders of the Parent and one of the Company’s former executive officers purchased approximately $1.9 million aggregate principal amount of the Senior Discount Notes in open market transactions. In July 2009, stockholders of the Parent purchased approximately $0.8 million aggregate principal amount of the 2007 Senior Subordinated Notes in open market transactions. LBI Media paid an aggregate of $34,000 of interest to these noteholders in each of the three months ended March 31, 2012 and 2011.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations. The Company had approximately $0.1 million due from LDL as of March 31, 2012 and December 31, 2011, which is included in amounts due from related parties in the accompanying condensed consolidated balance sheets. Such advances are payable upon demand.

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

As of March 31, 2012, the only option grant under the Plan has been to one of the Company’s former executive officers, which was made in December 2008, pursuant to such former employee’s employment agreement. The options had a contractual term of ten years from the date of the grant and vested over five years. However, in accordance with the terms of the Plan, these options expired in April 2012 as a result of the employee’s resignation. No new options were granted during the three months ended March 31, 2012 or 2011.

Since 2008, the Parent has entered into certain employment agreements whereby it has agreed to grant an aggregate of 11.3634 shares of the Parent’s Class A common stock to certain employees and an executive officer. None of these options have been granted as of March 31, 2012. The options, when granted by the Board of Directors, will have contractual terms of ten years from the date of the grant and vest pursuant to the terms agreed upon in the respective employment agreements.

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

The weighted average grant date fair value using the Black-Scholes option pricing model was approximately $90,000 per share. Unamortized compensation as of March 31, 2012 and December 31, 2011 was approximately $0 and $115,000, respectively.

Stock-based compensation expense was $0 and approximately $6,000 for three months ended March 31, 2012 and 2011, respectively.

The following is a summary of the Company’s stock options as of March 31, 2012:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (Years)
Outstanding at March 31, 2012	2.19	$1,368,083	$—	7.3
Vested and exercisable at March 31, 2012	1.31	$1,368,083	$—	7.3
Vested and expected to vest at March 31, 2012	2.19	$1,368,083	$—	7.3

During the three months ended March 31, 2012, no additional options had vested. Additionally, there was no intrinsic value for the stock options exercisable at March 31, 2012.

10.	Segment Data

ASC 280 “Segment Reporting” requires companies to provide certain information about their operating segments. The Company has two reportable segments — radio operations and television operations. Management uses operating income or loss before stock-based compensation expense, depreciation and amortization and loss on sale and disposal of property and equipment as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net revenues:
Radio operations	$11,120	$11,261
Television operations	16,465	14,165

Consolidated net revenues	27,585	25,426

Operating expenses, excluding stock-based compensation expense, depreciation and amortization and loss on disposal of property and equipment:
Radio operations	7,329	8,930
Television operations	15,753	12,203

Consolidated operating expenses, excluding stock-based compensation expense, depreciation and amortization and loss on disposal of property and equipment	23,082	21,133

Operating income before stock-based compensation expense, depreciation and amortization and loss on disposal of property and equipment:
Radio operations	3,791	2,331
Television operations	712	1,962

Consolidated operating income before stock-based compensation expense, depreciation and amortization and loss on disposal of property and equipment	4,503	4,293

Stock-based compensation expense:
Corporate	—	6

Consolidated stock-based compensation expense	—	6

Depreciation and amortization expense:
Radio operations	1,283	1,326
Television operations	1,232	1,225

Consolidated depreciation and amortization expense	2,515	2,551

Loss on disposal of property and equipment:
Radio operations	8	7
Television operations	1	—

Consolidated loss on disposal of property and equipment	9	7

Operating income (loss):
Radio operations	2,500	998
Television operations	(521)	737
Corporate	—	(6)

Consolidated operating income	$1,979	$1,729

Reconciliation of operating income before stock-based compensation expense, depreciation and amortization and loss on disposal of property and equipment to loss before provision for income taxes:
Operating income before stock-based compensation expense, depreciation and amortization and loss on disposal of property and equipment	$4,503	$4,293
Stock-based compensation expense	—	(6)
Depreciation and amortization	(2,515)	(2,551)
Loss on disposal of property and equipment	(9)	(7)
Interest expense, net of amounts capitalized	(11,818)	(9,831)
Interest rate swap income	—	777
Interest and other income	14	34

Loss before provision for income taxes	$(9,825)	$(7,291)

11.	Income Taxes

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

There was no activity in the Company’s unrecognized tax benefits (“UTB”) during the three months ended March 31, 2012 and 2011. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years prior to 2008 and 2007, respectively. The Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns.

12.	LBI Media Holdings, Inc. (Parent Company Only)

The terms of LBI Media’s 2011 Revolver and the indentures governing LBI Media’s 2007 Senior Subordinated Notes and 2011 Senior Secured Notes restrict LBI Media’s ability to transfer net assets to LBI Media Holdings in the form of loans, advances, or cash dividends. The following parent-only condensed financial information presents balance sheets and related statements of operations and cash flows of LBI Media Holdings by accounting for the investments in the owned subsidiaries on the equity method of accounting. The accompanying condensed financial information should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Condensed Balance Sheet Information:

(in thousands)

	As of
	March 31, 2012	December 31, 2011
Assets
Deferred financing costs, net	$184	$215
Amounts due from subsidiary	4,211	4,211
Other assets	25	25

Total assets	$4,420	$4,451

Liabilities and stockholder’s deficiency
Accrued interest	$2,121	$971
Interest due to subsidiary	2,114	1,894
Long term debt	41,833	41,833
Loans payable to subsidiary	32,481	32,481
Losses in excess of investment in subsidiary	151,407	142,413

Total liabilities	229,956	219,592
Stockholder’s deficiency:
Common stock	—	—
Additional paid-in capital	63,020	63,020
Accumulated deficit	(288,556)	(278,161)

Total stockholder’s deficiency	(225,536)	(215,141)

Total liabilities and stockholder’s deficiency	$4,420	$4,451

Condensed Statement of Operations Information:

(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Income:
Equity in losses of subsidiary	$(8,994)	$(6,450)
Expenses:
Interest expense	(1,401)	(1,360)

Net loss	$(10,395)	$(7,810)

Condensed Statement of Cash Flows Information:

(Unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows used in operating activities:
Net loss	$(10,395)	$(7,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of subsidiary	8,994	6,450
Amortization of deferred financing costs	31	31
Other assets and liabilities, net	1,370	1,329

Net cash used in operating activities	—	—
Cash flows provided by financing activities:
Amounts due from subsidiary	—	—
Loans from subsidiary	—	—
Purchase of senior discount notes	—	—
Distributions to parent	—	—

Net cash provided by financing activities	—	—
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2011, included in our Annual Report on Form 10-K (File No. 333-110122).

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

We are also affiliated with television stations in various states which, along with our owned and operated stations, serve 39 designated market areas, or DMA’s, including nine each in California and Texas, four in Florida, three in Arizona, two in Nevada and Oklahoma, and one each in Colorado, Georgia, Illinois, Nebraska, New Mexico, New York, North Carolina, Oregon, Utah, and Washington. We distribute our EstrellaTV programming to these stations and we share in the available advertising time to be sold on the affiliate stations while our EstrellaTV programming is broadcasting. Our EstrellaTV network broadcasts in the above 39 DMAs, which in the aggregate comprise approximately 77% of U.S. Hispanic television households. In addition to the advertising time we retain, we also sell national air time for the affiliate stations through our wholly owned national sales organization, Spanish Media Rep Team, and earn a commission based on those sales. In addition, we syndicate and air on our owned and operated radio stations our popular radio morning show, El Show de Don Cheto, in 21 markets.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national (including network) advertising time on our owned and affiliated radio and television stations and the sale of time to brokered or infomercial customers on our radio and television stations. Since September 2009, we have begun generating advertising sales on our affiliated television stations that broadcast our “EstrellaTV” network programming.

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

Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. Based on our interest rates as of March 31, 2012 and assuming no additional borrowings or principal payments on LBI Media’s senior secured revolving credit facility until its maturity in March 2016, we will have debt service obligations (principal and interest) of approximately $44.9 million in 2012 and $86.8 million in 2013, which includes the repayment of $41.8 million principal amount outstanding on our senior discount notes maturing in October 2013. Notwithstanding the foregoing, we expect to borrow additional amounts under LBI Media’s senior secured revolving credit facility in the near future to meet some of our ongoing debt and other obligations. Our cash flow used by operating activities for the year ended December 31, 2011 was $21.3 million. Our Adjusted EBITDA and net loss for the year ended December 31, 2011 were $27.7 million and $33.0 million, respectively. Our financial performance and cash generated from operations will need to increase significantly to meet our cash needs or we will need to seek alternative sources of liquidity, including asset sales or additional debt or equity financing to meet our debt obligations. If we are unable to secure alternative sources of liquidity in sufficient amounts, we may not be able to satisfy our obligations when they become due which would have a material adverse effect on our overall business and financial condition.

Recent Acquisitions

WVFW-LD. In July 2011, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, as buyers, entered into an asset purchase agreement with Claro Communications, LTD., as seller, pursuant to which the buyers have agreed to acquire selected assets of low-power television station WVFW, licensed to Miami, Florida, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be approximately $0.8 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Such escrow amount is included in other assets in the accompanying condensed consolidated balance sheet as of March 31, 2012. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. We expect to close this acquisition in the second quarter of 2012.

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

Results of Operations

Separate financial data for each of our reportable segments is provided below. We evaluate the performance of our reportable segments based on the following:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net revenues:
Radio	$11,120	$11,261
Television	16,465	14,165

Total	27,585	25,426

Total operating expenses before depreciation and amortization, loss on disposal of property and equipment and stock-based compensation expense:
Radio	7,329	8,930
Television	15,753	12,203

Total	23,082	21,133

Depreciation and amortization:
Radio	1,283	1,326
Television	1,232	1,225

Total	2,515	2,551

Loss on disposal of property and equipment:
Radio	8	7
Television	1	—

Total	9	7

Stock-based compensation expense:
Corporate	—	6

Total	—	6

Total operating expenses:
Radio	8,620	10,263
Television	16,986	13,428
Corporate	—	6

Total	25,606	23,697
Operating income (loss):
Radio	2,500	998
Television	(521)	737
Corporate	—	(6)

Total	$1,979	$1,729

Adjusted EBITDA (1):
Radio	$3,791	$2,331
Television	712	1,962

Total	$4,503	$4,293

(1)	We define Adjusted EBITDA as net income or loss plus provision for income taxes, interest expense and other income, net, interest rate swap income, depreciation and amortization, loss on disposal of property and equipment and stock-based compensation expense. Management considers this measure an important indicator of our financial performance relating to our operations because it eliminates the effects of our discontinued operations, certain non-cash items and our capital structure. In addition, it provides useful information to investors regarding our financial condition, results of operations and our historical ability to service debt. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), such as cash flows from operating activities, operating income or loss and net income or loss. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures. We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net loss, calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Net loss	$(10,395)	$(7,810)
Add:
Provision for income taxes	570	519
Interest expense and other income, net	11,804	9,797
Interest rate swap income	—	(777)
Depreciation and amortization	2,515	2,551
Loss on disposal of property and equipment	9	7
Stock-based compensation expense	—	6

Adjusted EBITDA	$4,503	$4,293

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Revenues. Net revenues increased by $2.2 million, or 8.5%, to $27.6 million for the three months ended March 31, 2012, from $25.4 million for the same period in 2011. This change was primarily attributable to increased advertising revenue from our television segment, partially offset by decreased advertising revenue from our radio segment.

Net revenues for our radio segment decreased by $0.1 million, or 1.3%, to $11.1 million for the three months ended March 31, 2012, from $11.2 million for the same period in 2011. This change was primarily attributable to a decline in advertising revenue in our Los Angeles market, partially offset by an increase in advertising revenues in our Dallas and Houston markets.

Net revenues for our television segment increased by $2.3 million, or 16.2%, to $16.5 million for the three months ended March 31, 2012, from $14.2 million for the same period in 2011. This increase was primarily attributable to increased advertising revenue from our EstrellaTV national television network and our Texas markets.

We currently expect full year net revenues in 2012, as compared to 2011, to increase in both our radio and television segments due to expected increases in advertising time sold and higher advertising rates. We also expect our television segment to continue to benefit from the expansion of our EstrellaTV national television network.

Total operating expenses. Total operating expenses increased by $1.9 million, or 8.1%, to $25.6 million for the three months ended March 31, 2012, as compared to $23.7 million for the same period in 2011. This increase was attributable to a $1.7 million increase in program and technical expenses, resulting primarily from an increase in programming amortization, and a $0.3 million increase in selling, general and administrative expenses, partially offset by a $0.1 million decrease in promotional expenses.

Total operating expenses for our radio segment decreased by $1.6 million, or 16.0%, to $8.6 million for the three months ended March 31, 2012, as compared to $10.2 million for the same period in 2011. This decrease was primarily attributable to a $1.1 million decline in selling, general and administrative expenses, primarily related to lower legal, lease, bad debt expenses and employee related costs, a $0.3 million decline in program and technical expenses and a $0.2 million decline in promotional expenses.

Total operating expenses for our television segment increased by $3.6 million, or 26.5%, to $17.0 million for the three months ended March 31, 2012, from $13.4 million for the same period in 2011. This increase was primarily attributable to a $2.1 million increase in program and technical expenses, primarily related to an increase in programming amortization, a $1.4 million increase in selling, general and administrative expenses, primarily related to an increase in employee related costs, and a $0.1 million increase in promotional expenses.

We currently anticipate that our total operating expenses will increase in 2012 as compared to 2011. We anticipate higher programming costs for our television segment and increased personnel and promotional expenses relating to the continued expansion of our EstrellaTV network. In addition, our total operating expenses could be impacted by the number and size of additional radio and TV assets that we acquire including WFVD-LP.

Interest expense and interest and other income. Interest expense and interest and other income increased by $2.0 million to $11.8 million for the three months ended March 31, 2012, as compared to $9.8 million for the same period of 2011. In March 2011, we refinanced LBI Media’s former senior credit facilities with the issuance of $220.0 million of 9 1/4% senior secured notes and a new $50.0 million senior secured revolving credit facility. As a result of this transaction, our weighted average interest rates and debt balances increased during the three months ended March 31, 2012 as compared to the same period in 2011.

As a result of the aforementioned refinancing, we expect our full year interest expense to increase in 2012 as compared to 2011. This expectation could be further negatively impacted if we make additional borrowings under LBI Media’s 2011 senior secured revolving credit facility to, among other things, fund operations, make interest payments on our and LBI Media’s notes, or acquire additional radio or television station assets.

Interest rate swap income. Interest rate swap income decreased by $0.8 million for the three months ended March 31, 2012, as the interest rate swap contract expired in November 2011.

Provision for income taxes. We recognized an income tax provision of $0.6 million for three months ended March 31, 2012, as compared to $0.5 million for the same period of 2011.

Net loss. We recognized a net loss of $10.4 million for the three months ended March 31, 2012, as compared to a net loss of $7.8 million for the same period of 2011, an increase in net loss of $2.6 million. This change was primarily attributable to (1) a $2.0 million increase in interest expense and interest and other income, (2) a $1.9 million increase in total operating expenses, as discussed above, (3) a $0.8 million decrease in interest rate swap income, (4) a $0.1 million increase in income tax expense and (5) a $0.1 million decrease in net revenues in our radio segment. These changes were partially offset by a $2.3 million increase in net revenues in our television segment.

Adjusted EBITDA. Adjusted EBITDA increased by $0.2 million, or 4.9%, to $4.5 million for the three months ended March 31, 2012, as compared to $4.3 million for the same period in 2011. This increase was primarily the result of the $2.3 million increase in net revenues in our television segment, partially offset by the $1.7 million increase in program and technical expenses, the $0.3 million increase in selling, general and administrative expenses, and the $0.1 million decrease in net revenues in our radio segment.

Adjusted EBITDA for our radio segment increased by $1.5 million, or 62.6%, to $3.8 million for the three months ended March 31, 2012, as compared to $2.3 million for the same period in 2011. This change was primarily the result of the decline in selling, general and administrative expenses, program and technical expenses and promotional expenses.

Adjusted EBITDA for our television segment decreased by $1.3 million, or 63.7%, to $0.7 million for the three months ended March 31, 2012, from $2.0 million for the same period in 2011. This change was primarily the result of the increase in program and technical expenses, selling, general and administrative expenses and promotional expenses, partially offset by an increase in net revenues.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations and available borrowings under the $50.0 million senior secured revolving credit facility of our wholly owned subsidiary, LBI Media, Inc., or LBI Media. We believe that our cash on hand, cash expected to be provided by operating activities and available borrowings under LBI Media’s senior secured revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. However, because we are highly leveraged we dedicate a substantial portion of available cash to pay principal and interest on our outstanding debt. Given the challenges in the current economic environment related to advertising revenue growth and our continued investment in television programming content, we have recently experienced high levels of cash used in operating activities. As a result of these conditions, and in light of the recurring debt service obligations, we may need to pursue one or more alternative strategies to pay our significant levels of debt, such as reducing operating expenses, refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. Because LBI Media has also pledged substantially all of its assets to its existing lenders and holders of LBI Media’s senior secured notes, we may not be able to refinance our existing debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate net revenues. We have available borrowing capacity under LBI Media’s senior secured revolving credit facility which we believe will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months.

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

The 2011 Revolver is guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Borrowings under the 2011 Revolver are secured by substantially all of the assets of LBI Media and the guarantors (other than the assets of LBI Media’s subsidiary, Empire Burbank Studios, LLC, or Empire), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. The 2011 Revolver also contains customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the 2011 Revolver. Under the 2011 Revolver, LBI Media must also maintain its material FCC licenses and maintain an amount of revolver facility indebtedness (which, as defined in the credit agreement, includes only amounts outstanding under LBI Media’s senior secured revolving credit facility and does not include LBI Media’s senior secured notes and the mortgage notes of Empire) that would not result in a ratio of revolver facility debt to EBITDA (as defined in the credit agreement) of more than 3.5 to 1.0. As of March 31, 2012, LBI Media was in compliance with all such covenants.

In connection with LBI Media’s entry into the credit agreement relating to the 2011 Revolver and the indenture relating to its 2011 Senior Secured Notes (defined below), LBI Media and the guarantors of the 2011 Revolver and its 2011 Senior Secured Notes also entered into a collateral trust and intercreditor agreement, or the Intercreditor Agreement. The Intercreditor Agreement defines the relative rights of the lenders under the 2011 Revolver and the holders of the 2011 Senior Secured Notes with respect to the collateral securing LBI Media’s and the guarantors’ respective obligations under the 2011 Revolver and the 2011 Senior Secured Notes. Pursuant to the Intercreditor Agreement, amounts received upon the sale of collateral securing the 2011 Revolver and the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The indenture governing LBI Media’s 8  1/2% senior subordinated notes prohibits borrowing under the 2011 Revolver, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes (discussed below) earlier than one year prior to their stated maturity.

As of March 31, 2012, $5.4 million was outstanding under the 2011 Revolver. Since March 31, 2012, LBI Media has borrowed, net of repayments, an additional $12.5 million under its 2011 Revolver. We expect to continue to make incremental borrowings under LBI Media’s 2011 Revolver to meet ongoing cash obligations in the future.

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

The 2011 Senior Secured Notes are guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Subject to certain exceptions and permitted liens, the 2011 Senior Secured Notes and the guarantees are secured on a first priority basis, along with indebtedness under the 2011 Revolver, by liens on substantially all of LBI Media’s and the guarantors’ assets (other than the assets of Empire), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. As discussed above, pursuant to the Intercreditor Agreement, amounts received upon sale of the collateral securing the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

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

The indenture governing the 2011 Senior Secured Notes contains customary covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make investments and other restricted payments; (iv) incur liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets; (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are allowed to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. LBI Media may also incur certain additional senior secured debt so long as after giving effect to the granting of such additional senior secured debt, LBI Media’s consolidated secured leverage ratio (as defined in the indenture) does not exceed (i) 4.0 to 1.0 (excluding certain subordinated and junior secured indebtedness) in the case of certain senior secured debt or other indebtedness of LBI Media or any of its subsidiaries (except Empire) that are pari passu with LBI Media’s 9 1/4% senior secured notes and other senior secured debt or (ii) 5.0 to 1.0 in the case of secured indebtedness that is subordinated or junior to LBI Media’s 9 1/4% senior secured notes and other senior secured debt. As of March 31, 2012, LBI Media was in compliance with all such covenants.

The indenture governing the 2011 Senior Secured Notes and the related security agreement provide for customary events of default (subject in certain instances to cure periods and dollar thresholds), including but not limited to, the failure to make payments of interest or premium, if any, on or principal of, the 2011 Senior Secured Notes, the failure to comply with certain covenants for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the outstanding 2011 Senior Secured Notes may become due and payable immediately.

LBI Media’s 8  1/2% Senior Subordinated Notes. In July 2007, LBI Media issued approximately $228.8 million aggregate principal amount of 8  1/2% senior subordinated notes, or the 2007 Senior Subordinated Notes, that mature in 2017, resulting in gross proceeds of approximately $225.0 million and net proceeds of approximately $221.6 million after deducting certain transaction costs. Under the terms of the 2007 Senior Subordinated Notes, it must pay semi-annual interest payments of approximately $9.7 million each February 1 and August 1. LBI Media may redeem the 2007 Senior Subordinated Notes at any time on or after August 1, 2012 at redemption prices specified in the indenture governing its 2007 Senior Subordinated Notes, plus accrued and unpaid interest. At any time prior to August 1, 2012, LBI Media may redeem some or all of its 2007 Senior Subordinated Notes at a redemption price equal to a “make whole” amount as set forth in the indenture governing such senior subordinated notes.

The indenture governing the 2007 Senior Subordinated Notes contains restrictive covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock, (iii) make investments and other restricted payments, (iv) incur certain liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets, (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 2007 Senior Subordinated Notes. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of March 31, 2012, LBI Media was in compliance with all such covenants.

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

LBI Media Holdings’ Senior Discount Notes. In October 2003, we issued $68.4 million aggregate principal amount at maturity of senior discount notes, or the Senior Discount Notes, that mature in October 2013. Under the terms of the Senior Discount Notes, cash interest did not accrue and was not payable on the Senior Discount Notes prior to October 15, 2008, and instead the accreted value of the Senior Discount Notes increased until such date. Since October 15, 2008, cash interest began to accrue on the Senior Discount Notes at a rate of 11% per year payable semi-annually on each April 15 and October 15. We may redeem the Senior Discount Notes at any time at redemption prices specified in the indenture governing our Senior Discount Notes, plus accrued and unpaid interest.

In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, aggregate principal amount of our Senior Discount Notes in various open market transactions. As such, the total principal amount due to noteholders, other than LBI Media Holdings was $41.8 million as of March 31, 2012.

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. All of these covenants are subject to a number of important limitations and exceptions. For example, we and our restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as our leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of March 31, 2012, we were in compliance with all such covenants. Our Senior Discount Notes are structurally subordinated to the 2011 Revolver, 2011 Senior Secured Notes and the 2007 Senior Subordinated Notes.

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

The following table summarizes our various levels of indebtedness at March 31, 2012.

Issuer	Form of Debt	Principal Amount Outstanding(3)	Scheduled Maturity Date	Interest rate (per annum)
LBI Media, Inc.	$50.0 million senior secured revolving credit facility	$5.4 million (1)	March 18, 2016	LIBOR or base rate, plus an applicable margin
LBI Media, Inc.	Senior secured notes	$220.0 million aggregate principal amount at maturity	April 1, 2019	9.25%
LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%
LBI Media Holdings, Inc.	Senior discount notes	$68.4 million (2)	October 15, 2013	11%
Empire Burbank Studios LLC	Mortgage note	$1.5 million	July 1, 2019	5.52%

(1)	Since March 31, 2012, LBI Media has borrowed, net of repayments, an additional $12.5 million under its 2011 Revolver. We expect to continue to make incremental borrowings under LBI Media’s 2011 Revolver to meet ongoing cash obligations in the future.
(2)	In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount due to noteholders, other than LBI Media Holdings was $41.8 million as of March 31, 2012.
(3)	Amounts exclude unamortized debt discounts.

Cash Flows. Cash and cash equivalents were $1.6 million and $1.2 million at March 31, 2012 and December 31, 2011, respectively. The increase in our cash balances primarily reflects the net proceeds from the $5.4 million draw on the 2011 Revolver, less cash payments made during the quarter.

Net cash used in operating activities was $4.5 million and $4.1 million for the three months ended March 31, 2012 and 2011, respectively. This change was primarily attributable to an increase in television programming cost payments.

Net cash used in investing activities was $0.5 million and $3.0 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, our investing activities primarily consisted of fixed asset purchases related to television set construction costs at our production facilities. During the three months ended March 31, 2011, our investing activities primarily consisted of fixed asset purchases related to the build-out of our new television production facility in Burbank.

Net cash provided by financing activities was $5.4 million and $32.0 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, cash provided by financing activities reflected the net proceeds from borrowings under LBI Media’s 2011 Revolver. Cash provided by financing activities during the three months ended March 31, 2011 primarily reflected net borrowings under LBI Media’s former revolving credit facility.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At March 31, 2012, such obligations and commitments were LBI Media’s senior secured revolving credit facility, 9 1/4% senior secured notes and 8 1/2% senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries, our operating leases and our Nielsen network ratings contract (for a description of this contract, see Note 7 “Commitments and Contingencies — Ratings Services” in our accompanying condensed consolidated unaudited financial statements) as follows (in millions):

	Payments Due by Period from March 31, 2012
Contractual Obligations	Total	Remaining 2012	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (principal and interest)	$772.3	$44.9	$127.1	$80.5	$519.8
Operating leases	15.3	1.4	3.3	2.9	7.7
Nielsen network ratings contract	7.5	3.3	4.2	—	—

Total contractual cash obligations	$795.1	$49.6	$134.6	$83.4	$527.5

The above table includes principal and interest payments under our debt agreements based on our interest rates and principal balances as of March 31, 2012 and assumes no additional borrowings or unscheduled principal payments on LBI Media’s senior secured revolving credit facility until the facility matures in March 2016 and no unscheduled principal payments on LBI Media’s senior secured notes or senior subordinated notes or our senior discount notes. As noted above under “-Overview”, our financial performance and cash generated from operations will need to increase significantly to meet our cash needs or we will need to seek alternative sources of liquidity, including asset sales or additional debt or equity financing to meet our debt obligations. If we are unable to secure alternative sources of liquidity in sufficient amounts, we may not be able to satisfy our obligations when they become due which would have a material adverse effect on our overall business and financial condition.

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the two-year period ended March 31, 2012. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA.” Adjusted EBITDA consists of net income or loss plus provision for income taxes, interest expense and other income, net, interest rate swap income, depreciation and amortization, loss on disposal of property and equipment and stock-based compensation expense.

The term, as we define it, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with GAAP.

Management considers this measure an important indicator of our financial performance, as it eliminates the effects of certain of our non-cash items and our capital structure. In addition, it provides useful information to investors regarding our financial condition and results of operations and our historical ability to service debt. The measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with GAAP, such as cash flows from operating activities, operating income or loss and net income or loss.

We believe Adjusted EBITDA is useful to an investor in evaluating its financial performance because:

•

it is widely used in the broadcasting industry to measure a company’s financial performance without regard to items such as net interest expense, depreciation and amortization, which can vary substantially from company to company, depending upon accounting methods and book value of assets, financing methods, capital structure and the method by which assets were acquired;

•

it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (such as net interest expense and net interest rate swap expense), asset base (such as depreciation and amortization) and actions that do not affect liquidity (such as stock-based compensation expense) from our operating results; and

•

it helps investors identify items that are within our operational control. For example, depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable operating charge in the period.

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

There were no significant changes to our critical accounting policies during the three months ended March 31, 2012. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion on our critical accounting policies.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”). You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

•	sufficient cash to meet our debt service obligations;

•	general economic conditions in the United States and in the regions in which we operate;

•	our dependence on advertising revenues;

•	changes in rules and regulations of the FCC;

•	our ability to attract, motivate and retain officers and other key personnel;

•	our ability to successfully affiliate with television stations or convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	potential disruption from natural hazards, equipment failure, power loss and other events or occurrences;

•	strong competition in the radio and television broadcasting industries;

•

our ability to remediate or otherwise mitigate our existing material weakness and any material weaknesses in internal control over financial reporting or significant deficiencies that may be identified in the future;

•	compliance with our restrictive covenants on our debt instruments; and

•	our ability to obtain regulatory approval for future acquisitions.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. The forward-looking statements in this Quarterly Report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this Quarterly Report, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011 and other documents that we file from time to time with the SEC, particularly any Current Reports on Form 8-K. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, we are exposed to various market risks, including fluctuations in interest rates and changes in general economic conditions. There were no material changes to our quantitative and qualitative disclosures about market risk during the three months ended March 31, 2012. Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, contained in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Secretary and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on the foregoing, our Chief Executive Officer, President and Secretary and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

As discussed in Part II, Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2011, we identified a material weakness in our internal control over financial reporting because we did not maintain effective controls over the accounting for impairment of property and equipment. Specifically, we did not have adequate processes to identify and evaluate impairment indicators related to property and equipment that had been taken out of service. In addition, until remediated, this material weakness could result in a misstatement in the property and equipment and impairment of long-lived assets accounts that would result in a material misstatement to our interim or annual consolidated financial statements and related disclosures that would not be prevented or detected.

(B) Changes in Internal Control Over Financial Reporting

As of March 31, 2012, we have begun, but have not completely remediated the material weakness in our internal control over financial reporting in connection with the reporting of impairments of property and equipment. Since the above material weakness was identified, we have undertaken an evaluation of our processes over the identification of and accounting for impairment of property and equipment. However, all of the deficiencies have not been remediated as of the date of this filing. The material weaknesses will not be fully remediated until, in the opinion of our management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness. Other than as described in this Item 4, there have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Our dispute with Broadcast Music, Inc. relating to royalties is ongoing. No material developments in these proceedings occurred during the three months ended March 31, 2012. For more information on these proceedings, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the twelve month period ended December 31, 2011.

We are subject to pending litigation arising in the normal course of our business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on our financial statements.

Item 1A.	Risk Factors

We have added one risk factor and have updated other risk factors affecting our business since those presented in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to the other information in this report, you should carefully consider the risk factors below, which could materially affect our business, financial condition or future results. The risks described in this report and our Annual Report on Form 10-K for the year ended December 31, 2011 are not the only risks facing our company.

Our significant level of indebtedness could limit cash flow available for our operations, adversely affect our financial health and prevent us from fulfilling our obligations under our debt agreements.

We currently have a substantial amount of debt. As of March 31, 2012, our total outstanding indebtedness was approximately $492.3 million, consisting of borrowings under LBI Media’s senior secured revolving credit facility, LBI Media’s senior secured notes, LBI Media’s senior subordinated notes, our senior discount notes, and a mortgage of one of our indirect, wholly owned subsidiaries. Our total stockholder’s deficit was approximately $228.6 million at March 31, 2012. In addition, since March 31, 2012, LBI Media has borrowed, net of repayments, an additional $12.5 million under its $50.0 million senior secured revolving credit facility. We expect to continue to make incremental borrowings under LBI Media’s senior secured revolving credit facility to meet ongoing cash obligations in the future.

Based on interest rates as of March 31, 2012 and assuming no additional borrowings or principal payments on LBI Media’s senior secured revolving credit facility until its maturity in March 2016 and our other indebtedness, as of March 31, 2012, we would need approximately $252.5 million over the next five years to meet our principal and interest payments under our debt agreements, of which approximately $44.9 million (principal and interest) would be due in 2012 and $86.8 million (principal and interest) would be due in 2013. Notwithstanding the foregoing, we expect to borrow additional amounts under LBI Media’s senior secured revolving credit facility in the near future to meet some of our ongoing debt and other obligations.

Our cash flow used by operating activities for the year ended December 31, 2011 was $21.3 million. Our Adjusted EBITDA and net loss for the year ended December 31, 2011 were $27.7 million and $33.0 million, respectively. Our financial performance and cash generated from operations will need to increase significantly to meet our cash needs or we will need to seek alternative sources of liquidity, including asset sales or additional debt or equity financing to meet our debt obligations. If we are unable to secure alternative sources of liquidity in sufficient amounts, we may not be able to satisfy our obligations when they become due which would have a material adverse effect on our overall business and financial condition.

The table below shows our total capitalization as of March 31, 2012:

Total indebtedness	$492,319
Stockholder’s deficiency	(228,573)

Total capitalization	$263,746

Debt to total capitalization	187%

Since our total capitalization consists of 187% debt, we are considered to be highly leveraged and will have to devote much of our resources to repaying this debt and interest thereon on our scheduled payment dates. If our debt levels were lower we would have more flexibility in using our cash flow because we would have lower debt service obligations and potentially fewer restrictive covenants under our debt agreements. Our substantial indebtedness could have other important consequences. For example, it could:

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

We and our subsidiaries may incur additional debt in the future. The terms of LBI Media’s senior secured revolving credit facility and the indentures governing LBI Media’s senior secured notes, LBI Media’s senior subordinated notes and our senior discount notes allow us to incur additional debt under certain specified circumstances and do not fully prohibit us or our subsidiaries from doing so. LBI Media’s senior secured revolving credit facility requires us to maintain an amount of revolver facility indebtedness (which, as defined in the credit agreement, includes only amounts outstanding under the senior secured revolving credit facility and does not include LBI Media’s senior secured notes and the mortgage notes of our indirect, wholly owned subsidiary, Empire Burbank Studies LLC or Empire Burbank) that would not result in a ratio of revolver facility debt to EBITDA (as defined in the Credit Agreement) of more than 3.5 to 1.0. The indentures governing LBI Media’s senior secured notes, LBI Media’s senior subordinated notes and our senior discount notes will allow us to incur additional indebtedness, in addition to certain specified debt that is permitted, so long as our leverage ratio (as defined in the indentures) does not exceed 7.0 to 1.0.

We may also incur certain additional senior secured debt under the terms of the indenture governing LBI Media’s senior secured notes so long as after giving effect to the granting of such additional senior secured debt, Media’s consolidated secured leverage ratio (as defined in the indenture) does not exceed (i) 4.0 to 1.0 (excluding certain subordinated and junior secured indebtedness) in the case of certain senior secured debt or other indebtedness secured by liens that are pari passu with the liens securing the senior secured notes and other senior secured debt secured by liens of the same priority or (ii) 5.0 to 1.0 in the case of secured indebtedness that is secured by liens that are subordinated or junior to the liens securing LBI Media’s senior secured notes and other senior secured debt secured by liens of the same priority.

If new debt is added to our and our subsidiaries’ debt levels, the related risks discussed above under “Our significant level of indebtedness could limit cash flow available for our operations, adversely affect our financial health and prevent us from fulfilling our obligations under our debt agreements” could intensify.

We are a holding company and will depend on our subsidiaries to satisfy our obligations under our indebtedness.

As a holding company, our subsidiaries conduct all of our operations and own substantially all of our consolidated assets. Consequently, our principal source of cash to pay our obligations, including our obligations under our senior discount notes, is the cash that our subsidiaries generate from their operations. Our subsidiaries’ ability to make payments to us will depend on their financial performance, covenants contained in other agreements to which we or our subsidiaries are or may become subject, business and tax considerations and applicable law. We cannot assure you that any payments made to us by our subsidiaries will be adequate to make payments on our indebtedness.

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

The FCC’s indecency rules are the subject of ongoing litigation. There is pending litigation concerning the FCC’s indecency standards, including a Supreme Court case in which the FCC has challenged the Second Circuit’s July 2010 ruling that the FCC’s indecency standards violate the First Amendment. The outcome of these judicial proceedings will affect future FCC policies in this area and could impact the FCC’s action on the outstanding complaints involving our stations. Congress has also previously considered legislation addressing the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent, or profane material. Potential changes to enhance the FCC’s authority in this area have included the ability to impose additional monetary penalties, consider violations to be “serious” offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. In the event that such legislation were enacted into law, we could face increased costs in the form of fines and a greater risk that we could lose one or more of our broadcasting licenses.

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

We may have difficulty obtaining regulatory approval for acquisitions in our existing markets and, potentially, new markets. In addition, regulatory approval could be required in the event of a bankruptcy, liquidation, or insolvency.

Under the Communications Act and the rules and regulations of the FCC, the prior consent of the FCC must be obtained for acquisitions of FCC licenses and for certain changes in direct or indirect ownership or control of an entity holding licenses issued by the FCC.

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

In addition, the FCC would need to approve certain changes in direct or indirect ownership or control, or assignment, of our broadcast station licenses that could occur as a result of a bankruptcy, liquidation or insolvency.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (1)

3.2	Certificate of Ownership of Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.), dated July 9, 2002 (2)

3.3	Amended and Restated Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture governing LBI Media Holdings, Inc.’s 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (3)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Indenture, dated as of July 23, 2007, by and among LBI Media, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (4)

4.4	Form of 8. 5% Senior Subordinated Note due 2019 (included as Exhibit A-1 to Exhibit 4.3)

4.5	Indenture, dated as of March 18, 2011, by and among LBI Media, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (5)

4.6	Form of 9.25% Senior Secured Note due 2019 (included as Exhibit A-1 to Exhibit 4.5)

31.1	Certification of Chief Executive Office, President and Secretary pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 15, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007.
(2)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(3)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122), filed with the Securities and Exchange Commission on October 30, 2003, as amended.
(4)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-110122).
(5)	Incorporated by reference to LBI Media Holdings, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 (File No. 333-110122).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ Frederic T. Boyer
Frederic T. Boyer
Senior Vice President/Chief Financial Officer

Date: May 15, 2012