Form 10-Q
period 2012-06-30
LBI MEDIA HOLDINGS INC
filed 2012-08-14
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$12,219	$1,162
Accounts receivable (less allowances for doubtful accounts of $3,595 as of June 30, 2012 and $3,576 as of December 31, 2011)	26,172	25,272
Current portion of television program costs, net	1,030	1,091
Amounts due from related parties	663	563
Current portion of employee advances	335	171
Prepaid expenses and other current assets	1,901	2,067
Assets held for sale	11,595	1,614

Total current assets	53,915	31,940
Property and equipment, net	72,907	89,209
Broadcast licenses, net	165,131	165,131
Deferred financing costs, net	10,753	11,528
Employee advances, excluding current portion	882	1,746
Television program costs, excluding current portion	14,305	14,572
Other assets	5,747	7,466

Total assets	$323,640	$321,592

Liabilities and stockholder’s deficiency
Current liabilities:
Accounts payable	$3,445	$3,359
Accrued liabilities	6,470	6,449
Accrued interest	13,525	13,381
Current portion of long-term debt	178	174

Total current liabilities	23,618	23,363
Long-term debt, excluding current portion	504,759	486,631
Deferred income taxes	27,032	26,181
Other liabilities	3,744	3,593

Total liabilities	559,153	539,768

Commitments and contingencies

Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares — 1,000
Issued and outstanding shares — 100	—	—
Additional paid-in capital	63,020	63,020
Notes receivable from related parties	(2,993)	(3,035)
Accumulated deficit	(295,540)	(278,161)

Total stockholder’s deficiency	(235,513)	(218,176)

Total liabilities and stockholder’s deficiency	$323,640	$321,592

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$32,051	$31,554	$59,636	$56,980
Operating expenses:
Program and technical, exclusive of depreciation and amortization shown below	13,261	10,092	24,326	19,401
Promotional, exclusive of depreciation and amortization shown below	722	711	1,199	1,277
Selling, general and administrative, exclusive of depreciation and amortization shown below	11,008	11,389	22,548	22,653
Depreciation and amortization	2,519	2,623	5,034	5,174
Loss (gain) on sale and disposal of property and equipment	(1,929)	588	(1,920)	595
Gain on legal settlement	—	(900)	—	(900)

Total operating expenses	25,581	24,503	51,187	48,200

Operating income	6,470	7,051	8,449	8,780
Interest expense, net of amounts capitalized	(11,970)	(12,540)	(23,788)	(22,371)
Interest rate swap income	—	759	—	1,535
Interest and other income	114	31	129	66
Exchange offering costs	(1,060)	—	(1,060)	—

Loss before provision for income taxes	(6,446)	(4,699)	(16,270)	(11,990)
Provision for income taxes	(539)	(476)	(1,109)	(995)

Net loss	$(6,985)	$(5,175)	$(17,379)	$(12,985)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(17,379)	$(12,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,034	5,174
Loss (gain) on sale and disposal of property and equipment	(1,920)	595
Stock-based compensation	—	13
Write-off of deferred financing costs	—	968
Amortization of deferred financing costs	775	725
Amortization of discount on subordinated and senior secured notes	318	236
Amortization of television program costs	11,627	6,514
Interest rate swap income	—	(1,535)
Provision for doubtful accounts	366	1,017
Changes in operating assets and liabilities:
Cash overdraft	—	(807)
Accounts receivable	(1,173)	(1,552)
Television program costs	(11,299)	(10,329)
Amounts due from related parties	(100)	(10)
Prepaid expenses and other current assets	(27)	(423)
Employee advances	700	(24)
Accounts payable	178	757
Accrued liabilities	21	(1,668)
Accrued interest	144	5,753
Deferred income taxes	1,025	863
Other assets and liabilities	389	446

Net cash used in operating activities	(11,321)	(6,272)

Investing activities
Purchases of property and equipment	(1,663)	(6,494)
Net proceeds from the sale of property and equipment	4,603	—
Notes receivable issued to related parties, net	—	7
Repayments on notes receivable	1,624	116

Net cash provided by (used in) investing activities	4,564	(6,371)

Financing activities
Proceeds from bank borrowings	18,400	7,250
Proceeds from issuance of long-term debt	—	216,907
Payment of deferred financing costs	—	(8,950)
Payments on bank borrowings	(586)	(183,181)

Net cash provided by financing activities	17,814	32,026

Net increase in cash and cash equivalents	11,057	19,383
Cash and cash equivalents at beginning of period	1,162	294

Cash and cash equivalents at end of period	$12,219	$19,677

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable and accrued liabilities:
Purchase of property and equipment	$151	$119
Cash paid during the period for:
Interest	$22,517	$14,669
Income taxes	$54	$220

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM, KEBN-FM and KRQB-FM radio stations serve the greater Los Angeles, California market (including Riverside/San Bernardino), its KQUE-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM and KNTE-FM radio stations serve the Houston, Texas market and its KNOR-FM, KZMP-AM, KTCY-FM, KZZA-FM, KZMP-FM and KBOC-FM radio stations serve the Dallas-Fort Worth, Texas market.

The Company’s television stations, KRCA, KSDX, KVPA, KETD, KZJL, KMPX, KPNZ, WASA and WESV serve the Los Angeles, California, San Diego, California, Phoenix, Arizona, Denver, Colorado, Houston, Texas, Dallas-Fort Worth, Texas, Salt Lake City, Utah, New York, New York, and Chicago, Illinois markets, respectively.

The Company’s two television studio facilities in Burbank, California, and one each in Houston, Texas, and Dallas, Texas, are owned and operated by LBI Media Holdings’ indirect, wholly owned subsidiaries.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2011 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

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

Liquidity

As of June 30, 2012, the Company’s total indebtedness was approximately $504.9 million, of which principal of approximately $0.1 million is due in 2012 and $42.0 million is due in 2013. The Company’s primary sources of liquidity are cash from operations and available borrowings under the 2011 Revolver (as defined below). The Company believes that its cash on hand and available borrowings under the 2011 Revolver will be sufficient to permit it to fund its contractual obligations and operations for at least the next twelve months. However, because the Company is highly leveraged, it dedicates a substantial portion of available cash to pay principal and interest on its outstanding debt. Given the challenges in the current economic environment related to advertising revenue growth and the Company’s continued investment in television programming content, it has been experiencing high levels of cash used in operating activities. On July 17, 2012, LBI Media commenced private exchange offers to exchange new notes to be issued by LBI Media for any and all of the 2007 Senior Subordinated Notes (as defined below) and the Senior Discount Notes (as defined below). Concurrently, with the exchange offers LBI Media began soliciting consents from holders of certain of the Company’s indebtedness to certain proposed amendments to and related indentures of such notes. See Note 13 “Subsequent Event.” However, the exchange offers may not be consummated and the Company may need to pursue one or more alternative strategies to pay its significant levels of debt, such as reducing operating expenses, refinancing or restructuring its indebtedness, selling additional debt or equity securities or selling assets. Because LBI Media has also pledged substantially all of its assets to its existing lenders and holders of LBI Media’s 2011 Senior Secured Notes (as defined below), the Company may not be able to refinance its existing debt or issue additional debt or equity securities on favorable terms, if at all, and if the Company must sell its assets, it may negatively affect its ability to generate net revenues.

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

As no impairment indicators were noted during the three and six months ended June 30, 2012 and 2011, no such impairment write-downs were required during those periods.

The carrying fair value of the Company’s financial instruments included in current assets and current liabilities (such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and other similar items) approximate fair value due to the short-term nature of such instruments.

•	The fair values of LBI Media’s senior subordinated notes and senior secured notes were determined using quoted market prices on June 30, 2012.

•

The fair values of LBI Media Holdings’ senior discount notes were determined using the quoted market prices of LBI Media’s senior subordinated notes on June 30, 2012, as the Company believes these are similar liabilities which are traded in active markets.

•

The Company’s other long-term debt has variable interest rates, or rates that the Company believes approximate current market rates, and accordingly, the fair value of those instruments approximates the carrying amounts.

	June 30, 2012		December 31, 2011
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
2007 Senior Subordinated Notes due 2017	$45.6	$226.4	$125.8	$226.3
2011 Senior Secured Notes due 2019	189.2	217.2	195.8	217.1
Senior Discount Notes due 2013	8.4	41.8	37.2	41.8
2011 Revolver due 2016 and 2004 Empire Note due 2019	19.4	19.4	1.6	1.6

3.	Broadcast Licenses and Long-Lived Assets

Broadcast Licenses

The Company’s indefinite-lived assets consist of its Federal Communications Commission (“FCC”) broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.5 million at June 30, 2012 and December 31, 2011.

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

As no impairment indicators were noted based on management’s analysis during the three and six months ended June 30, 2012 and 2011, no such impairment tests were conducted during those periods.

Long-Lived Assets

In connection with ASC 360 “Property, Plant, and Equipment”, the carrying value of property and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television asset groups for indicators of impairment. No impairment charges were deemed necessary during the three and six months ended June 30, 2012 and 2011.

Assets Held For Sale

Texas Real Property. In April 2012, the Company engaged a real estate agent to sell certain of its real property located in Matagorda County, Jackson County and Brazoria County, Texas. The Company has not entered into any purchase and sale agreement with a buyer. As a result, it cannot predict the amount it will actually receive for such properties and when a sale will be consummated. The carrying value of these related long lived assets, including a building and land, was $0.2 million as of June 30, 2012.

Los Angeles Real Property. As of June 30, 2012, the Company had engaged a real estate agent to sell certain real property owned by the Company located in Los Angeles, CA. The real property consists of land. The Company has not entered into any purchase and sale agreement with a buyer. As a result, it cannot predict the amount it will actually receive for such property and when a sale will be consummated. The carrying value of these related long lived assets was $11.4 million as of June 30, 2012. Based on recent and pending sales of comparable properties, the Company anticipates the fair value to exceed its carrying value as of June 30, 2012.

4.	Television Program Costs

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments, which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. U.S. GAAP sets forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. The Company has determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, capitalizes television production costs for certain of its programs, and amortizes those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe have a useful life beyond the initial airing or does not have revenue directly attributed to production are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. Approximately $13.7 million of original television programming costs were capitalized as of June 30, 2012 and December 31, 2011.

Television program rights acquired by the Company from third-party vendors are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the next year and program rights payable within one year are classified as current assets and current liabilities, respectively. Approximately $1.7 million and $2.0 million of acquired program costs were capitalized as of June 30, 2012 and December 31, 2011, respectively.

The following table sets forth the components of the Company’s unamortized programming costs that the Company intends to amortize as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Original television program costs — released	$13,653	$13,695
Original television program costs — in production	—	—
Acquired television programming rights	1,682	1,968

	$15,335	$15,663

Based on current estimates, the Company expects to amortize approximately 41% of its net original programming costs in the remainder of 2012 and approximately 94% by the end of 2014. The acquired programming rights will be amortized through 2016.

5.	Long-Term Debt

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
2007 Senior Subordinated Notes due 2017	$226,442	$226,266
2011 Senior Secured Notes due 2019	217,258	217,117
2011 Revolver due 2016	17,900	—
Senior Discount Notes due 2013	41,833	41,833
2004 Empire Note due 2019	1,504	1,589

	504,937	486,805
Less current portion	(178)	(174)

	$504,759	$486,631

On July 17, 2012, LBI Media commenced private exchange offers to exchange new notes to be issued by LBI Media for any and all of the 2007 Senior Subordinated Notes and the Senior Discount Notes. See Note 13. “Subsequent Events” for additional information.

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

Borrowings under the 2011 Revolver bear interest based on either, at the option of LBI Media, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin. The base rate will be the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2011 Revolver is 3.75% per annum for base rate loans and 4.75% per annum for LIBOR loans. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by LBI Media. All amounts that are not paid when due under the 2011 Revolver will accrue interest at the otherwise applicable rate plus 2.00% until such amounts are paid in full. In addition, LBI Media pays quarterly in arrears an unused commitment fee of 0.75% per annum.

The 2011 Revolver is guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Borrowings under the 2011 Revolver are secured by substantially all of the tangible and intangible assets of LBI Media and its existing and future wholly owned domestic subsidiaries (other than the assets of LBI Media’s subsidiary Empire Burbank Studios, LLC (“Empire”)), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. The 2011 Revolver also contains customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the 2011 Revolver. Under the 2011 Revolver, LBI Media must also maintain its material FCC licenses and maintain an amount of revolver facility indebtedness (which, as defined in the credit agreement, includes only amounts outstanding under the 2011 Revolver and does not include LBI Media’s 2011 Senior Secured Notes and the 2004 Empire Note) that would not result in a ratio of revolver facility debt to EBITDA (as defined in the credit agreement) of more than 3.5 to 1.0. As of June 30, 2012, LBI Media was in compliance with all such covenants.

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

As of June 30, 2012, $17.9 million was outstanding under the 2011 Revolver. Since June 30, 2012, LBI Media has not borrowed or repaid any amounts under its 2011 Revolver.

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

The indenture governing the 2011 Senior Secured Notes contains customary covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make investments and other restricted payments; (iv) incur liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets; (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are allowed to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. LBI Media may also incur certain additional senior secured debt so long as after giving effect to the granting of such additional senior secured debt, LBI Media’s consolidated secured leverage ratio (as defined in the indenture) does not exceed (i) 4.0 to 1.0 (excluding certain subordinated and junior secured indebtedness) in the case of certain senior secured debt or other indebtedness of LBI Media or any of its subsidiaries (except Empire) that are pari passu with the 2011 Senior Secured Notes and other senior secured debt or (ii) 5.0 to 1.0 in the case of secured indebtedness that is subordinated or junior to the 2011 Senior Secured Notes and other senior secured debt. As of June 30, 2012, LBI Media was in compliance with all such covenants.

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

The indenture governing the 2007 Senior Subordinated Notes contains restrictive covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock, (iii) make investments and other restricted payments, (iv) incur certain liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets, (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. The indenture governing the 2007 Senior Subordinated Notes prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below) earlier than one year prior to the stated maturity of the Senior Discount Notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of June 30, 2012, LBI Media was in compliance with all such covenants.

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

LBI Media Holdings’ Senior Discount Notes due 2013

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in October 2013 (the “Senior Discount Notes”). The Senior Discount Notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest did not accrue and was not payable on the Senior Discount Notes prior to October 15, 2008 and instead the value of the Senior Discount Notes had been increased each period until it equaled $68.4 million on October 15, 2008. After October 15, 2008, cash interest began to accrue at a rate of 11% per year and is payable semi-annually on each April 15 and October 15. The Senior Discount Notes mature on October 15, 2013.

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

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media Holdings and its restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of June 30, 2012, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2011 Revolver, the 2011 Senior Secured Notes and the 2007 Senior Subordinated Notes.

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

Scheduled Debt Repayments

As of June 30, 2012, the Company’s long-term debt had scheduled principal repayments for each of the next five fiscal years (and thereafter) as follows:

(in thousands)
Remainder of 2012	$88
2013	42,016
2014	194
2015	205
2016	18,116
Thereafter	444,318

$504,937

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

The following table presents the effect of the interest rate swap agreement on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Interest rate swap agreement	Interest rate swap income	$—	$0.8	$—	$1.5

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

WVFW-LD. In July 2011, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC (“KRCA TV”) and KRCA License LLC (“KRCA License”), as buyers, entered into an asset purchase agreement with Claro Communications, LTD., as seller, pursuant to which the buyers have agreed to acquire selected assets of low-power television station WVFW, licensed to Miami, Florida, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be approximately $0.8 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Such escrow amount is included in other assets in the accompanying condensed consolidated balance sheet as of June 30, 2012. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. The Company expects to close this acquisition in the third quarter of 2012.

7.	Commitments and Contingencies

Ratings Services

In September 2009, the Company entered into a four-year contract with Nielsen Media Research (“Nielsen”), to provide television programming ratings services for the Company’s EstrellaTV network. In February 2011, the Company entered into an agreement with Nielsen to amend certain payment provisions in the contract. As a result, the aggregate payments remaining under the agreement, as of June 30, 2012 (reflecting the new payment terms), were approximately $6.6 million and will be paid through August 2013.

Affiliation Agreements

In June 2009, the Company entered into a network affiliation agreement with a television station whereby the Company is obligated to make cash payments to the affiliate station upon the occurrence of certain events, as outlined below:

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

The Company terminated this agreement during the quarter ended June 30, 2012. Based on the affiliate station’s calendar year 2012 operating performance, as of June 30, 2012, the Company had reserved approximately $0.1 million with respect to the guarantee outlined in (1) above. However, no reserve has been recorded related to the potential cash obligation specified in (2) above, based on the affiliate station’s expected ratings position for 2012.

Litigation

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) relating to disputes over royalties owed to BMI. In October 2009, the Company settled all royalty disputes relating to its television stations as well as royalties owed for periods prior to December 31, 2006 for the Company’s radio stations. In June 2011, the Company settled royalty disputes relating to its radio stations for periods subsequent to January 1, 2010. The remaining outstanding dispute relates to the Company’s radio stations for the period commencing January 1, 2007, through December 31, 2009 (the “post-court period”) for which the Company has filed an application for a reasonable license under BMI’s antitrust consent decree. As of June 30, 2012, the Company had reserved approximately $0.8 million relating to the BMI dispute. Such reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company believes this reserve, all of which relates to the post-court period, is adequate as of June 30, 2012.

In March 2011, the Company settled a legal dispute related to the termination of certain of the Company’s operating leases, and recorded a charge of $0.7 million relating to the settlement (including legal and professional fees). Such amount is included in selling, general, and administrative in the accompanying statement of operations for the six months ended June 30, 2011.

In June 2011, the Company settled a legal dispute related to a tortious interference claim, and recorded a $0.9 million gain related to the settlement. Of this amount, approximately $0.6 million was received in cash and the remaining $0.3 million represents the fair value of radio advertising credits which can be used by the Company over a 24-month period. Such gain is included in gain on legal settlement in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial statements.

8.	Related Party Transactions

The Company had approximately $3.7 million and $3.6 million due from stockholders of the Parent and from affiliated companies at June 30, 2012 and December 31, 2011, respectively. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and currently mature through December 2012. Given the Company’s intention to extend the maturity dates of the loans due from the stockholders of the Parent, such balances totaling $3.0 million have been classified in stockholders deficiency as of June 30, 2012 and December 31, 2011. The following table sets forth the components of the Company’s related party receivable balances as of June 30, 2012 and December 31, 2011:

Party	Annual Interest Rate	Maturity Date	Original Loan Amounts	Loan and Accrued Interest Balance at
				June 30, 2012	December 31, 2011

				(in thousands)
Stockholder of Parent	0.69% - 0.82%	July to December 2012	$222	$273	$271
Stockholder of Parent	0.82%	July 2012	1,917	2,370	2,362
Stockholder of Parent	0.69% - 0.75%	July to December 2012	275	350	402
Affiliated companies	various	various	various	663	563

				$3,656	$3,598

The Company also had approximately $690,000 due from one of its executive officers and directors at June 30, 2012 and December 31, 2011, which is included in employee advances in the accompanying condensed consolidated balance sheets. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for an advance of $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2012.

In December 2008, stockholders of the Parent and one of the Company’s former executive officers purchased approximately $1.9 million aggregate principal amount of the Senior Discount Notes in open market transactions. In July 2009, stockholders of the Parent purchased approximately $0.8 million aggregate principal amount of the 2007 Senior Subordinated Notes in open market transactions. LBI Media paid an aggregate of $34,000 of interest to these noteholders in each of the six months ended June 30, 2012 and 2011.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations. The Company had approximately $0.1 million due from LDL as of June 30, 2012 and December 31, 2011, which is included in amounts due from related parties in the accompanying condensed consolidated balance sheets. Such advances are payable upon demand.

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

As of June 30, 2012, no options are outstanding. The Company has only granted options to one of the Company’s former executive officers, which was made in December 2008, pursuant to such former employee’s employment agreement. However, in accordance with the terms of the Plan, these options expired in April 2012 as a result of the employee’s resignation. No new options were granted during the six months ended June 30, 2012 or 2011.

Since 2008, the Parent has entered into certain employment agreements whereby it has agreed to grant an aggregate of 10.3436 shares of the Parent’s Class A common stock to certain employees and two executive officers. None of these options have been granted as of June 30, 2012. The options, when granted by the Board of Directors, will have contractual terms of ten years from the date of the grant and vest pursuant to the terms agreed upon in the respective employment agreements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net revenues:
Radio operations	$14,334	$15,241	$25,454	$26,502
Television operations	17,717	16,313	34,182	30,478

Consolidated net revenues	32,051	31,554	59,636	56,980

Operating expenses, excluding gain on legal settlement, stock-based compensation expense, depreciation and amortization and loss (gain) on sale and disposal of property and equipment:
Radio operations	7,016	8,205	14,345	17,135
Television operations	17,975	13,980	33,728	26,183

Consolidated operating expenses, excluding gain on legal settlement, stock-based compensation expense, depreciation and amortization and loss (gain) on sale and disposal of property and equipment:	24,991	22,185	48,073	43,318

Gain on legal settlement:
Radio operations	—	(900)	—	(900)
Television operations	—	—	—	—

Total gain on legal settlement	—	(900)	—	(900)
Operating income before stock-based compensation expense, depreciation and amortization and loss (gain) on sale and disposal of property and equipment:
Radio operations	7,318	7,936	11,109	10,267
Television operations	(258)	2,333	454	4,295

Consolidated operating income before stock-based compensation expense, depreciation and amortization and loss (gain) on sale and disposal of property and equipment	7,060	10,269	11,563	14,562

Stock-based compensation expense:
Corporate	—	7	—	13

Consolidated stock-based compensation expense	—	7	—	13

Depreciation and amortization expense:
Radio operations	1,271	1,404	2,554	2,730
Television operations	1,248	1,219	2,480	2,444

Consolidated depreciation and amortization expense	2,519	2,623	5,034	5,174

Loss (gain) on sale and disposal of property and equipment:
Radio operations	(1,759)	29	(1,751)	36
Television operations	(170)	559	(169)	559

Consolidated loss (gain) on sale and disposal of property and equipment	(1,929)	588	(1,920)	595

Operating income:
Radio operations	7,806	6,503	10,306	7,501
Television operations	(1,336)	555	(1,857)	1,292
Corporate	—	(7)	—	(13)

Consolidated operating income	$6,470	$7,051	$8,449	$8,780

Reconciliation of operating income before stock-based compensation expense, depreciation and amortization and loss (gain) on sale and disposal of property, and equipment to loss before provision for income taxes:

Operating income before stock-based compensation expense, depreciation and amortization and loss (gain) on sale and disposal of property and equipment	$7,060	$10,269	$11,563	$14,562
Stock-based compensation expense	—	(7)	—	(13)
Depreciation and amortization	(2,519)	(2,623)	(5,034)	(5,174)
(Loss) gain on sale and disposal of property and equipment	1,929	(588)	1,920	(595)
Interest expense, net of amounts capitalized	(11,970)	(12,540)	(23,788)	(22,371)
Interest rate swap income	—	759	—	1,535
Interest and other income	114	31	129	66
Exchange offering costs	(1,060)	—	(1,060)	—

Loss before provision for income taxes	$(6,446)	$(4,699)	$(16,270)	$(11,990)

11.	Income Taxes

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

There was no activity in the Company’s unrecognized tax benefits (“UTB”) during the three and six months ended June 30, 2012 and 2011. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years prior to 2008 and 2007, respectively. The Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns.

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

Condensed Balance Sheet Information:

(in thousands)

	As of
	June 30, 2012	December 31, 2011
Assets
Deferred financing costs, net	$154	$215
Amounts due from subsidiary	5,674	4,211
Other assets	25	25

Total assets	$5,853	$4,451

Liabilities and stockholder’s deficiency
Accrued interest	$971	$971
Interest due to subsidiary	2,353	1,894
Long term debt	41,833	41,833
Loans payable to subsidiary	36,244	32,481
Losses in excess of investment in subsidiary	156,972	142,413

Total liabilities	238,373	219,592
Stockholder’s deficiency:
Common stock	—	—
Additional paid-in capital	63,020	63,020
Accumulated deficit	(295,540)	(278,161)

Total stockholder’s deficiency	(232,520)	(215,141)

Total liabilities and stockholder’s deficiency	$5,853	$4,451

Condensed Statement of Operations Information:

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income:
Equity in losses of subsidiary	$(5,565)	$(3,796)	$(14,559)	$(10,245)
Expenses:
Interest expense	(1,420)	(1,379)	(2,820)	(2,740)

Net loss	$(6,985)	$(5,175)	$(17,379)	$(12,985)

Condensed Statement of Cash Flows Information:

(Unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows used in operating activities:
Net loss	$(17,379)	$(12,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of subsidiary	14,559	10,245
Amortization of deferred financing costs	61	61
Other assets and liabilities, net	459	380

Net cash used in operating activities	(2,300)	(2,299)
Cash flows provided by financing activities:
Amounts due from subsidiary	$(1,463)	(1,464)
Loans from subsidiary	3,763	3,763

Net cash provided by financing activities	2,300	2,299
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

13.	Subsequent Event

On July 17, 2012, LBI Media commenced private exchange offers and consent solicitations, whereby LBI Media offered (i) new 11% senior secured notes due 2019 (the “Senior Priority Secured Notes”) and new 11% junior priority senior secured notes due 2019 (the “Junior Priority Senior Secured Notes”) for any and all 2007 Senior Subordinated Notes and (ii) new Junior Priority Senior Secured Notes or, as necessary, new 11% Senior Subordinated Notes due 2019 (“2012 Senior Subordinated Notes” and together with the Senior Priority Secured Notes and the Junior Priority Senior Secured Notes, the “New Notes”) for any and all Senior Discount Notes (collectively, the “Exchange Offers”). In connection with the Exchange Offers, LBI Media is also soliciting consents to certain amendments to the indentures governing the 2007 Senior Subordinated Notes and the Senior Discount Notes. LBI Media is also soliciting consents from holders of its 2011 Senior Secured Notes to certain amendments to the indenture governing the 2011 Senior Secured Notes (the “Consent Solicitation”). The Exchange Offers are subject to, and conditioned upon, among other things, obtaining the requisite consents to the proposed amendments pursuant to the Consent Solicitation and the consent of the lenders of a majority of the loans, commitments and letters of credit exposure under the 2011 Revolver to certain amendments to the 2011 Revolver. LBI Media has the right to terminate or withdraw any of the Exchange Offers and the Consent Solicitation, including if any of the conditions described in the Offering Memorandum are not satisfied. On August 14, 2012, LBI Media extended the expiration date of the Exchange Offers to August 29, 2012. The Exchange Offers will expire on August 29, 2012, unless it is extended or earlier terminated by LBI Media. No assurance can be given that LBI Media will complete the Exchange Offers or that the terms of the Exchange Offers will not be changed.

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

Overview

We own and operate radio and television stations in Los Angeles (including Riverside and San Bernardino counties), California, Houston, Texas and Dallas, Texas and television stations in San Diego, California, Salt Lake City, Utah, Phoenix, Arizona, New York, New York, Denver, Colorado and Chicago, Illinois. Our radio stations consist of five FM and two AM stations serving Los Angeles, California and its surrounding areas, four FM and two AM stations serving Houston, Texas and its surrounding areas, and five FM stations and one AM station serving Dallas-Fort Worth, Texas and its surrounding areas. Our nine television stations consist of five full-power stations serving Los Angeles, California, Houston, Texas, Dallas-Fort Worth, Texas, Salt Lake City, Utah and Denver, Colorado. We also own four low-power television stations serving the San Diego, California, Phoenix, Arizona, New York, New York and Chicago, Illinois markets.

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

We are also affiliated with television stations in various states which, along with our owned and operated stations, serve 39 designated market areas, or DMAs, including nine each in California and Texas, four in Florida, three in Arizona, two in Nevada and Oklahoma, and one each in Colorado, Georgia, Illinois, Nebraska, New Mexico, New York, North Carolina, Oregon, Utah, and Washington. We distribute our EstrellaTV programming to these stations and we share in the available advertising time to be sold on the affiliate stations while our EstrellaTV programming is broadcasting. Our EstrellaTV network broadcasts in the above 39 DMAs, which in the aggregate comprise approximately 77% of U.S. Hispanic television households. In addition to the advertising time we retain, we also sell national air time for the affiliate stations through our wholly owned national sales organization, Spanish Media Rep Team, and earn a commission based on those sales. In addition, we syndicate and air on our owned and operated radio stations our popular radio morning show, El Show de Don Cheto, in 20 markets.

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

Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. Based on our interest rates as of June 30, 2012 and assuming no additional borrowings or principal payments on LBI Media’s senior secured revolving credit facility until its maturity in March 2016, we will have debt service obligations (principal and interest) of approximately $22.8 million for the remainder of 2012 and $87.4 million in 2013, which includes the repayment of $41.8 million principal amount outstanding (excluding amounts held by us) on our senior discount notes maturing in October 2013. Our cash flow used by operating activities for the year ended December 31, 2011 was $21.3 million. Our Adjusted EBITDA and net loss for the year ended December 31, 2011 were $27.7 million and $33.0 million, respectively. We expect to borrow additional amounts under LBI Media’s senior secured revolving credit facility in the near future to meet some of our ongoing debt and other obligations. Our financial performance and cash generated from operations will need to increase significantly to meet our cash needs or we will need to seek alternative sources of liquidity, including asset sales or additional debt or equity financing to meet our debt obligations. If we are unable to secure alternative sources of liquidity in sufficient amounts, we may not be able to satisfy our obligations when they become due which would have a material adverse effect on our overall business and financial condition.

Exchange Offers and Consent Solicitations

On July 17, 2012, LBI Media, Inc., our wholly owned subsidiary (“LBI Media”), commenced private exchange offers and consent solicitations, whereby LBI Media offered (i) new 11% senior secured notes due 2019 (the “Senior Priority Secured Notes”) and new 11% junior priority senior secured notes due 2019 (the “Junior Priority Senior Secured Notes”) for any and all 2007 Senior Subordinated Notes (as defined below) and (ii) new Junior Priority Senior Secured Notes or, as necessary, new 11% Senior Subordinated Notes due 2019 (“2012 Senior Subordinated Notes” and together with the Senior Priority Secured Notes and the Junior Priority Senior Secured Notes, the “New Notes”) for any and all Senior Discount Notes (as defined below) (collectively, the “Exchange Offers”). In connection with the Exchange Offers, LBI Media is also soliciting consents to certain amendments to the indentures governing the 2007 Senior Subordinated Notes and the Senior Discount Notes. LBI Media is also soliciting consents from holders of its 2011 Senior Secured Notes to certain amendments to the indenture governing the 2011 Senior Secured Notes (the “Consent Solicitation”). The Exchange Offers are subject to, and conditional upon, among other things, obtaining the requisite consents to the proposed amendments pursuant to the Consent Solicitation and the consent of the lenders of a majority of the loans, commitments and letters of credit exposure under the 2011 Revolver (as defined below) to certain amendments to the 2011 Revolver. Media has the right to terminate or withdraw any of the Exchange Offers and the Consent Solicitation, including if any of the conditions described in the Offering Memorandum are not satisfied. On August 14, 2012, LBI Media extended the expiration date of the Exchange Offers to August 29, 2012. The Exchange Offers will expire on August 29, 2012, unless it is extended or earlier terminated by LBI Media. No assurance can be given that LBI Media will complete the Exchange Offers or that the terms of the Exchange Offers will not be changed.

Recent Acquisitions

WVFW-LD. In July 2011, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, as buyers, entered into an asset purchase agreement with Claro Communications, LTD., as seller, pursuant to which the buyers have agreed to acquire selected assets of low-power television station WVFW, licensed to Miami, Florida, from the seller. The selected assets will include, among other things, (i) licenses and permits authorized by the FCC for or in connection with the operation of the station and (ii) broadcast and other equipment used to operate the station. The total purchase price will be approximately $0.8 million in cash, subject to certain adjustments, of which $0.1 million has been deposited into escrow. Such escrow amount is included in other assets in the accompanying condensed consolidated balance sheet as of June 30, 2012. Consummation of the acquisition is currently subject to customary closing conditions, including regulatory approval from the FCC. We expect to close this acquisition in the third quarter of 2012.

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

Results of Operations

Separate financial data for each of our reportable segments is provided below. We evaluate the performance of our reportable segments based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net revenues:
Radio	$14,334	$15,241	$25,454	$26,502
Television	17,717	16,313	34,182	30,478

Total	$32,051	$31,554	$59,636	$56,980

Total operating expenses before gain on legal settlement, stock-based compensation expense, loss (gain) on sale and disposal of property and equipment and depreciation and amortization:
Radio	$7,016	$8,205	$14,345	$17,135
Television	17,975	13,980	33,728	26,183

Total	$24,991	$22,185	$48,073	$43,318

Gain on legal settlement:
Radio	$—	$(900)	$—	$(900)
Television	—	—	—	—

Total	$—	$(900)	$—	$(900)

Stock-based compensation expense:
Corporate	$—	$7	$—	$13

Total	$—	$7	$—	$13

Loss (gain) on sale and disposal of property and equipment:
Radio	$(1,759)	$29	$(1,751)	$36
Television	(170)	559	(169)	559

Total	$(1,929)	$588	$(1,920)	$595

Depreciation and amortization:
Radio	$1,271	$1,404	$2,554	$2,730
Television	1,248	1,219	2,480	2,444

Total	$2,519	$2,623	$5,034	$5,174

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Total operating expenses:
Radio	$6,528	$8,738	$15,148	$19,001
Television	19,053	15,758	36,039	29,186
Corporate	—	7	—	13

Total	$25,581	$24,503	$51,187	$48,200

Operating income (loss):
Radio	$7,806	$6,503	$10,306	$7,501
Television	(1,336)	555	(1,857)	1,292
Corporate	—	(7)	—	(13)

Total	$6,470	$7,051	$8,449	$8,780

Adjusted EBITDA (1):
Radio	$7,318	$7,936	$11,109	$10,267
Television	(258)	2,333	454	4,295

Total	$7,060	$10,269	$11,563	$14,562

(1)	We define Adjusted EBITDA as net income or loss plus provision for income taxes, interest expense and other income, net, interest rate swap income, depreciation and amortization, loss or gain on disposal of property and equipment, exchange offering costs and stock-based compensation expense. Management considers this measure an important indicator of our financial performance relating to our operations because it eliminates the effects of certain non-cash items and our capital structure. In addition, it provides useful information to investors regarding our financial condition, results of operations and our historical ability to service debt. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), such as cash flows from operating activities, operating income or loss and net income or loss. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures. We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net loss, calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net loss	$(6,985)	$(5,175)	$(17,379)	$(12,985)
Add:
Provision for income taxes	539	476	1,109	995
Interest expense and other income, net	11,856	12,509	23,659	22,305
Interest rate swap income	—	(759)	—	(1,535)
Depreciation and amortization	2,519	2,623	5,034	5,174
Loss (gain) on sale and disposal of property and equipment	(1,929)	588	(1,920)	595
Exchange offering costs	1,060	—	1,060	—
Stock-based compensation expense	—	7	—	13

Adjusted EBITDA	$7,060	$10,269	$11,563	$14,562

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Revenues. Net revenues increased by $0.5 million, or 1.6%, to $32.1 million for the three months ended June 30, 2012, from $31.6 million for the same period in 2011. This change was primarily attributable to increased advertising revenue from our television segment, partially offset by decreased advertising revenue from our radio segment.

Net revenues for our radio segment decreased by $0.9 million, or 6.0%, to $14.3 million for the three months ended June 30, 2012, from $15.2 million for the same period in 2011. This change was primarily attributable to a decline in advertising revenue in our Los Angeles, Dallas and Houston markets.

Net revenues for our television segment increased by $1.4 million, or 8.6%, to $17.7 million for the three months ended June 30, 2012, from $16.3 million for the same period in 2011. This increase was primarily attributable to increased advertising revenue from our EstrellaTV national television network.

We currently expect full year net revenues in 2012, as compared to 2011, to increase in both our radio and television segments due to expected increases in advertising time sold and higher advertising rates. We also expect our television segment to continue to benefit from the expansion of our EstrellaTV national television network.

Total operating expenses. Total operating expenses increased by $1.1 million, or 4.4%, to $25.6 million for the three months ended June 30, 2012, as compared to $24.5 million for the same period in 2011. This increase was attributable to a $3.2 million increase in program and technical expenses, resulting primarily from an increase in programming amortization and the absence of a $0.9 million gain related to a legal settlement in the prior year. These increases in operating expenses were partially offset by (a) a $1.9 million gain on sale and disposal of property and equipment during the three months ended June 30, 2012 compared to a $0.6 million loss on sale and disposal of property and equipment during the same period of 2011, a $2.5 million favorable change, (b) a $0.4 million decrease in selling, general and administrative expenses and (c) a $0.1 million decrease in depreciation and amortization expenses.

Total operating expenses for our radio segment decreased by $2.2 million, or 25.3%, to $6.5 million for the three months ended June 30, 2012, as compared to $8.7 million for the same period in 2011. This decrease was primarily attributable to (a) a $1.8 million gain on sale and disposal of property and equipment during the three months ended June 30, 2012, (b) a $0.8 million decline in selling, general and administrative expenses, primarily related to lower legal, lease, bad debt expenses and employee related costs, (c) a $0.4 million decline in program and technical expenses and (d) a $0.1 million decrease in depreciation and amortization expense. These decreases were partially offset by the absence of a $0.9 million gain related to a legal settlement in prior year.

Total operating expenses for our television segment increased by $3.3 million, or 20.9%, to $19.1 million for the three months ended June 30, 2012, from $15.8 million for the same period in 2011. This increase was primarily attributable to a $3.5 million increase in program and technical expenses, primarily related to an increase in programming amortization and a $0.4 million increase in selling, general and administrative expenses, primarily related to an increase in employee related costs. These increases in operating expenses were partially offset by a $0.1 million gain on sale and disposal of property and equipment during the three months ended June 30, 2012 compared to a $0.6 million loss on sale and disposal of property and equipment during the same period of 2011, a $0.7 million favorable change.

We currently anticipate that our total operating expenses will increase in 2012 as compared to 2011. We anticipate higher programming costs for our television segment and increased personnel and promotional expenses relating to the continued expansion of our EstrellaTV network. In addition, our total operating expenses could be impacted by the number and size of additional radio and TV assets that we acquire, including WVFW-LP.

Interest expense and interest and other income. Interest expense and interest and other income decreased by $0.7 million to $11.8 million for the three months ended June 30, 2012, as compared to $12.5 million for the same period of 2011. The decrease is primarily due to the absence of interest expense related to LBI Media’s interest rate swap contract that expired in November 2011.

Interest rate swap income. Interest rate swap income decreased by $0.8 million for the three months ended June 30, 2012, as the interest rate swap contract expired in November 2011.

Exchange offering costs. We recognized exchange offering costs of $1.1 million for the three months ended June 30, 2012, related to legal, accounting and other costs incurred in order to commence our private exchange offers. See “Exchange Offers and Consent Solicitations” above.

Provision for income taxes. We recognized an income tax provision of $0.5 million for the three months ended June 30, 2012, as compared to $0.5 million for the same period of 2011.

Net loss. We recognized a net loss of $7.0 million for the three months ended June 30, 2012, as compared to a net loss of $5.2 million for the same period of 2011, an increase in net loss of $1.8 million. This change was primarily attributable to a $1.1 million increase in operating expenses, as discussed above, a $1.1 million increase exchange offering costs, a $0.8 million decrease in interest rate swap income and a $0.9 million decrease in net revenues in our radio segment. These changes were partially offset by a $1.4 million increase in net revenues in our television segment and a $0.7 million decrease in interest expense and interest and other income.

Adjusted EBITDA. Adjusted EBITDA decreased by $3.2 million, or 31.2%, to $7.1 million for the three months ended June 30, 2012, as compared to $10.3 million for the same period in 2011. This decrease was primarily the result of a $3.2 million increase in program and technical expenses, a $0.9 million decrease in net revenues in our radio segment and the absence of a $0.9 million gain related to a legal settlement in the prior year. These decreases were partially offset by a $1.4 million increase in net revenues in our television segment and a $0.4 million decrease in selling, general and administrative expenses.

Adjusted EBITDA for our radio segment decreased by $0.6 million, or 7.8%, to $7.3 million for the three months ended June 30, 2012, as compared to $7.9 million for the same period in 2011. This change was primarily the result of a $0.9 million decrease in net revenues and the absence of a $0.9 million gain related to a legal settlement in the prior year, partially offset by a $0.8 million decrease in selling, general and administrative expenses and a $0.4 million decrease in program and technical expenses.

Adjusted EBITDA for our television segment decreased by $2.6 million, or 111.1%, to an Adjusted EBITDA loss of $0.3 million for the three months ended June 30, 2012, from an Adjusted EBITDA of $2.3 million for the same period in 2011. This change was primarily the result of a $3.5 million increase in program and technical expenses and a $0.5 million increase in selling, general and administrative expenses and promotional expenses, partially offset by a $1.4 million increase in net revenues.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net Revenues. Net revenues increased by $2.7 million, or 4.7%, to $59.6 million for the six months ended June 30, 2012, from $57.0 million for the same period in 2011. The change was primarily attributable to increased advertising revenue from our television segment, partially offset by a decline in our radio segment.

Net revenues for our radio segment declined by $1.0 million, or 4.0%, to $25.5 million for the six months ended June 30, 2012, from $26.5 million for the same period in 2011. This change was primarily attributable to declines in advertising revenue in our Dallas and Los Angeles markets, partially offset by increases in advertising revenues in our Houston market.

Net revenues for our television segment increased by $3.7 million, or 12.2%, to $34.2 million for the six months ended June 30, 2012, from $30.5 million for the same period in 2011. This increase was primarily attributable to increased advertising revenue from our EstrellaTV national television network.

Total operating expenses. Total operating expenses increased by $3.0 million, or 6.2%, to $51.2 million for the six months ended June 30, 2012, as compared to $48.2 million for the same period in 2011. This increase was primarily attributable to a $4.9 million increase in program and technical expenses, which resulted from (1) an increase in amortization of capitalized costs related to the production of original programming content, (2) incremental costs related to our EstrellaTV network, and (3) the absence in 2012 of the $0.9 million gain related to a legal settlement. These increases in total operating expenses were partially offset by (a) a $1.9 million gain on sale and disposal of property and equipment during the six months ended June 30, 2012 compared to a $0.6 million loss on sale and disposal of property and equipment during the same period of 2011, a $2.5 million favorable change, and (b) a $0.3 million decrease in total depreciation and amortization expenses, selling, general and administrative expenses and promotional expenses.

Total operating expenses for our radio segment decreased by $3.9 million, or 20.3%, to $15.1 million for the six months ended June 30, 2012, from $19.0 million for the same period in 2011. This decrease was primarily attributable to:

(1)	a $1.9 million decrease in selling, general and administrative expenses, which primarily reflects a $0.7 million charge related to a legal settlement in prior year and lower bad debt expenses;

(2)	a $1.8 million gain on sale and disposal of property and equipment in the current year period;

(3)	a $0.7 million decrease in program and technical expenses, which primarily reflects lower music license fees;

(4)	a $0.2 million decrease in promotional expenses; and

(5)	a $0.2 million decrease in depreciation and amortization.

These increases were offset by the absence in 2012 of the $0.9 million gain related to a legal settlement.

Total operating expenses for our television segment increased by $6.8 million, or 23.5%, to $36.0 million for the six months ended June 30, 2012, from $29.2 million for the same period in 2011. This increase was primarily due to:

(1)	a $5.6 million increase in programming and technical expenses, resulting from an increase in amortization of capitalized costs related to the production of original programming content and incremental costs related to our EstrellaTV network;

(2)	a $1.8 million increase in selling, general and administrative expenses, primarily attributable to (a) additional costs related to the expansion of our EstrellaTV network, including additional sales staff, advertising and costs related to upfront presentations;

(3)	a $0.1 million increase in promotional expenses.

These increases in operating expenses were partially offset by a $0.1 million gain on sale and disposal of property and equipment during the six months ended June 30, 2012 compared to a $0.6 million loss on sale and disposal of property and equipment during the same period of 2011, a $0.7 million favorable change.

Interest expense and interest and other income. Interest expense and interest and other income increased by $1.4 million to $23.7 million for the six months ended June 30, 2012, as compared to $22.3 million for the same period of 2011, as a result of the March 2011 refinancing of LBI Media’s former senior credit facility with $220.0 million of 9 1/4% senior secured notes and a $50.0 million senior secured revolving credit facility. This transaction resulted in (1) the write-off of $1.0 million of deferred financing costs associated with the former senior credit facility and (2) higher weighted average interest rates and outstanding balances on our long-term debt.

Interest rate swap income. Interest rate swap income decreased by $1.5 million for the six months ended June 30, 2012, as the interest rate swap contract expired in November 2011.

Exchange offering costs. We recognized exchange offering costs of $1.1 million for the six months ended June 30, 2012, related to legal, accounting and other costs incurred in order to commence our private exchange offers. See “Exchange Offers and Consent Solicitations” above.

Provision for income taxes. During the six months ended June 30, 2012, we recognized an income tax provision of $1.1 million, as compared to $1.0 million for the same period in 2011.

Net loss. We recognized a net loss of $17.4 million for the six months ended June 30, 2012, as compared to a net loss of $13.0 million for the same period of 2011, an increase in net loss of $4.4 million. This change was primarily attributable to (1) a $3.0 million increase in operating expenses, as discussed above, (2) a $1.5 million decrease in interest rate swap income, (3) a $1.4 million increase in interest expense and interest and other income, (4) a $1.1 million increase in exchange offering costs, (5) a $1.0 million decrease in net revenues in our radio segment, and (6) a $0.1 million increase in provision for income taxes. These changes were partially offset by a $3.7 million increase in net revenues in our television segment.

Adjusted EBITDA. Adjusted EBITDA decreased by $3.0 million, or 20.6%, to $11.6 million for the six months ended June 30, 2012, as compared to $14.6 million for the same period in 2011. The decrease was primarily the result of (1) a $4.9 million increase in program and technical expenses, (2) a $1.0 million decrease in net revenues in our radio segment and (3) the absence in 2012 of the $0.9 million gain related to a legal settlement. These decreases were partially offset by (1) a $3.7 million increase in net revenues in our television segment and (2) a $0.1 million decrease in selling, general and administrative expenses.

Adjusted EBITDA for our radio segment increased by $0.8 million, or 8.2%, to $11.1 million for the six months ended June 30, 2012, as compared to $10.3 million for the same period in 2011. The increase was primarily the result of (1) a $1.9 million decrease in selling, general and administrative expenses, (2) a $0.7 million decrease in program and technical expenses, and (3) a $0.2 million decrease in promotional expenses, partially offset by a $1.0 million decline in net revenues and the absence in 2012 of the $0.9 million gain related to a legal settlement.

Adjusted EBITDA for our television segment decreased by $3.8 million, or 89.4%, to $0.5 million for the six months ended June 30, 2012, from $4.3 million for the same period in 2011. This decrease was primarily the result of (1) a $5.6 million increase in program and technical expenses, (2) a $1.8 million increase in selling, general and administrative expenses, and (3) a $0.1 million increase in promotional expenses, partially offset by a $3.7 million increase in net revenues.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations and available borrowings under the $50.0 million senior secured revolving credit facility of LBI Media. We believe that our cash on hand and available borrowings under LBI Media’s senior secured revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months. However, because we are highly leveraged we dedicate a substantial portion of available cash to pay principal and interest on our outstanding debt. Given the challenges in the current economic environment related to advertising revenue growth and our continued investment in television programming content, we have been experiencing high levels of cash used in operating activities. On July 17, 2012, LBI Media commenced private exchange offers to exchange new notes to be issued by LBI Media for any and all of the 2007 Senior Subordinated Notes (as defined below) and the Senior Discount Notes (as defined below). Concurrently with the exchange offers, LBI Media began soliciting consents from holders of certain of our indebtedness to certain proposed amendments to, and related indentures of, such notes. See “—Exchange Offers and Consent Solicitations.” However, the exchange offers may not be consummated and we may need to pursue one or more alternative strategies to pay our significant levels of debt, such as reducing operating expenses, refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. Because LBI Media has also pledged substantially all of its assets to its existing lenders and holders of LBI Media’s senior secured notes, we may not be able to refinance our existing debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate net revenues.

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

The 2011 Revolver is guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Borrowings under the 2011 Revolver are secured by substantially all of the assets of LBI Media and the guarantors (other than the assets of LBI Media’s subsidiary, Empire Burbank Studios, LLC, or Empire), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. The 2011 Revolver also contains customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the 2011 Revolver. Under the 2011 Revolver, LBI Media must also maintain its material FCC licenses and maintain an amount of revolver facility indebtedness (which, as defined in the credit agreement, includes only amounts outstanding under LBI Media’s senior secured revolving credit facility and does not include LBI Media’s senior secured notes and the mortgage notes of Empire) that would not result in a ratio of revolver facility debt to EBITDA (as defined in the credit agreement) of more than 3.5 to 1.0. As of June 30, 2012, LBI Media was in compliance with all such covenants.

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

As of June 30, 2012, $17.9 million was outstanding under the 2011 Revolver. Since June 30, 2012, LBI Media has not borrowed or repaid any amounts under its 2011 Revolver. We expect to continue to make incremental borrowings under LBI Media’s 2011 Revolver to meet ongoing cash obligations in the future.

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

The indenture governing the 2011 Senior Secured Notes contains customary covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make investments and other restricted payments; (iv) incur liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets; (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are allowed to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. LBI Media may also incur certain additional senior secured debt so long as after giving effect to the granting of such additional senior secured debt, LBI Media’s consolidated secured leverage ratio (as defined in the indenture) does not exceed (i) 4.0 to 1.0 (excluding certain subordinated and junior secured indebtedness) in the case of certain senior secured debt or other indebtedness of LBI Media or any of its subsidiaries (except Empire) that are pari passu with LBI Media’s 9 1/4% senior secured notes and other senior secured debt or (ii) 5.0 to 1.0 in the case of secured indebtedness that is subordinated or junior to LBI Media’s 9 1/4% senior secured notes and other senior secured debt. As of June 30, 2012, LBI Media was in compliance with all such covenants.

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

The indenture governing the 2007 Senior Subordinated Notes contains restrictive covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock, (iii) make investments and other restricted payments, (iv) incur certain liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets, (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 2007 Senior Subordinated Notes. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of June 30, 2012, LBI Media was in compliance with all such covenants.

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

On July 17, 2012, Media began soliciting consents from holders of the 2007 Senior Subordinated Notes to certain proposed amendments that would eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, eliminate certain events of default, modify certain covenants, and modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in the indenture governing such notes. See “—Exchange Offers and Consent Solicitations.”

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

In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, aggregate principal amount of our Senior Discount Notes in various open market transactions. As such, the total principal amount due to noteholders, other than LBI Media Holdings was $41.8 million as of June 30, 2012.

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. All of these covenants are subject to a number of important limitations and exceptions. For example, we and our restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as our leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of June 30, 2012, we were in compliance with all such covenants. On July 17, 2012, Media began soliciting consents from holders of Discount Notes to certain proposed amendments that would eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, eliminate certain events of default, modify certain covenants, and modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in the indenture governing such notes. See “—Exchange Offers and Consent Solicitations.” Our Senior Discount Notes are structurally subordinated to the 2011 Revolver, 2011 Senior Secured Notes and the 2007 Senior Subordinated Notes.

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

The following table summarizes our various levels of indebtedness at June 30, 2012.

Issuer	Form of Debt	Principal Amount Outstanding(1)	Scheduled Maturity Date	Interest rate (per annum)
LBI Media, Inc.	$50.0 million senior secured revolving credit facility	$17.9 million (2)	March 18, 2016	LIBOR or base rate, plus an applicable margin
LBI Media, Inc.	Senior secured notes	$220.0 million aggregate principal amount at maturity	April 1, 2019	9.25%
LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%
LBI Media Holdings, Inc.	Senior discount notes	$68.4 million (3)	October 15, 2013	11%
Empire Burbank Studios LLC	Mortgage note	$1.5 million	July 1, 2019	5.52%

(1)	Amounts exclude unamortized debt discounts.
(2)	We expect to continue to make incremental borrowings under LBI Media’s 2011 Revolver to meet ongoing cash obligations in the future. Since June 30, 2012, we have not borrowed or repaid any amounts under the 2011 Revolver.
(3)	In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount due to noteholders, other than LBI Media Holdings was $41.8 million as of June 30, 2012.

Cash Flows. Cash and cash equivalents were $12.2 million and $1.2 million at June 30, 2012 and December 31, 2011, respectively. The increase in our cash balances primarily reflects the net proceeds from the $17.9 million draw on the 2011 Revolver, less cash utilized during the quarter.

Net cash used in operating activities was $11.3 million and $6.3 million for the six months ended June 30, 2012 and 2011, respectively. This change was primarily attributable to an increase in television programming cost payments.

Net cash provided by investing activities was $4.6 million for the six months ended June 30, 2012. Net cash used in investing activities was $6.4 for the six months ended June 30, 2011. During the six months ended June 30, 2012, our investing activities primarily consisted of net proceeds from the sale of property and equipment, repayments on notes receivable, offset by fixed asset purchases related to television set construction costs at our production facilities. During the six months ended June 30, 2011, our investing activities primarily consisted of fixed asset purchases related to the build-out of our new television production facility in Burbank.

Net cash provided by financing activities was $17.8 million and $32.0 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012, cash provided by financing activities reflected the net proceeds from borrowings under LBI Media’s 2011 Revolver. Cash provided by financing activities during the six months ended June 30, 2011 primarily reflected the net proceeds from the issuance of the 2011 Senior Secured Notes, after the repayment of LBI Media’s former senior credit facilities and transaction costs.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At June 30, 2012, such obligations and commitments were LBI Media’s 2011 Revolver, 9 1/4% senior secured notes and 8 1/2% senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries, our operating leases and our Nielsen network ratings contract (for a description of this contract, see Note 7 “Commitments and Contingencies — Ratings Services” in our accompanying condensed consolidated unaudited financial statements) as follows (in millions):

	Payments Due by Period from June 30, 2012
Contractual Obligations	Total	Remaining 2012	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (principal and interest)	$752.3	$22.8	$128.4	$81.3	$519.8
Operating leases	14.8	0.9	3.3	2.9	7.7
Nielsen network ratings contract	6.6	2.4	4.2	—	—

Total contractual cash obligations	$773.7	$26.1	$135.9	$84.2	$527.5

The above table includes principal and interest payments under our debt agreements based on our interest rates and principal balances as of June 30, 2012 and assumes no additional borrowings or unscheduled principal payments on LBI Media’s senior secured revolving credit facility until the facility matures in March 2016 and no unscheduled principal payments on LBI Media’s senior secured notes or senior subordinated notes or our senior discount notes. As noted above under “—Overview”, our financial performance and cash generated from operations will need to increase significantly to meet our cash needs. While we have commenced exchange offers of LBI Media’s and our notes, the exchange offers may not be consumated. As a result, we may need to seek alternative sources of liquidity, including asset sales or additional debt or equity financing to meet our debt obligations. If we are unable to secure alternative sources of liquidity in sufficient amounts, we may not be able to satisfy our obligations when they become due which would have a material adverse effect on our overall business and financial condition.

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the two-year period ended June 30, 2012. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA.” Adjusted EBITDA consists of net income or loss plus provision for income taxes, interest expense and other income, net, interest rate swap income, depreciation and amortization, loss or gain on disposal of property and equipment, exchange offering costs and stock-based compensation expense.

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

•

it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of our capital structure (such as net interest expense and interest rate swap income), asset base (such as depreciation and amortization) and actions that do not affect liquidity (such as stock-based compensation expense) from our operating results; and

•

it helps investors identify items that are within our operational control. For example, depreciation and amortization charges, while a component of operating income, are fixed at the time of the asset purchase in accordance with the depreciable lives of the related asset and as such are not a directly controllable operating charge in the period.

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

There were no significant changes to our critical accounting policies during the three and six months ended June 30, 2012. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion on our critical accounting policies.

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

In the ordinary course of business, we are exposed to various market risks, including fluctuations in interest rates and changes in general economic conditions. There were no material changes to our quantitative and qualitative disclosures about market risk during the three and six months ended June 30, 2012. Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, contained in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Secretary and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on the foregoing, our Chief Executive Officer, President and Secretary and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

(B) Changes in Internal Control Over Financial Reporting

As of June 30, 2012, we have begun, but have not completely remediated the material weakness in our internal control over financial reporting in connection with the reporting of impairments of property and equipment. Since the above material weakness was identified, we have undertaken an evaluation of our processes over the identification of and accounting for impairment of property and equipment. However, all of the deficiencies have not been remediated as of the date of this filing. The material weaknesses will not be fully remediated until, in the opinion of our management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness. Other than as described in this Item 4, there have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Our dispute with Broadcast Music, Inc. relating to royalties is ongoing. No material developments in these proceedings occurred during the three and six months ended June 30, 2012. For more information on these proceedings, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the twelve month period ended December 31, 2011.

We are subject to pending litigation arising in the normal course of our business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on our financial statements.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (1)

3.2	Certificate of Ownership of Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.), dated July 9, 2002 (2)

3.3	Amended and Restated Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture governing LBI Media Holdings, Inc.’s 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (3)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Indenture, dated as of July 23, 2007, by and among LBI Media, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (4)

4.4	Form of 8.5% Senior Subordinated Note due 2019 (included as Exhibit A-1 to Exhibit 4.3)

4.5	Indenture, dated as of March 18, 2011, by and among LBI Media, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (5)

4.6	Form of 9.25% Senior Secured Note due 2019 (included as Exhibit A-1 to Exhibit 4.5)

10.1	Employment Agreement, dated as of July 1, 2012, by and between LBI Media Holdings, Inc. and Blima Tuller. (6)

10.2	Form of Indemnification Agreement. (7)

10.3	Form of Indemnification Agreement (Terence M. O’Toole). (7)

31.1	Certification of Chief Executive Office, President and Secretary pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the SEC on August 14, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007.
(2)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(3)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122), filed with the Securities and Exchange Commission on October 30, 2003, as amended.
(4)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-110122).
(5)	Incorporated by reference to LBI Media Holdings, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 (File No. 333-110122).
(6)	Incorporated by reference to LBI Media Holdings, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2012 (File No. 333-110122).
(7)	Incorporated by reference to LBI Media Holdings, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2012 (File No. 333-110122).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ Blima Tuller
Blima Tuller
Chief Financial Officer (principal financial officer and principal accounting officer)

Date: August 14, 2012