Form 10-Q
period 2012-09-30
LBI MEDIA HOLDINGS INC
filed 2012-11-14
CIK 1267023

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012, there were 100 shares of common stock, $0.01 par value per share, of LBI Media Holdings, Inc. issued and outstanding.

LBI MEDIA HOLDINGS, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$7,501	$1,162
Accounts receivable (less allowances for doubtful accounts of $3,843 as of September 30, 2012 and $3,576 as of December 31, 2011)	26,365	25,272
Current portion of television program costs, net	1,016	1,091
Amounts due from related parties	563	563
Current portion of employee advances	45	171
Prepaid expenses and other current assets	1,828	2,067
Assets held for sale	11,595	1,614

Total current assets	48,913	31,940
Property and equipment, net	72,205	89,209
Broadcast licenses, net	161,214	165,131
Deferred financing costs, net	10,356	11,528
Employee advances, excluding current portion	124	1,746
Television program costs, excluding current portion	13,433	14,572
Other assets	5,371	7,466

Total assets	$311,616	$321,592

Liabilities and stockholder’s deficiency
Current liabilities:
Accounts payable	$4,413	$3,359
Accrued liabilities	6,236	6,449
Accrued interest	14,902	13,381
Current portion of long-term debt	181	174

Total current liabilities	25,732	23,363
Long-term debt, excluding current portion	504,877	486,631
Deferred income taxes	26,782	26,181
Other liabilities	3,632	3,593

Total liabilities	561,023	539,768

Commitments and contingencies

Stockholder’s deficiency:
Common stock, $0.01 par value:
Authorized shares — 1,000
Issued and outstanding shares — 100	—	—
Additional paid-in capital	63,020	63,020
Notes receivable from related parties	(2,998)	(3,035)
Accumulated deficit	(309,429)	(278,161)

Total stockholder’s deficiency	(249,407)	(218,176)

Total liabilities and stockholder’s deficiency	$311,616	$321,592

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$32,076	$30,461	$91,712	$87,441
Operating expenses:
Program and technical, exclusive of depreciation and amortization shown below	12,501	9,902	36,827	29,303
Promotional, exclusive of depreciation and amortization shown below	768	903	1,967	2,180
Selling, general and administrative, exclusive of depreciation and amortization shown below	11,919	10,640	34,467	33,293
Depreciation and amortization	2,541	2,632	7,575	7,806
Loss (gain) on sale and disposal of property and equipment	9	923	(1,911)	1,518
Impairment of broadcast licenses and long-lived assets	4,517	880	4,517	880
Proceeds from insurance claim	—	(455)	—	(455)
Gain on legal settlement	—	—	—	(900)

Total operating expenses	32,255	25,425	83,442	73,625

Operating income (loss)	(179)	5,036	8,270	13,816
Interest expense, net of amounts capitalized	(12,000)	(12,119)	(35,788)	(34,490)
Interest rate swap income	—	799	—	2,335
Interest and other income	28	46	157	111
Exchange offering costs	(1,537)	—	(2,597)	—

Loss before provision for income taxes	(13,688)	(6,238)	(29,958)	(18,228)
Provision for income taxes	(201)	(480)	(1,310)	(1,475)

Net loss	$(13,889)	$(6,718)	$(31,268)	$(19,703)

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(31,268)	$(19,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,575	7,806
Impairment of broadcast licenses and long-lived assets	4,517	880
Loss (gain) on sale and disposal of property and equipment	(1,911)	1,518
Stock-based compensation	—	19
Write-off of deferred financing costs	—	968
Amortization of deferred financing costs	1,172	1,145
Amortization of discount on subordinated and senior secured notes	482	386
Amortization of television program costs	17,795	10,109
Interest rate swap income	—	(2,335)
Provision for doubtful accounts	850	1,583
Provision for employee advances	1,634	—
Changes in operating assets and liabilities:
Cash overdraft	—	(1,050)
Accounts receivable	(1,840)	(2,707)
Television program costs	(16,581)	(15,362)
Amounts due from related parties	(50)	(150)
Prepaid expenses and other current assets	15	(525)
Employee advances	114	(31)
Accounts payable	1,232	215
Accrued liabilities	(213)	(1,303)
Accrued interest	1,521	6,685
Deferred income taxes	1,215	1,319
Other assets and liabilities	190	483

Net cash used in operating activities	(13,551)	(10,050)

Investing activities
Purchases of property and equipment	(3,588)	(9,136)
Net proceeds from the sale of property and equipment	4,603	—
Acquisition of broadcast licenses	(600)	—
Notes receivable issued to related parties, net	(200)	(4)
Repayments on notes receivable	1,904	176

Net cash used in investing activities	2,119	(8,964)

Financing activities
Proceeds from bank borrowings	18,400	7,250
Proceeds from issuance of long-term debt	—	216,907
Payment of deferred financing costs	—	(8,998)
Payments on bank borrowings	(629)	(183,222)

Net cash provided by financing activities	17,771	31,937

Net increase in cash and cash equivalents	6,339	12,923
Cash and cash equivalents at beginning of period	1,162	294

Cash and cash equivalents at end of period	$7,501	$13,217

Supplemental disclosure of cash flow information:
Non-cash amounts included in accounts payable and accrued liabilities:
Purchases of property and equipment	$64	$(669)
Cash paid during the period for:
Interest	$32,563	$25,314
Income taxes	$62	$230

See accompanying notes.

LBI MEDIA HOLDINGS, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

LBI Media Holdings and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate television stations located in California, Texas, Arizona, Utah, New York, Colorado, Illinois, and Florida and radio stations in California and Texas. The Company operates its New York television station and three of its radio stations in its California and Texas markets under time brokerage agreements. The Company also owns television production facilities that are used to produce programming for Company-owned and affiliated television stations. The Company sells commercial airtime on its radio and television stations to local, regional and national advertisers.

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM, KEBN-FM and KRQB-FM radio stations serve the greater Los Angeles, California market (including Riverside/San Bernardino), its KQUE-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM and KNTE-FM radio stations serve the Houston, Texas market and its KNOR-FM, KZMP-AM, KTCY-FM, KZZA-FM, KZMP-FM and KBOC-FM radio stations serve the Dallas-Fort Worth, Texas market. On October 31, 2012, the Company entered into an asset purchase agreement with a buyer to sell KTCY-FM, including the FCC license, rights in the station’s call letters and certain other tangible personal property that are used or held for use solely for use in the operation of the station. See Note 14. “Subsequent Events.”

The Company’s television stations serve the following markets:

Station:	Market:
KRCA	Los Angeles, California
KSDX	San Diego, California
KVPA	Phoenix, Arizona
KETD	Denver, Colorado
KZJL	Houston, Texas
KMPX	Dallas-Fort Worth, Texas
KPNZ	Salt Lake City, Utah
WASA	New York, New York
WESV	Chicago, Illinois
WVFW	Miami, Florida

The Company’s two television studio facilities in Burbank, California, and one each in Houston, Texas, and Dallas, Texas, are owned and operated by LBI Media Holdings’ indirect, wholly owned subsidiaries.

In 2009, the Company began entering into affiliation agreements with certain television stations to broadcast its EstrellaTV network programming on their primary or digital multicast channels. Currently, this affiliate network consists of television stations in various states, and along with the Company’s owned and operated television stations, serves 40 designated market areas, including ten in California, nine in Texas, four in Florida, three in Arizona, two in Nevada and Oklahoma, and one each in Colorado, Georgia, Illinois, Nebraska, New Mexico, New York, North Carolina, Oregon, Utah, and Washington.

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

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as a result of uncertainties related to future sources and sufficiency of liquidity required by the Company to satisfy its outstanding debt and debt service obligations as described in this note under “Liquidity” below, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Liquidity

The Company’s primary sources of liquidity are cash from operations and available borrowings under the 2011 Revolver (as defined below). The Company dedicates a substantial portion of available cash to pay principal and interest on its outstanding debt because it is highly leveraged. As of September 30, 2012, the Company’s total indebtedness was approximately $505.1 million, of which approximately $0.1 million is due during the remainder of 2012 and approximately $42.0 million is due in 2013. LBI Media Holdings’ Senior Discount Notes mature on October 15, 2013 and currently have approximately $41.8 million outstanding, excluding the Senior Discount Notes held by the Company. Given the challenges in the current economic environment related to advertising revenue growth and the Company’s continued investment in television programming content, it has been experiencing high levels of cash used in operating activities.

In an attempt to reduce their outstanding debt and debt service obligations, LBI Media and LBI Media Holdings have commenced private exchange offers (the “Exchange Offers”) to exchange new notes to be issued by LBI Media and LBI Media Holdings for any and all of LBI Media’s 2007 Senior Subordinated Notes (as defined below) and LBI Media Holdings’ Senior Discount Notes (as defined below). Concurrently with the Exchange Offers, LBI Media began soliciting consents for amendments to its 2011 Revolver from lenders under the 2011 Revolver and for amendments to the indenture governing its 2011 Senior Secured Notes from holders of its 2011 Senior Secured Notes. See Note 13 “Exchange Offers and Consent Solicitations.” The Exchange Offers are conditioned on, among other things, obtaining the requisite consents to the proposed amendments to the Senior Secured Revolver and the indenture governing the 2011 Senior Secured Notes. The Company can provide no assurances that the Exchange Offers will be consummated or that the terms of the Exchange Offers will not change. If the Exchange Offers are not consummated, the Company will need to pursue one or more alternative strategies, such as refinancing or restructuring its indebtedness, selling additional debt or equity securities or selling assets, in order to pay the amounts due under LBI Media Holdings’ Senior Discount Notes when they mature in October 2013 and to meet its ongoing obligations. If LBI Media Holdings and its subsidiaries are unable to secure alternative sources of liquidity in sufficient amounts, LBI Media Holdings and its subsidiaries may not be able to satisfy their obligations when they become due which would have a material adverse effect on LBI Media Holdings’ and its subsidiaries’ overall business and financial condition. Because LBI Media has also pledged substantially all of its assets to its existing lenders and holders of LBI Media’s 2011 Senior Secured Notes (as defined below), the Company may not be able to refinance its existing debt or issue additional debt or equity securities on favorable terms, if at all, and if the Company must sell its assets, it may negatively affect its ability to generate net revenues.

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

For the nine months ended September 30, 2012 and 2011, each major category of assets measured at fair value on a non-recurring basis during the period is categorized as follows:

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
For the nine months ended September 30, 2012
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$23,041	$—	$—	$23,041	$(4,517)

Total	$23,041	$—	$—	$23,041	$(4,517)

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In thousands)
For the nine months ended September 30, 2011
Non-recurring assets subject to fair market measurement:
Broadcast licenses	$329	$—	$—	$329	$(880)

Total	$329	$—	$—	$329	$(880)

Pursuant to ASC 350-30 “General Intangibles Other Than Goodwill” (“ASC 350-30”) and ASC 360 “Property, Plant and Equipment”, and in connection with its annual impairment test performed as of September 30, 2012, the Company recorded impairment charges of $4.5 million for the three and nine months ended September 30, 2012, to write down the carrying value of several of its radio and low-powered television broadcast licenses to their estimated fair values. During the nine months ended September 30, 2011, the Company recorded impairment charges of $0.9 million for the three and nine months ended September 30, 2011, to write down the carrying value of one of its television broadcast licenses to its estimated fair value. The fair values were estimated utilizing Level 3 inputs. A description of the Level 3 inputs and the information used to develop the inputs is discussed below in Note 3.

The carrying fair value of the Company’s financial instruments included in current assets and current liabilities (such as cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, and other similar items) approximate fair value due to the short-term nature of such instruments.

•	The fair values of LBI Media’s senior subordinated notes and senior secured notes were determined using quoted market prices on September 30, 2012.

•

The fair values of LBI Media Holdings’ senior discount notes were determined using the quoted market prices of LBI Media’s senior subordinated notes on September 30, 2012, as the Company believes these are similar liabilities which are traded in active markets.

•

The Company’s other long-term debt has variable interest rates, or rates that the Company believes approximate current market rates, and accordingly, the fair value of those instruments approximates the carrying amounts.

	September 30, 2012		December 31, 2011
Description	Fair Value	Carrying Value	Fair Value	Carrying Value
2007 Senior Subordinated Notes due 2017	$55.9	$226.5	$125.8	$226.3
2011 Senior Secured Notes due 2019	206.8	217.3	195.8	217.1
Senior Discount Notes due 2013	10.2	41.8	37.2	41.8
2011 Revolver due 2016 and 2004 Empire Note due 2019	19.4	19.4	1.6	1.6

3.	Broadcast Licenses and Long-Lived Assets

Broadcast Licenses

The Company’s indefinite-lived assets consist of its Federal Communications Commission (“FCC”) broadcast licenses. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.5 million at September 30, 2012 and December 31, 2011.

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

During the three months ended September 30, 2012, the Company completed its annual impairment review and concluded that several of its radio and low-powered television broadcast licenses were impaired. As such, the Company recorded a non-cash impairment loss of approximately $4.5 million to reduce the net book value of these broadcast licenses to their estimated fair market values. During the three months ended September 30, 2011, the Company recorded a non-cash impairment loss of approximately $0.9 million resulting from its 2011 annual impairment review. The impairment charges resulted from market changes in estimates and assumptions that were attributable to lower advertising revenue growth projections for the general broadcasting industry and a decline in cash flow multiples for recent station sales.

Below are key assumptions used in the income approach model for estimating asset fair values for the impairment testing performed as of September 30, 2012 and 2011. Ranges are included because the Company evaluates each station on an individual basis (or cluster basis for simulcast stations) for impairment and the ranges reflect the range of assumptions for the stations included in the categories below.

Radio Broadcasting Licenses	September 30, 2012	September 30, 2011
Discount Rate	12.5%	12.6%
First-year Market Growth Rate Range	2.5% - 5.0%	2.9% - 5.0%
Out-year Market Growth Rate Range	2.8% - 3.8%	3.0% - 3.8%
Market Share Range (1)	0.2% - 9.8%	0.1% - 10.6%
Operating Profit Margin Range (1)	(72.2)% - 31.8%	(40.8)% - 32.5%

Television Broadcasting Licenses	September 30, 2012	September 30, 2011
Discount Rate	12.1%	12.5%
First-year Market Growth Rate Range	2.6% - 3.3%	0.7% - 2.1%
Out-year Market Growth Rate Range	1.5% - 2.6%	1.7% - 2.8%
Market Share Range (1)	0.4% - 0.7%	0.5% - 2.3%
Operating Profit Margin Range (1)	(57.7)% - 27.9%	(15.0)% - 30.0%

(1)	Excludes first year of operations.

Long-Lived Assets

In connection with ASC 360 “Property, Plant, and Equipment”, the carrying value of property and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television asset groups for indicators of impairment. No impairment charges were deemed necessary during the three and nine months ended September 30, 2012 and 2011.

Assets Held For Sale

Texas Real Property. As of September 30, 2012, the Company had engaged a real estate agent to sell certain of its real property located in Matagorda County, Jackson County and Brazoria County, Texas. In October, 2012, the Company completed the sale of its real property in Jackson County, Texas. The total purchase price was $0.1 million, which approximates the carrying value of related long lived assets as of September 30, 2012. The Company has not entered into any purchase and sale agreement with a buyer for its other real property in Matagorda County and Brazoria County, Texas. As a result, it cannot predict the amount it will actually receive for such properties and when a sale will be consummated. The carrying value of these related long lived assets, including a building and land, was $0.2 million as of September 30, 2012.

Los Angeles Real Property. As of September 30, 2012, the Company had engaged a real estate agent to sell certain of its real property located in Los Angeles, CA. The real property consists of land. In October, 2012, the Company entered into an asset purchase and sale agreement with a buyer for a purchase price of $13.6 million. Consummation of the sale is currently subject to customary closing conditions. The Company expects to close this sale in the second quarter of 2013. The carrying value of these related long lived assets was $11.4 million as of September 30, 2012.

4.	Television Program Costs

Costs incurred for the production of the Company’s original television programs are expensed based on the ratio of the current period’s gross revenues to estimated remaining total gross revenues from all sources (“Ultimate Revenues”) on an individual program basis. Costs of television productions are subject to regular recovery assessments, which compare the estimated fair values with the unamortized costs. The amount by which the unamortized costs of television productions exceed their estimated fair values is written off. U.S. GAAP sets forth the requirements that must be met before capitalization of program costs is appropriate, including the ability to reasonably estimate Ultimate Revenues generated from television programming and the period in which those revenues would be realized. The Company has determined, based on an evaluation of historical programming data, that certain of its television programs have demonstrated the ability to generate gross revenues beyond the initial airing, and accordingly, capitalizes television production costs for certain of its programs, and amortizes those costs to operating expense based on the ratio of the current period’s gross revenues to Ultimate Revenues as described above. Costs related to the production of all other television programs for which the Company does not believe have a useful life beyond the initial airing or does not have revenue directly attributed to production are expensed as incurred. For episodic television series, costs are expensed for each episode as it recognizes the related revenue for the episode. Approximately $12.8 million and $13.7 million of original television programming costs were capitalized as of September 30, 2012 and December 31, 2011, respectively.

Television program rights acquired by the Company from third-party vendors are stated at the lower of unamortized cost or estimated net realizable value. These program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the next year and program rights payable within one year are classified as current assets and current liabilities, respectively. Approximately $1.6 million and $2.0 million of acquired program costs were capitalized as of September 30, 2012 and December 31, 2011, respectively.

The following table sets forth the components of the Company’s unamortized programming costs that the Company intends to amortize as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
Original television program costs — released	$12,830	$13,695
Original television program costs — in production	—	—
Acquired television programming rights	1,619	1,968

	$14,449	$15,663

Based on current estimates, the Company expects to amortize approximately 27% of its net original programming costs in the remainder of 2012 and approximately 92% by the end of 2014. The acquired programming rights will be amortized through 2016.

5.	Long-Term Debt

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
2007 Senior Subordinated Notes due 2017	$226,534	$226,266
2011 Senior Secured Notes due 2019	217,331	217,117
2011 Revolver due 2016	17,900	—
Senior Discount Notes due 2013	41,833	41,833
2004 Empire Note due 2019	1,460	1,589

	505,058	486,805
Less current portion	(181)	(174)

	$504,877	$486,631

LBI Media and LBI Media Holdings have commenced Exchange Offers to exchange new notes to be issued by LBI Media and LBI Media Holdings for any and all of the 2007 Senior Subordinated Notes and the Senior Discount Notes. Concurrently with the Exchange Offers, LBI Media began soliciting consents for amendments to its 2011 Revolver from lenders under the 2011 Revolver and for amendments to the indenture governing its 2011 Senior Secured Notes from holders of its 2011 Senior Secured Notes. The Exchange Offers are conditioned on, among other things, obtaining the requisite consents to the proposed amendments to the Senior Secured Revolver and the indenture governing the 2011 Senior Secured Notes The Company can provide no assurances that the Exchange Offers will be consummated or that the terms of the Exchange Offers will not change. See Note 13. “Exchange Offers and Consent Solicitations” for additional information.

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

The 2011 Revolver is guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Borrowings under the 2011 Revolver are secured by substantially all of the tangible and intangible assets of LBI Media and its existing and future wholly owned domestic subsidiaries (other than the assets of LBI Media’s subsidiary Empire Burbank Studios, LLC (“Empire”)), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. The 2011 Revolver also contains customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the 2011 Revolver. Under the 2011 Revolver, LBI Media must also maintain its material FCC licenses and maintain an amount of revolver facility indebtedness (which, as defined in the credit agreement, includes only amounts outstanding under the 2011 Revolver and does not include LBI Media’s 2011 Senior Secured Notes and the 2004 Empire Note) that would not result in a ratio of revolver facility debt to EBITDA (as defined in the credit agreement) of more than 3.5 to 1.0. As of September 30, 2012, LBI Media was in compliance with all such covenants. If the Exchange Offers are consummated, certain covenants of the 2011 Revolver will be amended. See Note 13. “Exchange Offers and Consent Solicitations” for additional information.

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

As of September 30, 2012, $17.9 million was outstanding under the 2011 Revolver. Since September 30, 2012, LBI Media has borrowed, net of repayments, an additional $8.8 million under its 2011 Revolver.

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

The 2011 Senior Secured Notes bear interest at a rate of 9 1/4% per annum. However, if the Exchange Offers are consummated, the interest rate for the 2011 Senior Secured Notes will change to 10% or 10 1/4% depending on the amount of 2007 Senior Subordinated Notes validly tendered and accepted in the Exchange Offers. See Note 13. “Exchange Offers and Consent Solicitations” for additional information. Interest payments are made on a semi-annual basis each April 15 and October 15, and payments commenced on October 15, 2011. The 2011 Senior Secured Notes will mature in April 2019. LBI Media may redeem the 2011 Senior Secured Notes at any time on or after April 15, 2015 at redemption prices on redemption dates specified in the indenture governing the notes, plus accrued and unpaid interest. At any time prior to April 15, 2015, LBI Media may redeem some or all of its 2011 Senior Secured Notes at a redemption price equal to 100% of the principal amount of the 2011 Senior Secured Notes plus a “make-whole” amount specified in the indenture. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the 2011 Senior Secured Notes with the net proceeds from certain equity offerings completed prior to April 15, 2015 at a redemption price of 109.25% of the principal amount of the 2011 Senior Secured Notes, plus accrued and unpaid interest, if any; provided that at least 65% of the aggregate principal amount of all 2011 Senior Secured Notes remain outstanding immediately after such redemption, subject to certain exceptions, and that such redemption occurs within 90 days of the date of closing of any such equity offering.

In addition, upon a change of control, as defined in the indenture governing the 2011 Senior Secured Notes, LBI Media must make an offer to repurchase all of the outstanding 2011 Senior Secured Notes, at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest.

The indenture governing the 2011 Senior Secured Notes contains customary covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make investments and other restricted payments; (iv) incur liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets; (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are allowed to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. LBI Media may also incur certain additional senior secured debt so long as after giving effect to the granting of such additional senior secured debt, LBI Media’s consolidated secured leverage ratio (as defined in the indenture) does not exceed (i) 4.0 to 1.0 (excluding certain subordinated and junior secured indebtedness) in the case of certain senior secured debt or other indebtedness of LBI Media or any of its subsidiaries (except Empire) that are pari passu with the 2011 Senior Secured Notes and other senior secured debt or (ii) 5.0 to 1.0 in the case of secured indebtedness that is subordinated or junior to the 2011 Senior Secured Notes and other senior secured debt. As of September 30, 2012, LBI Media was in compliance with all such covenants. If the Exchange Offers are consummated, certain covenants of the 2011 Senior Secured Notes will be amended. See Note 13. “Exchange Offers and Consent Solicitations” for additional information.

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

The indenture governing the 2007 Senior Subordinated Notes contains restrictive covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock, (iii) make investments and other restricted payments, (iv) incur certain liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets, (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. The indenture governing the 2007 Senior Subordinated Notes prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of LBI Media Holdings’ Senior Discount Notes (defined below) earlier than one year prior to the stated maturity of the Senior Discount Notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing the 2007 Senior Subordinated Notes. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of September 30, 2012, LBI Media was in compliance with all such covenants. If the Exchange Offers are consummated, certain covenants in the indenture governing the remaining 2007 Senior Subordinated Notes may be amended. See Note 13. “Exchange Offers and Consent Solicitations” for additional information.

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

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media Holdings and its restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of September 30, 2012, LBI Media Holdings was in compliance with all such covenants. If the Exchange Offers are consummated, certain covenants in the indenture governing the remaining Senior Discount Notes may be amended. See Note 13. “Exchange Offers and Consent Solicitations” for additional information. The Senior Discount Notes are structurally subordinated to the 2011 Revolver, the 2011 Senior Secured Notes and the 2007 Senior Subordinated Notes.

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

Scheduled Debt Repayments

As of September 30, 2012, the Company’s long-term debt had scheduled principal repayments for each of the next five fiscal years (and thereafter) as follows:

(in thousands)
Remainder of 2012	$44
2013	42,016
2014	194
2015	205
2016	18,116
Thereafter	444,483

$505,058

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

The following table presents the effect of the interest rate swap agreement on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in millions):

Derivatives Not Designated As Hedging Instruments	Location of Gain	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Interest rate swap agreement	Interest rate swap income	$—	$0.8	$—	$2.3

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

WVFW-LD. In September 2012, two of LBI Media Holdings’ indirect, wholly owned subsidiaries, KRCA Television LLC (“KRCA TV”) and KRCA License LLC (“KRCA License”), as buyers, consummated the acquisition of selected assets of low-power television station WVFW, licensed to Miami, Florida, from Claro Communications, LTD., pursuant to an asset purchase agreement entered into by the parties in July 2011. The total purchase price of approximately $0.6 million was paid primarily through borrowings under LBI Media’s revolving credit facility. The selected assets primarily included licenses and permits authorized by the FCC for or in connection with the operation of the station and thus the entire purchase price was allocated to broadcast licenses.

7.	Commitments and Contingencies

Ratings Services

In September 2009, the Company entered into a four-year contract with Nielsen Media Research (“Nielsen”), to provide television programming ratings services for the Company’s EstrellaTV network. In February 2011, the Company entered into an agreement with Nielsen to amend certain payment provisions in the contract. As a result, the aggregate payments remaining under the agreement, as of September 30, 2012, were approximately $5.6 million and will be paid through August 2013.

Affiliation Agreements

In September 2009, the Company entered into a network affiliation agreement with a television station whereby the Company is obligated to make cash payments to the affiliate station upon the occurrence of certain events, as outlined below:

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

The Company terminated this agreement during the quarter ended June 30, 2012. Based on the affiliate station’s pro-rata calendar year 2012 operating performance, as of September 30, 2012, the Company paid approximately $0.1 million with respect to the guarantee outlined in (1) above. However, no reserve has been recorded related to the potential cash obligation specified in (2) above, based on the affiliate station’s expected ratings position for 2012.

Insurance Claim Proceeds

In September 2008, several of the Company’s radio and television station facilities in Texas sustained substantial damage as a result of Hurricane Ike. During the three months ended September 30, 2011, the Company received $0.5 million in proceeds from its insurance company related to these losses.

Litigation

In 2008, the Company began negotiations with Broadcast Music, Inc. (“BMI”) relating to disputes over royalties owed to BMI. In October 2009, the Company settled all royalty disputes relating to its television stations as well as royalties owed for periods prior to December 31, 2006 for the Company’s radio stations. In June 2011, the Company settled royalty disputes relating to its radio stations for periods subsequent to January 1, 2010. The remaining outstanding dispute relates to the Company’s radio stations for the period commencing January 1, 2007, through December 31, 2009 (the “post-court period”) for which the Company has filed an application for a reasonable license under BMI’s antitrust consent decree. As of September 30, 2012, the Company had reserved approximately $0.8 million relating to the BMI dispute. Such reserve is included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company believes this reserve, all of which relates to the post-court period, is adequate as of September 30, 2012.

In March 2011, the Company settled a legal dispute related to the termination of certain of the Company’s operating leases, and recorded a charge of $0.7 million relating to the settlement (including legal and professional fees). Such amount is included in selling, general, and administrative in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011.

In June 2011, the Company settled a legal dispute related to a tortious interference claim, and recorded a $0.9 million gain related to the settlement. Of this amount, approximately $0.6 million was received in cash and the remaining $0.3 million represents the fair value of radio advertising credits which can be used by the Company over a 24-month period. Such gain is included in gain on legal settlement in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011.

The Company is also subject to other pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a material effect on the Company’s financial statements.

8.	Related Party Transactions

The Company had approximately $3.6 million due from stockholders of the Parent and from affiliated companies at September 30, 2012 and December 31, 2011. These amounts include a $1.9 million loan the Company made to one of the stockholders of the Parent in July 2002. The loans due from the stockholders of the Parent bear interest at the applicable federal rate and currently mature through December 2012. Given the Company’s intention to extend the maturity dates of the loans due from the stockholders of the Parent, such balances totaling $3.0 million have been classified in stockholders deficiency as of September 30, 2012 and December 31, 2011. The following table sets forth the components of the Company’s related party receivable balances as of September 30, 2012 and December 31, 2011:

Party	Annual Interest Rate	Maturity Date	Original Loan Amounts	Loan and Accrued Interest Balance at
				September 30, 2012	December 31, 2011
				(in thousands)
Stockholder of Parent	0.69% - 0.82%	July to December 2012	$222	$273	$271
Stockholder of Parent	0.82%	July 2012	1,917	2,374	2,362
Stockholder of Parent	0.69% - 0.75%	July to December 2012	275	351	402
Affiliated companies	various	various	various	577	563

				$3,575	$3,598

The Company also had approximately $690,000 due from one of its executive officers and directors at September 30, 2012 and December 31, 2011, which is included in employee advances in the accompanying condensed consolidated balance sheets. The Company is in the process of extending the due dates of these notes and has recorded a charge of $690,000 related to the anticipated modification of these notes as of September 30, 2012. The Company made these loans in various transactions in 1998, 2002 and 2006. Except for an advance of $30,000, which does not bear interest and does not have a maturity date, the remaining loans bear interest at 8.0% and mature through December 2012.

In December 2008, stockholders of the Parent and one of the Company’s former executive officers purchased approximately $1.9 million aggregate principal amount of the Senior Discount Notes in open market transactions. In July 2009, stockholders of the Parent purchased approximately $0.8 million aggregate principal amount of the 2007 Senior Subordinated Notes in open market transactions. LBI Media paid an aggregate of $34,000 of interest to these noteholders in each of the nine months ended September 30, 2012 and 2011.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (“LDL”), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations. The Company had approximately $0.1 million due from LDL as of September 30, 2012 and December 31, 2011, which is included in amounts due from related parties in the accompanying condensed consolidated balance sheets. Such advances are payable upon demand.

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

As of September 30, 2012, no options are outstanding. The Company has only granted options to one of the Company’s former executive officers, which was made in December 2008, pursuant to such former employee’s employment agreement. However, in accordance with the terms of the Plan, these options expired in April 2012 as a result of the employee’s resignation. No new options were granted during the nine months ended September 30, 2012 or 2011.

Since 2008, the Parent has entered into certain employment agreements whereby it has agreed to grant an aggregate of 10.3436 shares of the Parent’s Class A common stock to certain employees and two executive officers. None of these options have been granted as of September 30, 2012. The options, when granted by the Board of Directors, will have contractual terms of ten years from the date of the grant and vest pursuant to the terms agreed upon in the respective employment agreements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net revenues:
Radio operations	$15,493	$15,051	$40,947	$41,553
Television operations	16,583	15,410	50,765	45,888

Consolidated net revenues	$32,076	$30,461	$91,712	$87,441

Operating expenses, excluding gain on legal settlement, proceeds from insurance claim, stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:

Radio operations	$8,343	$8,230	$22,688	$25,366
Television operations	16,845	13,209	50,573	39,391

Consolidated operating expenses, excluding gain on legal settlement, proceeds from insurance claim, stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:	$25,188	$21,439	$73,261	$64,757

Gain on legal settlement:
Radio operations	$—	$—	$—	$(900)
Television operations	—	—	—	—

Total gain on legal settlement	$—	$—	$—	$(900)
Proceeds from insurance claim:
Radio operations	$—	$(262)	$—	$(262)
Television operations	—	(193)	—	(193)

Total proceeds from insurance claim	$—	$(455)	$—	$(455)

Operating income before stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets:

Radio operations	$7,150	$7,083	$18,259	$17,349
Television operations	(262)	2,394	192	6,690

Consolidated operating income before stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets	$6,888	$9,477	$18,451	$24,039

Stock-based compensation expense:
Corporate	$—	$6	$—	$19

Consolidated stock-based compensation expense	$—	$6	$—	$19

Depreciation and amortization expense:
Radio operations	$1,265	$1,422	$3,819	$4,152
Television operations	1,276	1,210	3,756	3,654

Consolidated depreciation and amortization expense	$2,541	$2,632	$7,575	$7,806

Loss (gain) on sale and disposal of property and equipment:
Radio operations	$—	$186	$(1,751)	$222
Television operations	9	737	(160)	1,296

Consolidated loss (gain) on sale and disposal of property and equipment	$9	$923	$(1,911)	$1,518

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Impairment of broadcast licenses and long-lived assets:
Radio operations	$2,778	$—	$2,778	$—
Television operations	1,739	880	1,739	880

Consolidated impairment of broadcast licenses and long-lived assets	$4,517	$880	$4,517	$880

Operating income (loss):
Radio operations	$3,107	$5,475	$13,413	$12,975
Television operations	(3,286)	(433)	(5,143)	860
Corporate	—	(6)	—	(19)

Consolidated operating income (loss)	$(179)	$5,036	$8,270	$13,816

Reconciliation of operating income before stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets, interest expense, net of amounts capitalized, interest rate swap income and interest and other income to loss before provision for income taxes:

Operating income before stock-based compensation expense, depreciation and amortization, loss (gain) on sale and disposal of property and equipment and impairment of broadcast licenses and long-lived assets	$6,888	$9,477	$18,451	$24,039
Stock-based compensation expense	—	(6)	—	(19)
Depreciation and amortization	(2,541)	(2,632)	(7,575)	(7,806)
(Loss) gain on sale and disposal of property and equipment	(9)	(923)	1,911	(1,518)
Impairment of broadcast licenses and long-lived assets	(4,517)	(880)	(4,517)	(880)
Interest expense, net of amounts capitalized	(12,000)	(12,119)	(35,788)	(34,490)
Interest rate swap income	—	799	—	2,335
Interest and other income	28	46	157	111
Exchange offering costs	(1,537)	—	(2,597)	—

Loss before provision for income taxes	$(13,688)	$(6,238)	(29,958)	(18,228)

11.	Income Taxes

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

There was no activity in the Company’s unrecognized tax benefits (“UTB”) during the three and nine months ended September 30, 2012 and 2011. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is no longer subject to federal or state income tax examinations for years prior to 2008 and 2007, respectively. The Company believes that it has appropriate support for the income tax positions taken and presently expected to be taken on its tax returns.

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

Condensed Balance Sheet Information:

(in thousands)

	As of
	September 30, 2012	December 31, 2011
Assets
Deferred financing costs, net	$123	$215
Amounts due from subsidiary	5,675	4,211
Other assets	25	25

Total assets	$5,823	$4,451

Liabilities and stockholder’s deficiency
Accrued interest	$2,122	$971
Interest due to subsidiary	2,596	1,894
Long term debt	41,833	41,833
Loans payable to subsidiary	36,244	32,481
Losses in excess of investment in subsidiary	169,437	142,413

Total liabilities	252,232	219,592
Stockholder’s deficiency:
Common stock	—	—
Additional paid-in capital	63,020	63,020
Accumulated deficit	(309,429)	(278,161)

Total stockholder’s deficiency	(246,409)	(215,141)

Total liabilities and stockholder’s deficiency	$5,823	$4,451

Condensed Statement of Operations Information:

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income:
Equity in losses of subsidiary	$(12,465)	$(5,336)	$(27,024)	$(15,582)
Expenses:
Interest expense	(1,424)	(1,382)	(4,244)	(4,121)

Net loss	$(13,889)	$(6,718)	$(31,268)	$(19,703)

Condensed Statement of Cash Flows Information:

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows used in operating activities:
Net loss	$(31,268)	$(19,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in losses of subsidiary	27,024	15,582
Amortization of deferred financing costs	92	95
Other assets and liabilities, net	1,853	1,727

Net cash used in operating activities	(2,299)	(2,299)
Cash flows provided by financing activities:
Amounts due from subsidiary	$(1,464)	(1,464)
Loans from subsidiary	3,763	3,763

Net cash provided by financing activities	2,299	2,299
Net change in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

13.	Exchange Offers and Consent Solicitation

On July 17, 2012, LBI Media commenced the Exchange Offers and consent solicitations. The terms of the Exchange Offers and consent solicitations have been subsequently amended. The current terms of the Exchange Offers involve LBI Media and LBI Media Holdings’ offers to exchange (i) 11% Second Priority Secured Springing Subordinated Notes due 2020 of LBI Media (the “Second Priority Secured Springing Subordinated Notes”) for up to 100% of outstanding 2007 Senior Subordinated Notes and (ii) either Second Priority Secured Springing Subordinated Notes or 11% Senior Notes due 2017 of LBI Media Holdings (the “Holdings Notes”) for up to 100% of the Senior Discount Notes. In connection with the Exchange Offers, LBI Media and LBI Media Holdings are also soliciting consents to certain amendments to the indentures governing the 2007 Senior Subordinated Notes and the Senior Discount Notes. LBI Media is also soliciting consents from holders of its 2011 Senior Secured Notes to certain amendments to the indenture governing the 2011 Senior Secured Notes (the “Consent Solicitation”). The Exchange Offers are subject to, and conditioned upon, among other things, obtaining the requisite consents to the proposed amendments pursuant to the Consent Solicitation and the consent of the lenders of a majority of the loans, commitments and letters of credit exposure under the 2011 Revolver to certain amendments to the 2011 Revolver. LBI Media and LBI Media Holdings has the right to terminate or withdraw any of the Exchange Offers and the Consent Solicitation, including if any of the conditions described in the offering memorandum relating to the Exchange Offers are not satisfied. The Exchange Offers will expire on November 20, 2012, unless it is extended or earlier terminated by LBI Media or LBI Media Holdings. No assurance can be given that LBI Media and LBI Media Holdings will complete the Exchange Offers or that the terms of the Exchange Offers will not change.

14.	Subsequent Events

KTCY -FM. On October 31, 2012, the Company entered into an asset purchase agreement with a buyer to sell KTCY-FM, including the FCC License, rights in the station’s call letters and certain other tangible personal property that are used or held for use solely in the operation of the station, for a purchase price of $6.0 million. Consummation of the sale is currently subject to customary closing conditions and the Company expects to close this sale in the first quarter of 2013. Management of the Company does not believe the conditions requiring the assets to be classified as assets held for sale under Accounting Standards Codification Topic 360 “Property, Plant and Equipment (“ASC 360”) were met as of September 30, 2012. The carrying value of these related long lived assets was $6.3 million as of September 30, 2012.

Since September 30, 2012, LBI Media has borrowed, net of repayments, an additional $8.8 million under its 2011 Revolver.

As LBI Media Holdings previously reported on its Current Report on Form 8-K filed on October 18, 2012, it had not made the interest payment of $3.8 million on its Senior Discount Notes which was due on October 15, 2012, and as a result was out of compliance with certain of its debt covenants, however, the Company cured such non-compliance within the thirty-day grace period provided by the indenture governing the Senior Discount Notes. On November 13, 2012, LBI Media Holdings made the interest payment on the Senior Discount Notes prior to the end of the grace period.

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

Overview

We own and operate radio and television stations in Los Angeles (including Riverside and San Bernardino counties), California, Houston, Texas and Dallas, Texas and television stations in San Diego, California, Salt Lake City, Utah, Phoenix, Arizona, New York, New York, Denver, Colorado, Chicago, Illinois and Miami, Florida. Our radio stations consist of five FM and two AM stations serving Los Angeles, California and its surrounding areas, four FM and two AM stations serving Houston, Texas and its surrounding areas, and five FM stations and one AM station serving Dallas-Fort Worth, Texas and its surrounding areas. Our ten television stations consist of five full-power stations serving Los Angeles, California, Houston, Texas, Dallas-Fort Worth, Texas, Salt Lake City, Utah and Denver, Colorado. We also own five low-power television stations serving the San Diego, California, Phoenix, Arizona, New York, New York, Chicago, Illinois and Miami, Florida markets.

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

We are also affiliated with television stations in various states which, along with our owned and operated stations, serve 40 designated market areas, or DMAs, including ten in California, nine in Texas, four in Florida, three in Arizona, two in Nevada and Oklahoma, and one each in Colorado, Georgia, Illinois, Nebraska, New Mexico, New York, North Carolina, Oregon, Utah, and Washington. We distribute our EstrellaTV programming to these stations and we share in the available advertising time to be sold on the affiliate stations while our EstrellaTV programming is broadcasting. Our EstrellaTV network broadcasts in the above 40 DMAs, which in the aggregate comprise approximately 78% of U.S. Hispanic television households. In addition to the advertising time we retain, we also sell national air time for the affiliate stations through our wholly owned national sales organization, Spanish Media Rep Team, and earn a commission based on those sales. In addition, we syndicate and air on our owned and operated radio stations our popular radio morning show, El Show de Don Cheto, in 20 markets.

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

Because we are highly leveraged, we need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. Based on our interest rates as of September 30, 2012 and assuming no additional borrowings or principal payments on LBI Media’s senior secured revolving credit facility, or the 2011 Revolver, until its maturity in March 2016, we will have debt service obligations (principal and interest) of approximately $12.8 million for the remainder of 2012 and $87.4 million in 2013, which includes the repayment of $41.8 million principal amount outstanding (excluding amounts held by us) on our senior discount notes maturing in October 2013, or the Senior Discount Notes. Our cash flow used by operating activities for the year ended December 31, 2011 was $21.3 million. Our Adjusted EBITDA and net loss for the year ended December 31, 2011 were $27.7 million and $33.0 million, respectively. We expect to borrow additional amounts under LBI Media’s 2011 Revolver in the near future to meet some of our ongoing debt and other obligations. Our financial performance and cash generated from operations will need to increase significantly to meet our cash needs or we will need to seek alternative sources of liquidity, including asset sales or additional debt or equity financing to meet our debt obligations such as the Exchange Offers (as defined below) described in the next paragraph. If we are unable to secure alternative sources of liquidity in sufficient amounts, we may not be able to satisfy our obligations when they become due which would have a material adverse effect on our overall business and financial condition.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, as a result of uncertainties related to future sources and sufficiency of liquidity required by the Company to satisfy its outstanding debt and debt service obligations as described above, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

Exchange Offers and Consent Solicitations

In an attempt to reduce our outstanding debt and service obligations, on July 17, 2012, LBI Media and LBI Media Holdings commenced private exchange offers, or the Exchange Offers, to exchange new notes to be issued by LBI Media and LBI Media Holdings for any and all of LBI Media’s 8  1/2% senior subordinated notes due 2017, or the 2007 Senior Subordinated Notes, and LBI Media Holdings’ Senior Discount Notes and solicit consents from holders of LBI Media’s 9  1/4% senior secured notes due 2019, or the 2011 Senior Secured Notes, to certain amendments to the indenture governing the 2011 Senior Secured Notes, or the Consent Solicitations. The terms of the Exchange Offers and Consent Solicitations have been subsequently amended. The current terms of the Exchange Offers involve LBI Media and LBI Media Holdings’ offers to exchange (i) 11% Second Priority Secured Springing Subordinated Notes due 2020 of LBI Media, or the Second Priority Secured Springing Subordinated Notes, for up to 100% of outstanding 2007 Senior Subordinated Notes and (ii) either Second Priority Secured Springing Subordinated Notes or 11% Senior Notes due 2017 of LBI Media Holdings, or the Holdings Notes for up to 100% of the Senior Discount Notes. In connection with the Exchange Offers, LBI Media and LBI Media Holdings are also soliciting consents to certain amendments to the indentures governing the 2007 Senior Subordinated Notes and the Senior Discount Notes. The Exchange Offers are subject to, and conditioned upon, among other things, obtaining the requisite consents to the proposed amendments pursuant to the Consent Solicitation and the consent of the lenders of a majority of the loans, commitments and letters of credit exposure under the 2011 Revolver to certain amendments to the 2011 Revolver. LBI Media and LBI Media Holdings has the right to terminate or withdraw any of the Exchange Offers and the Consent Solicitation, including if any of the conditions described in the offering memorandum relating to the Exchange Offers are not satisfied. The Exchange Offers will expire on November 20, 2012, unless it is extended or earlier terminated by LBI Media or LBI Media Holdings. No assurance can be given that we will complete the Exchange Offers or that the terms of the Exchange Offers will not change.

Recent Developments

As LBI Media Holdings previously reported on its Current Report on Form 8-K filed on October 18, 2012, it had not made the interest payment of $3.8 million on its Senior Discount Notes which was due on October 15, 2012, and as a result was out of compliance with certain of its debt covenants, however, the Company cured such non-compliance within the thirty-day grace period provided by the indenture governing the Senior Discount Notes. On November 13, 2012, LBI Media Holdings made the interest payment on the Senior Discount Notes prior to the end of the grace period.

Recent Acquisitions

WVFW-LD. In September 2012, two of our indirect, wholly owned subsidiaries, KRCA Television LLC and KRCA License LLC, as buyers, consummated the acquisition of selected assets of low-power television station WVFW, licensed to Miami, Florida, from Claro Communications, LTD., pursuant to an asset purchase agreement entered into by the parties in July 2011. The total purchase price of approximately $0.6 million was paid primarily through borrowings under LBI Media’s 2011 Revolver. The selected assets primarily included licenses and permits authorized by the FCC for or in connection with the operation of the station and thus the entire purchase price was allocated to broadcast licenses.

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

Results of Operations

Separate financial data for each of our reportable segments is provided below. We evaluate the performance of our reportable segments based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net revenues:
Radio	$15,493	$15,051	$40,947	$41,553
Television	16,583	15,410	50,765	45,888

Total	$32,076	$30,461	$91,712	$87,441

Total operating expenses before gain on legal settlement, proceeds from insurance claim, stock-based compensation expense, impairment of broadcast licenses and long-lived assets, loss (gain) on sale and disposal of property and equipment and depreciation and amortization:

Radio	$8,343	$8,230	$22,688	$25,366
Television	16,845	13,209	50,573	39,391

Total	$25,188	$21,439	$73,261	$64,757

Gain on legal settlement:
Radio	$—	$—	$—	$(900)
Television	—	—	—	—

Total	$—	$—	$—	$(900)

Proceeds from insurance claim:
Radio	$—	$(262)	$—	$(262)
Television	—	(193)	—	(193)

Total	$—	$(455)	$—	$(455)

Stock-based compensation expense:
Corporate	$—	$6	$—	$19

Total	$—	$6	$—	$19

Impairment of broadcast licenses and long-lived assets:
Radio	$2,778	$—	$2,778	$—
Television	1,739	880	1,739	880

Total	$4,517	$880	$4,517	$880

Loss (gain) on sale and disposal of property and equipment:
Radio	$—	$186	$(1,751)	$222
Television	9	737	(160)	1,296

Total	$9	$923	$(1,911)	$1,518

Depreciation and amortization:
Radio	$1,265	$1,422	$3,819	$4,152
Television	1,276	1,210	3,756	3,654

Total	$2,541	$2,632	$7,575	$7,806

Total operating expenses:
Radio	$12,386	$9,576	$27,534	$28,578
Television	19,869	15,843	55,908	45,028
Corporate	—	6	—	19

Total	$32,255	$25,425	$83,442	$73,625

Operating income (loss):
Radio	$3,107	$5,475	$13,413	$12,975
Television	(3,286)	(433)	(5,143)	860

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Corporate	—	(6)	—	(19)

Total	$(179)	$5,036	$8,270	$13,816

Adjusted EBITDA (1):
Radio	$7,150	$7,083	$18,259	$17,350
Television	(262)	2,394	192	6,689

Total	$6,888	$9,477	$18,451	$24,039

(1)	We define Adjusted EBITDA as net income or loss plus provision for income taxes, interest expense and other income, net, interest rate swap income, depreciation and amortization, impairment of broadcast licenses and long-lived assets, loss or gain on disposal of property and equipment, exchange offering costs and stock-based compensation expense. Management considers this measure an important indicator of our financial performance relating to our operations because it eliminates the effects of certain non-cash items and our capital structure. In addition, it provides useful information to investors regarding our financial condition, results of operations and our historical ability to service debt. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), such as cash flows from operating activities, operating income or loss and net income or loss. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures. We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

The table set forth below reconciles net loss, calculated and presented in accordance with GAAP, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net loss	$(13,889)	$(6,718)	$(31,268)	$(19,703)
Add:
Provision for income taxes	201	480	1,310	1,475
Interest expense and other income, net	11,972	12,073	35,631	34,379
Interest rate swap income	—	(799)	—	(2,335)
Depreciation and amortization	2,541	2,632	7,575	7,806
Impairment of broadcast licenses and long-lived assets	4,517	880	4,517	880
Loss (gain) on sale and disposal of property and equipment	9	923	(1,911)	1,518
Exchange offering costs	1,537	—	2,597	—
Stock-based compensation expense	—	6	—	19

Adjusted EBITDA	$6,888	$9,477	$18,451	$24,039

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Revenues. Net revenues increased by $1.6 million, or 5.3%, to $32.1 million for the three months ended September 30, 2012, from $30.5 million for the same period in 2011. This change was primarily attributable to increased advertising revenue from both our radio and television segments.

Net revenues for our radio segment increased by $0.4 million, or 2.9%, to $15.5 million for the three months ended September 30, 2012, from $15.1 million for the same period in 2011. This change was primarily attributable to an increase in advertising revenue in our Los Angeles, Dallas and Houston markets.

Net revenues for our television segment increased by $1.2 million, or 7.6%, to $16.6 million for the three months ended September 30, 2012, from $15.4 million for the same period in 2011. This increase was primarily attributable to increased advertising revenue from our EstrellaTV national television network.

We currently expect full year net revenues in 2012, as compared to 2011, to increase in both our radio and television segments due to expected increases in advertising time sold and higher advertising rates. We also expect our television segment to continue to benefit from the expansion of our EstrellaTV national television network.

Total operating expenses. Total operating expenses increased by $6.8 million, or 26.9%, to $32.2 million for the three months ended September 30, 2012, as compared to $25.4 million for the same period in 2011. This increase was attributable to (1) a $3.6 million increase in broadcast licenses and long-lived assets impairment charges, (2) a $2.6 million increase in program and technical expenses, resulting primarily from an increase in programming amortization, (3) a $1.2 million increase in selling, general and administrative expenses, resulting primarily from an increase in reserve for employee advances and (4) the absence in 2012 of a $0.5 million gain for proceeds received from an insurance claim. These increases in operating expenses were partially offset by (1) a $0.9 million decrease in loss on sale and disposal of property and equipment, (2) a $0.1 million decrease in promotional expenses and (3) a $0.1 million decrease in depreciation and amortization expenses.

Total operating expenses for our radio segment increased by $2.8 million, or 29.3%, to $12.4 million for the three months ended September 30, 2012, as compared to $9.6 million for the same period in 2011. This increase was primarily attributable to (1) a $2.8 million increase in broadcast licenses and long-lived assets impairment charges, (2) a $0.4 million increase in selling, general and administrative expenses, resulting primarily from an increase in reserve for employee advances and (3) the absence in 2012 of a $0.3 million gain for proceeds received from an insurance claim. These increases were partially offset by a combined $0.4 million decrease in loss on sale and disposal of property and equipment and depreciation and amortization expenses and a combined $0.3 million decrease in other operating expenses including program and technical expenses and promotional expenses.

Total operating expenses for our television segment increased by $4.0 million, or 25.4%, to $19.8 million for the three months ended September 30, 2012, from $15.8 million for the same period in 2011. This increase was primarily attributable to (1) a $2.7 million increase in program and technical expenses, primarily related to an increase in programming amortization, (2) a $0.9 million increase in broadcast licenses and long-lived assets impairment charges, (3) a $0.9 million increase in selling, general and administrative expenses, resulting primarily from an increase in reserve for employee advances and (4) the absence in 2012 of a $0.2 million gain for proceeds received from an insurance. These increases were partially offset by a $0.7 million decrease in loss on sale and disposal of property and equipment.

We currently anticipate that our total operating expenses will increase in 2012 as compared to 2011. We anticipate higher programming costs for our television segment and increased personnel and promotional expenses relating to the continued expansion of our EstrellaTV network. In addition, our total operating expenses could be impacted by the number and size of additional radio and TV assets that we acquire.

Interest expense and interest and other income. Interest expense and interest and other income decreased by $0.1 million to $12.0 million for the three months ended September 30, 2012, as compared to $12.1 million for the same period of 2011.

Interest rate swap income. Interest rate swap income decreased by $0.8 million for the three months ended September 30, 2012, as the interest rate swap contract expired in November 2011.

Exchange offering costs. We recognized exchange offering costs of $1.5 million for the three months ended September 30, 2012, related to legal, accounting and other costs incurred in order to continue our Exchange Offers and Consent Solicitations. See “Exchange Offers and Consent Solicitations” above.

Provision for income taxes. We recognized an income tax provision of $0.2 million for the three months ended September 30, 2012, as compared to an income tax provision of $0.5 million for the same period of 2011.

Net loss. We recognized a net loss of $13.9 million for the three months ended September 30, 2012, as compared to a net loss of $6.7 million for the same period of 2011, an increase in net loss of $7.2 million. This change was primarily attributable to a $6.8 million increase in operating expenses, as discussed above, a $1.5 million increase in exchange offering costs and a $0.8 million decrease in interest rate swap income. These changes were partially offset by a $1.2 million increase in net revenues in our television segment, a $0.4 million increase in net revenues in our radio segment, a decrease of $0.3 million in provision for income taxes and a $0.1 million decrease in interest expense and interest and other income.

Adjusted EBITDA. Adjusted EBITDA decreased by $2.6 million, or 27.3%, to $6.9 million for the three months ended September 30, 2012, as compared to $9.5 million for the same period in 2011. This change was primarily the result of a $2.6 million increase in program and technical expenses, a $1.2 million increase in selling, general and administrative expenses and the absence in 2012 of a $0.5 million gain for proceeds received from an insurance claim. These decreases were partially offset by a $1.2 million increase in net revenues in our television segment, a $0.4 million increase in net revenues in our radio segment and a $0.1 million decrease in promotional expenses.

Adjusted EBITDA for our radio segment increased by $0.1 million, or 0.9%, to $7.2 million for the three months ended September 30, 2012, as compared to $7.1 million for the same period in 2011. This increase was primarily the result of the increase in net revenues and the decreases in program and technical expenses, promotional expenses, partially offset by the absence in 2012 of a gain for proceeds received from an insurance claim and an increase in selling, general and administrative expenses.

Adjusted EBITDA for our television segment decreased by $2.7 million, or 110.9%, to an Adjusted EBITDA loss of $0.3 million for the three months ended September 30, 2012, from an Adjusted EBITDA income of $2.4 million for the same period in 2011. This change was primarily the result of a $2.7 million increase in program and technical expenses, a $0.9 million increase in selling, general and administrative expenses and the absence in 2012 of a $0.2 million gain for proceeds received from an insurance claim. These decreases were partially offset by a $1.2 million increase in net revenues.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net Revenues. Net revenues increased by $4.3 million, or 4.9%, to $91.7 million for the nine months ended September 30, 2012, from $87.4 million for the same period in 2011. The change was primarily attributable to increased advertising revenue from our television segment, partially offset by a decline in our radio segment.

Net revenues for our radio segment declined by $0.6 million, or 1.5%, to $40.9 million for the nine months ended September 30, 2012, from $41.6 million for the same period in 2011. This change was primarily attributable to declines in advertising revenue in our Los Angeles market, partially offset by increases in advertising revenues in our Houston market.

Net revenues for our television segment increased by $4.9 million, or 10.6%, to $50.8 million for the nine months ended September 30, 2012, from $45.9 million for the same period in 2011. This change was primarily attributable to increased advertising revenue from our EstrellaTV national television network.

Total operating expenses. Total operating expenses increased by $9.8 million, or 13.3%, to $83.4 million for the nine months ended September 30, 2012, as compared to $73.6 million for the same period in 2011. This increase was primarily attributable to (1) a $7.5 million increase in program and technical expenses, primarily related to an increase in programming amortization, (2) a $3.6 million increase in broadcast licenses and long-lived assets impairment charges, (3) a $1.1 million increase in selling, general and administrative expenses, resulting primarily from an increase in reserve for employee advances, (4) the absence in 2012 of a $0.9 million gain related to a legal settlement and (5) the absence in 2012 of a $0.5 million gain for proceeds received from an insurance claim. These increases in total operating expenses were partially offset by (1) a $1.9 million gain on sale and disposal of property and equipment during the nine months ended September 30, 2012 compared to a $1.5 million loss on sale and disposal of property and equipment during the same period of 2011, a $3.4 million favorable change, (2) a $0.2 million decrease in promotional expenses and (3) a $0.2 million decrease in depreciation and amortization expenses.

Total operating expenses for our radio segment decreased by $1.1 million, or 3.7%, to $27.5 million for the nine months ended September 30, 2012, from $28.6 million for the same period in 2011. This decrease was primarily attributable to (1) a $1.8 million gain on sale and disposal of property and equipment during the nine months ended September 30, 2012 compared to a $0.2 million loss on sale and disposal of property and equipment during the same period of 2011, a $2.0 million favorable change, (2) a $1.5 million decrease in selling, general and administrative expenses, which primarily reflects a $0.7 million charge related to a legal settlement in prior year and lower bad debt expenses, (3) a $0.8 million decrease in program and technical expenses, which primarily reflects lower music license fees, (4) a $0.3 million decrease in promotional expenses and (5) a $0.3 million decrease in depreciation and amortization expenses. These decreases were offset by (1) a $2.8 million increase in broadcast licenses and long-lived assets impairment charges, (2) the absence in 2012 of a $0.9 million gain related to a legal settlement and (3) the absence in 2012 of a $0.3 million gain for proceeds received from an insurance claim.

Total operating expenses for our television segment increased by $10.9 million, or 24.1%, to $55.9 million for the nine months ended September 30, 2012, from $45.0 million for the same period in 2011. This increase was primarily due to (1) an $8.4 million increase in programming and technical expenses, resulting from an increase in amortization of capitalized costs related to the production of original programming content and incremental costs related to our EstrellaTV network, (2) a $2.7 million increase in selling, general and administrative expenses, primarily attributable to additional costs related to the expansion of our EstrellaTV network, including additional sales staff, advertising, reserve for employee advances and costs related to upfront presentations, (3) a $0.9 million increase in broadcast licenses and long-lived assets impairment charges, (4) the absence in 2012 of a $0.2 million gain for proceeds received from an insurance claim in the prior year, (5) a $0.1 million increase in promotional expenses and (6) a $0.1 million increase in depreciation and amortization expenses. These increases in operating expenses were partially offset by a $0.2 million gain on sale and disposal of property and equipment during the nine months ended September 30, 2012 compared to a $1.3 million loss on sale and disposal of property and equipment during the same period of 2011, a $1.5 million favorable change.

Interest expense and interest and other income. Interest expense and interest and other income increased by $1.2 million to $35.6 million for the nine months ended September 30, 2012, as compared to $34.4 million for the same period of 2011, as a result of the March 2011 refinancing of LBI Media’s former senior credit facility with $220.0 million of 9 1/4% senior secured notes and a $50.0 million senior secured revolving credit facility. This transaction resulted in (1) the write-off of $1.0 million of deferred financing costs associated with the former senior credit facility and (2) higher weighted average interest rates and outstanding balances on our long-term debt.

Interest rate swap income. Interest rate swap income decreased by $2.3 million for the nine months ended September 30, 2012, as the interest rate swap contract expired in November 2011.

Exchange offering costs. We recognized exchange offering costs of $2.6 million for the nine months ended September 30, 2012, related to legal, accounting and other costs incurred in order to commence our private exchange offers. See “Exchange Offers and Consent Solicitations” above.

Provision for income taxes. During the nine months ended September 30, 2012, we recognized an income tax provision of $1.3 million, as compared to $1.5 million for the same period in 2011.

Net loss. We recognized a net loss of $31.3 million for the nine months ended September 30, 2012, as compared to a net loss of $19.7 million for the same period of 2011, an increase in net loss of $11.6 million. This change was primarily attributable to (1) a $9.8 million increase in operating expenses, as discussed above, (2) a $2.6 million increase in exchange offering costs, (3) a $2.3 million decrease in interest rate swap income, (4) a $1.3 million increase in interest expense and interest and other income, and (5) a $0.6 million decrease in net revenues in our radio segment. These changes were partially offset by a $4.9 million increase in net revenues in our television segment and a $0.2 million decrease in provision for income taxes.

Adjusted EBITDA. Adjusted EBITDA decreased by $5.5 million, or 23.2%, to $18.5 million for the nine months ended September 30, 2012, as compared to $24.0 million for the same period in 2011. The decrease was primarily the result of (1) a $7.5 million increase in program and technical expenses, (2) a $1.1 million increase in selling, general and administrative expenses, (3) the absence in 2012 of a $0.9 million gain related to a legal settlement, (4) a $0.6 million decrease in net revenues in our radio segment and (5) the absence in 2012 of a $0.5 million gain for proceeds received from an insurance claim. These decreases were partially offset by (1) a $4.9 million increase in net revenues in our television segment and (2) a $0.2 million decrease in promotional expenses.

Adjusted EBITDA for our radio segment increased by $0.9 million, or 5.2%, to $18.3 million for the nine months ended September 30, 2012, as compared to $17.4 million for the same period in 2011. The increase was primarily the result of (1) a $1.6 million decrease in selling, general and administrative expenses, (2) a $0.8 million decrease in program and technical expenses and (3) a $0.3 million decrease in promotional expenses, partially offset by (1) the absence in 2012 of the $0.9 million gain related to a legal settlement, (2) a $0.6 million decline in net revenues and (3) the absence in 2012 of a $0.3 million gain for proceeds received from an insurance claim.

Adjusted EBITDA for our television segment decreased by $6.5 million, or 97.1%, to $0.2 million for the nine months ended September 30, 2012, from $6.7 million for the same period in 2011. This decrease was primarily the result of (1) an $8.4 million increase in program and technical expenses, (2) a $2.7 million increase in selling, general and administrative expenses, (3) a $0.1 million increase in promotional expenses and (4) the absence in 2012 of a $0.2 million gain for proceeds received from an insurance claim, partially offset by a $4.9 million increase in net revenues.

Liquidity and Capital Resources

Our primary sources of liquidity are cash from operations and available borrowings under the 2011 Revolver. We dedicate a substantial portion of available cash to pay principal and interest on our outstanding debt because we are highly leveraged. As of September 30, 2012, our total indebtedness was approximately $505.1 million, of which approximately $0.1 million is due during the remainder of 2012 and approximately $42.0 million is due in 2013. LBI Media Holdings’ Senior Discount Notes mature on October 15, 2013 and currently have approximately $41.8 million outstanding, excluding the Senior Discount Notes held by us. Given the challenges in the current economic environment related to advertising revenue growth and our continued investment in television programming content, we have been experiencing high levels of cash used in operating activities.

In an attempt to reduce our outstanding debt and debt service obligations, we have commenced the Exchange Offers to exchange new notes to be issued by LBI Media and LBI Media Holdings for any and all of LBI Media’s 2007 Senior Subordinated Notes and LBI Media Holdings’ Senior Discount Notes. Concurrently with the Exchange Offers, LBI Media began soliciting consents for amendments to its 2011 Revolver from lenders under the 2011 Revolver and for amendments to the indenture governing its 2011 Senior Secured Notes from holders of its 2011 Senior Secured Notes. See “—Exchange Offers and Consent Solicitations.” The Exchange Offers are conditioned on, among other things, obtaining the requisite consents to the proposed amendments to the Senior Secured Revolver and the indenture governing the 2011 Senior Secured Notes. We can provide no assurances that the Exchange Offers will be consummated. If the Exchange Offers are not consummated, we will need to pursue one or more alternative strategies, such as refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets, in order to pay the amounts due under LBI Media Holdings’ Senior Discount Notes when they mature in October 2013 and to meet our ongoing obligations. If LBI Media Holdings and its subsidiaries are unable to secure alternative sources of liquidity in sufficient amounts, LBI

Media Holdings and its subsidiaries may not be able to satisfy their obligations when they become due which would have a material adverse effect on LBI Media Holdings’ and its subsidiaries’ overall business and financial condition. Because LBI Media has also pledged substantially all of its assets to its existing lenders and holders of LBI Media’s 2011 Senior Secured Notes (as defined below), the Company may not be able to refinance its existing debt or issue additional debt or equity securities on favorable terms, if at all, and if the Company must sell its assets, it may negatively affect its ability to generate net revenues.

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

The 2011 Revolver is guaranteed on a senior secured basis by all of LBI Media’s existing and future wholly owned domestic subsidiaries. Borrowings under the 2011 Revolver are secured by substantially all of the assets of LBI Media and the guarantors (other than the assets of LBI Media’s subsidiary, Empire Burbank Studios, LLC, or Empire), including a first priority pledge of all capital stock of each of LBI Media’s domestic subsidiaries. The 2011 Revolver also contains customary covenants that, among other things, restrict the ability of LBI Media and its restricted subsidiaries to: (i) incur or guaranty additional debt; (ii) engage in mergers, acquisitions and asset sales; (iii) make loans and investments; (iv) declare and pay dividends or redeem or repurchase capital stock; (v) transact with affiliates; and (vi) engage in different lines of business. All of these covenants are subject to a number of important limitations and exceptions under the agreements governing the 2011 Revolver. Under the 2011 Revolver, LBI Media must also maintain its material FCC licenses and maintain an amount of revolver facility indebtedness (which, as defined in the credit agreement, includes only amounts outstanding under LBI Media’s senior secured revolving credit facility and does not include LBI Media’s senior secured notes and the mortgage notes of Empire) that would not result in a ratio of revolver facility debt to EBITDA (as defined in the credit agreement) of more than 3.5 to 1.0. As of September 30, 2012, LBI Media was in compliance with all such covenants. If the Exchange Offers are consummated, certain covenants of the 2011 Revolver will be amended. See “—Exchange Offers and Consent Solicitations” for additional information.

In connection with LBI Media’s entry into the credit agreement relating to the 2011 Revolver and the indenture relating to its 2011 Senior Secured Notes, LBI Media and the guarantors of the 2011 Revolver and its 2011 Senior Secured Notes also entered into a collateral trust and intercreditor agreement, or the Intercreditor Agreement. The Intercreditor Agreement defines the relative rights of the lenders under the 2011 Revolver and the holders of the 2011 Senior Secured Notes with respect to the collateral securing LBI Media’s and the guarantors’ respective obligations under the 2011 Revolver and the 2011 Senior Secured Notes. Pursuant to the Intercreditor Agreement, amounts received upon the sale of collateral securing the 2011 Revolver and the 2011 Senior Secured Notes following an event of default will be applied first to repay indebtedness under the 2011 Revolver, and then to repay indebtedness under the 2011 Senior Secured Notes and any future indebtedness sharing priority with the 2011 Senior Secured Notes with respect to such repayments.

The indenture governing LBI Media’s 8 1/2% senior subordinated notes prohibits borrowing under the 2011 Revolver, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes (discussed below) earlier than one year prior to their stated maturity.

As of September 30, 2012, $17.9 million was outstanding under the 2011 Revolver. Since September 30, 2012, LBI Media has borrowed, net of repayments, an additional $8.8 million under its 2011 Revolver. We expect to continue to make incremental borrowings under LBI Media’s 2011 Revolver to meet ongoing cash obligations in the future.

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

The 2011 Senior Secured Notes bear interest at a rate of 9.25% per annum. However, if the Exchange Offers are consummated, the interest rate for the 2011 Senior Secured Notes will change to 10% or 10  1/4% depending on the amount of 2007 Senior Subordinated Notes validly tendered and accepted in the Exchange Offers. See “—Exchange Offers and Consent Solicitations” for additional information. Interest payments are made on a semi-annual basis each April 15 and October 15, and payments commenced on October 15, 2011. The 2011 Senior Secured Notes will mature in April 2019. LBI Media may redeem the 2011 Senior Secured Notes at any time on or after April 15, 2015 at redemption prices on redemption dates specified in the indenture governing the notes, plus accrued and unpaid interest. At any time prior to April 15, 2015, LBI Media may redeem some or all of its 2011 Senior Secured Notes at a redemption price equal to a 100% of the principal amount of the 2011 Senior Secured Notes plus a “make-whole” amount specified in the indenture. Also, LBI Media may redeem up to 35% of the aggregate principal amount of the 2011 Senior Secured Notes with the net proceeds from certain equity offerings completed prior to April 15, 2015 at a redemption price of 109.25% of the principal amount of the 2011 Senior Secured Notes, plus accrued and unpaid interest, if any; provided that at least 65% of the aggregate principal amount of all 2011 Senior Secured Notes remain outstanding immediately after such redemption, subject to certain exceptions, and that such redemption occurs within 90 days of the date of closing of any such equity offering.

In addition, upon a change of control, as defined in the indenture governing the 2011 Senior Secured Notes, LBI Media must make an offer to repurchase all of the outstanding 2011 Senior Secured Notes, at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest.

The indenture governing the 2011 Senior Secured Notes contains customary covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock; (iii) make investments and other restricted payments; (iv) incur liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets; (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are allowed to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. LBI Media may also incur certain additional senior secured debt so long as after giving effect to the granting of such additional senior secured debt, LBI Media’s consolidated secured leverage ratio (as defined in the indenture) does not exceed (i) 4.0 to 1.0 (excluding certain subordinated and junior secured indebtedness) in the case of certain senior secured debt or other indebtedness of LBI Media or any of its subsidiaries (except Empire) that are pari passu with LBI Media’s 9 1/4% senior secured notes and other senior secured debt or (ii) 5.0 to 1.0 in the case of secured indebtedness that is subordinated or junior to LBI Media’s 9 1/4% senior secured notes and other senior secured debt. As of September 30, 2012, LBI Media was in compliance with all such covenants.

The indenture governing the 2011 Senior Secured Notes and the related security agreement provide for customary events of default (subject in certain instances to cure periods and dollar thresholds), including but not limited to, the failure to make payments of interest or premium, if any, on or principal of, the 2011 Senior Secured Notes, the failure to comply with certain covenants for a period of time after notice has been provided, the acceleration of other indebtedness resulting from the failure to pay principal on such other indebtedness prior to its maturity, and certain events of insolvency. If any event of default occurs, the principal, premium, if any, interest and any other monetary obligations on all the outstanding 2011 Senior Secured Notes may become due and payable immediately. If the Exchange Offers are consummated, certain covenants of the 2011 Senior Secured Notes will be amended. See “Exchange Offers and Consent Solicitations” for additional information.

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

The indenture governing the 2007 Senior Subordinated Notes contains restrictive covenants that limit the ability of LBI Media and its subsidiaries to, among other things: (i) incur or guaranty additional indebtedness or issue certain preferred stock; (ii) pay dividends or distributions on, or redeem or repurchase, capital stock, (iii) make investments and other restricted payments, (iv) incur certain liens; (v) apply the proceeds from certain asset sales; (vi) consummate any merger, consolidation or sale of substantially all assets, (vii) enter into or engage in certain transactions with affiliates; and (viii) engage in certain business or activities. The indenture governing the 2007 Senior Subordinated Notes also prohibits the incurrence of indebtedness, the proceeds of which would be used to repay, redeem, repurchase or refinance any of our senior discount notes earlier than one year prior to the stated maturity of the senior discount notes unless such indebtedness is (i) unsecured, (ii) pari passu or junior in right of payment to the 2007 Senior Subordinated Notes of LBI Media, and (iii) otherwise permitted to be incurred under the indenture governing LBI Media’s 2007 Senior Subordinated Notes. All of these covenants are subject to a number of important limitations and exceptions. For example, LBI Media and its restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as its leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of September 30, 2012, LBI Media was in compliance with all such covenants.

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

On July 17, 2012, Media began soliciting consents from holders of the 2007 Senior Subordinated Notes to certain proposed amendments that would eliminate or waive substantially all of the restrictive covenants contained in the indenture governing such notes, eliminate certain events of default, modify certain covenants, and modify or eliminate certain other provisions, including, in some cases, certain provisions relating to defeasance, contained in the indenture governing such notes. If the Exchange Offers are consummated, certain covenants in the indenture governing the remaining 2007 Senior Subordinated Notes may be amended. See “—Exchange Offers and Consent Solicitations.”

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

In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, aggregate principal amount of our Senior Discount Notes in various open market transactions. As such, the total principal amount due to noteholders, other than LBI Media Holdings was $41.8 million as of September 30, 2012.

The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. All of these covenants are subject to a number of important limitations and exceptions. For example, we and our restricted subsidiaries are permitted to incur additional indebtedness, in addition to certain specified debt that is permitted, and issue certain kinds of equity, in each case so long as our leverage ratio (as defined in the indenture) does not exceed 7.0 to 1.0. As of September 30, 2012, we were in compliance with all such covenants. If the Exchange Offers are consummated, certain covenants in the indenture governing the remaining Senior Discount Notes may be amended. See “—Exchange Offers and Consent Solicitations” for additional information.

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

The following table summarizes our various levels of indebtedness at September 30, 2012.

Issuer	Form of Debt	Principal Amount Outstanding(1)	Scheduled Maturity Date	Interest rate (per annum)
LBI Media, Inc.	$50.0 million senior secured revolving credit facility	$17.9 million (2)	March 18, 2016	LIBOR or base rate, plus an applicable margin
LBI Media, Inc.	Senior secured notes	$220.0 million aggregate principal amount at maturity	April 1, 2019	9.25%
LBI Media, Inc.	Senior subordinated notes	$228.8 million aggregate principal amount at maturity	August 1, 2017	8.5%
LBI Media Holdings, Inc.	Senior discount notes	$68.4 million (3)	October 15, 2013	11%
Empire Burbank Studios LLC	Mortgage note	$1.5 million	July 1, 2019	5.52%

(1)	Amounts exclude unamortized debt discounts.
(2)	We expect to continue to make incremental borrowings under LBI Media’s 2011 Revolver to meet ongoing cash obligations in the future. Since September 30, 2012, we have borrowed, net of repayments, an additional $8.8 million under the 2011 Revolver.
(3)	In 2010, 2009 and 2008, we purchased approximately $3.6 million, $1.0 million and $22.0 million, respectively, aggregate principal amount of our senior discount notes in various open market transactions. As such, the total principal amount due to noteholders, other than LBI Media Holdings was $41.8 million as of September 30, 2012.

Cash Flows. Cash and cash equivalents were $7.5 million and $1.2 million at September 30, 2012 and December 31, 2011, respectively. The increase in our cash balances primarily reflects the net proceeds from the $17.9 million draw on the 2011 Revolver, less cash utilized during the quarter.

Net cash used in operating activities was $13.6 million and $10.1 million for the nine months ended September 30, 2012 and 2011, respectively. This change was primarily attributable to an increase in television programming cost payments.

Net cash provided by investing activities was $2.1 million for the nine months ended September 30, 2012. Net cash used in investing activities was $9.0 for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, our investing activities primarily consisted of net proceeds from the sale of property and equipment, repayments on notes receivable, offset by fixed asset purchases related to television set construction costs at our production facilities and the purchase of the low-power television station WVFW. During the nine months ended September 30, 2011, our investing activities primarily consisted of fixed asset purchases related to the build-out of our new television production facility in Burbank.

Net cash provided by financing activities was $17.8 million and $31.9 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, cash provided by financing activities reflected the net proceeds from borrowings under LBI Media’s 2011 Revolver. Cash provided by financing activities during the nine months ended September 30, 2011 primarily reflected the net proceeds from the issuance of the 2011 Senior Secured Notes, after the repayment of LBI Media’s former senior credit facilities and transaction costs.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At September 30, 2012, such obligations and commitments were LBI Media’s 2011 Revolver, 9 1/4% senior secured notes and 8 1/2% senior subordinated notes, our senior discount notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries, our operating leases and our Nielsen network ratings contract (for a description of this contract, see Note 7 “Commitments and Contingencies — Ratings Services” in our accompanying condensed consolidated unaudited financial statements) as follows (in millions):

	Payments Due by Period from September 30, 2012
Contractual Obligations	Total	Remaining 2012	1-3 Years	3-5 Years	More than 5 Years
Long-term debt (principal and interest)	$742.3	$12.8	$128.4	$81.3	$519.8
Operating leases	15.5	0.5	3.5	3.2	8.3
Nielsen network ratings contract	5.6	1.4	4.2	—	—

Total contractual cash obligations	$763.4	$14.7	$136.1	$84.5	$528.1

The above table includes principal and interest payments under our debt agreements based on our interest rates and principal balances as of September 30, 2012 and assumes no additional borrowings or unscheduled principal payments on LBI Media’s 2011 Revolver until the facility matures in March 2016 and no unscheduled principal payments on LBI Media’s senior secured notes or senior subordinated notes or our senior discount notes. As noted above under “—Overview”, our financial performance and cash generated from operations will need to increase significantly to meet our cash needs. While we have commenced the Exchange Offers, the Exchange Offers may not be consummated. As a result, we may need to seek alternative sources of liquidity, including asset sales or additional debt or equity financing to meet our debt obligations. If we are unable to secure alternative sources of liquidity in sufficient amounts, we may not be able to satisfy our obligations when they become due which would have a material adverse effect on our overall business and financial condition.

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the two-year period ended September 30, 2012. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA.” Adjusted EBITDA consists of net income or loss plus provision for income taxes, interest expense and other income, net, interest rate swap income, depreciation and amortization, loss or gain on disposal of property and equipment, impairment of broadcast licenses and long-lived assets, exchange offering costs and stock-based compensation expense.

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

There were no significant changes to our critical accounting policies during the three and nine months ended September 30, 2012. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion on our critical accounting policies.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”). You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

•	whether we will have sufficient cash to meet our debt service obligations;

•	whether we will consummate the Exchange Offers;

•	general economic conditions in the United States and in the regions in which we operate;

•	our dependence on advertising revenues;

•	changes in rules and regulations of the FCC;

•	our ability to attract, motivate and retain officers and other key personnel;

•	our ability to successfully affiliate with television stations or convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	potential disruption from natural hazards, equipment failure, power loss and other events or occurrences;

•	strong competition in the radio and television broadcasting industries;

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

In the ordinary course of business, we are exposed to various market risks, including fluctuations in interest rates and changes in general economic conditions. There were no material changes to our quantitative and qualitative disclosures about market risk during the three and nine months ended September 30, 2012. Please see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk”, contained in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion on quantitative and qualitative disclosures about market risk.

Item 4.	Controls and Procedures

(A) Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President and Secretary and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on the foregoing, our Chief Executive Officer, President and Secretary and our Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

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

(B) Changes in Internal Control Over Financial Reporting

As of September 30, 2012, we have begun, but have not completely remediated the material weakness in our internal control over financial reporting in connection with the reporting of impairments of property and equipment. Since the above material weakness was identified, we have undertaken an evaluation of our processes over the identification of and accounting for impairment of property and equipment. However, all of the deficiencies have not been remediated as of the date of this filing. The material weaknesses will not be fully remediated until, in the opinion of our management, the revised control procedures have been operating for a sufficient period of time to provide reasonable assurances as to their effectiveness. Other than as described in this Item 4, there have been no significant changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Our dispute with Broadcast Music, Inc. relating to royalties is ongoing. No material developments in these proceedings occurred during the three and nine months ended September 30, 2012. For more information on these proceedings, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the twelve month period ended December 31, 2011.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number	Exhibit Description

3.1	Restated Certificate of Incorporation of LBI Media Holdings, Inc. (1)

3.2	Certificate of Ownership of Liberman Broadcasting, Inc. (successor in interest to LBI Holdings I, Inc.), dated July 9, 2002 (2)

3.3	Amended and Restated Bylaws of LBI Media Holdings, Inc. (1)

4.1	Indenture governing LBI Media Holdings, Inc.’s 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (3)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Indenture, dated as of July 23, 2007, by and among LBI Media, Inc., the subsidiary guarantors party thereto, and U.S. Bank National Association, as trustee (4)

4.4	Form of 8.5% Senior Subordinated Note due 2019 (included as Exhibit A-1 to Exhibit 4.3)

4.5	Indenture, dated as of March 18, 2011, by and among LBI Media, Inc., the guarantors named therein and U.S. Bank National Association, as trustee (5)

4.6	Form of 9.25% Senior Secured Note due 2019 (included as Exhibit A-1 to Exhibit 4.5)

10.1	Employment Agreement, dated as of July 1, 2012, by and between LBI Media Holdings, Inc. and Blima Tuller. (6)

10.2	Form of Indemnification Agreement. (7)

10.3	Form of Indemnification Agreement (Terence M. O’Toole). (7)

31.1	Certification of Chief Executive Office, President and Secretary pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the SEC on November 14, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media Holdings, Inc.’s Quarterly Report on Form 10-Q filed on May 15, 2007.
(2)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(3)	Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122), filed with the Securities and Exchange Commission on October 30, 2003, as amended.
(4)	Incorporated by reference to LBI Media Holdings, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 23, 2007 (File No. 333-110122).
(5)	Incorporated by reference to LBI Media Holdings, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 18, 2011 (File No. 333-110122).
(6)	Incorporated by reference to LBI Media Holdings, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2012 (File No. 333-110122).
(7)	Incorporated by reference to LBI Media Holdings, Inc’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 13, 2012 (File No. 333-110122).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA HOLDINGS, INC.

By:	/s/ Blima Tuller
Blima Tuller
Chief Financial Officer (principal financial officer and principal accounting officer)

Date: November 14, 2012